Form 10-K
period 2018-01-31
VERINT SYSTEMS INC
filed 2018-03-29
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2018

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2017) was approximately $2,502,717,000.

There were 63,836,109 shares of the registrant’s common stock outstanding on March 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2018, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

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

•
risks associated with our reliance on third-party suppliers, partners, or original equipment manufacturers (“OEMs”) for certain components, products, or services, including companies that may compete with us or work with our competitors;

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

•
risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate, including, among others, with respect to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, government contracts, and regulations related to our security solutions;

•	risks associated with our ability to retain and recruit qualified personnel in regions in which we operate, including in new markets and growth areas we may enter;

•
challenges associated with selling sophisticated solutions, including with respect to educating our customers on the benefits of our solutions or assisting them in realizing such benefits, and offering and maintaining a broad solution portfolio;

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. (“CTI”), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of the successor to CTI’s business operations, Mavenir Inc. (“Mavenir”), being unwilling or unable to provide us with certain indemnities to which we are entitled;

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

Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more informed, timely, and effective decisions. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint solutions to optimize customer engagement and make the world a safer place. Verint delivers its Actionable Intelligence solutions through two operating segments: Customer Engagement Solutions™ (“Customer Engagement”) and Cyber Intelligence Solutions™ (“Cyber Intelligence”).

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both structured and unstructured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,400 professionals and backed by more than 850 patents and patent applications worldwide.

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

Our two operating segments are described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report. Each operating segment has dedicated management teams, sales and marketing, customer service, and research and development resources with shared back-office services. See also Note 15, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

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

Our Actionable Intelligence Strategy

To address the need for Actionable Intelligence across many use cases in Customer Engagement and Cyber Intelligence, we developed an innovative foundation—Verint’s advanced Actionable Intelligence platform. We define our platform as having the following four components:

•
Data Capture. Our Actionable Intelligence platform enables the capture of a wide range of data, including both structured and unstructured data, such as operational, transactional, network, and web data. Our platform is designed to support big data applications which depend on the ability to capture, store, and manage very large data sets from multiple data sources.

•
Data Processing. Our Actionable Intelligence platform facilitates the process of taking structured and unstructured data from multiple sources and then cleansing, fusing, and preparing the data for analysis. This data processing stage is particularly important in applications that require data capture and fusion from multiple sources, different systems, and numerous environments.

•
Data Analysis. Our Actionable Intelligence platform enables the use of a wide range of engines for data analytics, including classification, correlation, anomaly detection, identity extraction, behavioral analysis, and predictive analytics. Big data analysis is a crucial step in identifying critical insights that otherwise might not be intuitive.

•
Data Visualization. Our Actionable Intelligence platform facilitates the presentation of crucial insights from data to decision makers and the provision of workflow, collaboration, and case management capabilities so they can make more timely and informed decisions. The platform supports many use cases, and the type of data visualization used for delivering actionable insights to users can be optimized based on the specific user environment.

Our strategy is to continue to leverage our Actionable Intelligence platform as a foundation for new analytical solutions to address specific use cases for Customer Engagement and Cyber Intelligence. As noted above, our two operating segments have dedicated domain experts and operational functions focused on understanding the specific requirements of their respective markets and customers, and developing leading Actionable Intelligence solutions that can effectively address the unique needs of their customers.

Customer Engagement Solutions

Overview

Organizations have cited effective customer engagement as a key to creating sustainable competitive advantage and as critical to their future success. As a result, many are making it a priority to invest in new customer engagement technologies that can elevate the customer experience, and at the same time reduce operating cost.

As The Customer Engagement Company™, Verint is an established global leader with over two decades of experience helping organizations worldwide improve their customer engagement operations. Our strategy is to help organizations meet their strategic goals by simplifying, modernizing, and automating customer engagement across the enterprise.

For most organizations, customer engagement is no longer just a contact center function. It has become a responsibility shared across many parts of the enterprise. To support the needs of our customers, we offer a broad portfolio of customer engagement solutions that address requirements throughout the enterprise, including contact centers, back-office and branch operations, self-service, ecommerce, customer experience, marketing, IT, and compliance.

Verint is a leader in cloud and has one of the broadest Customer Engagement™ portfolios available, including offerings for Workforce Engagement, Self-Service, Voice of the Customer, and Compliance and Fraud. We leverage the latest in artificial intelligence (AI) and advanced analytics technology to unlock the potential of automation and intelligence to drive real business impact across organizations. We offer organizations a smooth transition to the cloud, and through our hybrid models, organizations can deploy our solutions using a public cloud (SaaS), private cloud, and/or perpetual license approach, as well as combinations of these models. Independent industry experts, such as Forrester, Gartner, and Ventana Research, have all recognized Verint as a leader in customer engagement.

We have more than 10,000 customers and a large partner network globally, helping us drive ongoing innovation in our award-winning offerings. We focus on developing customers for life, and have been recognized as a “CRM Service Winner” for 10 consecutive years.

Trends

Many organizations are facing complex, dated, and mostly disparate environments in their legacy customer engagement operations that make it challenging to deliver on the promise of an exceptional customer experience. Faced with higher customer expectations and the need for market differentiation, organizations view customer engagement as essential to their future success. As a result, they are investing in new customer engagement technologies that can elevate the customer experience, while reducing operating cost. We believe the following trends are driving growth in our market as organizations seek to:

•
Reduce Complexity and Become More Agile to Adapt Faster. Many organizations have complex environments that were put together over many years with multiple legacy systems from many different vendors deployed in silos across the enterprise. To reduce complexity, they are looking for new solutions that are open and flexible and make it simple to address evolving requirements, while protecting their legacy investments. Organizations also are seeking open platforms that address their customer engagement needs across many enterprise functions, including the contact center, back-office and branch operations, self-service, ecommerce, customer experience, marketing, IT, and compliance.

•
Modernize Customer Engagement IT Architectures. Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. Organizations, which are at different stages of moving to the cloud and other modernization initiatives also are looking for vendors that can help them evolve customer engagement at their own pace with minimal disruption to their operations.

•
Automate Customer Engagement Operations. Many organizations are looking to improve the customer experience and increase revenue, while at the same time reducing cost. To achieve this, they seek solutions that incorporate machine learning and analytics to reduce manual work and increase workforce efficiency through automation. They also seek to empower their customers with self-service backed by AI-powered bots, and human/bot collaboration, to elevate the customer experience in a fast, personalized way.

Our Strategy

Our strategy was designed working closely with our customers, which include more than 85 percent of the Fortune 100, as well as with our large global partner network. This strategy, as outlined below, is intended to enable organizations to simplify, modernize, and automate their customer engagement operations and turn customer engagement into a sustainable competitive advantage, while reducing complexity and cost in customer operations.

•
Simplifying Customer Engagement. We offer solutions that are open, easy to deploy, and simple to use. Our open portfolio is designed to integrate into organizations’ current and evolving technology environments and to share data seamlessly across the organization. This enables customers to protect their existing investments, as they can “start anywhere” within the Verint portfolio based on their business-specific requirements and expand over time. Our open portfolio is also compatible with leading providers of call center communications solutions, providing organizations flexibility to select the most suitable communications solution for their contact centers, while leveraging Verint’s portfolio for elevating the customer experience and reducing cost. We believe this compatibility is particularly important now as the contact center communications market is going through change with new entrants offering disruptive approaches to communications.

•
Modernizing Customer Engagement. We offer organizations a smooth transition to the cloud, and through our hybrid cloud model, they can deploy solutions from our portfolio in public cloud (SaaS), private cloud and perpetual license models, or combinations of these. Our API-rich portfolio provides organizations the ability to easily share data across the enterprise and integrate with third-party applications. Our modern and open portfolio also makes our solutions compatible with IT initiatives for modernizing enterprise architectures.

•
Automating Customer Engagement. We enable organizations to draw on the power of automation to reduce repetitive, manual tasks, increase employee efficiency, and lower cost. Our strategy is to infuse automation capabilities throughout our solution portfolio to enable employees to focus on more strategic work, empower consumers with AI bots so they can serve themselves, and support human/bot collaboration. Our automation capabilities deliver intelligence and context in real-time, reduce errors in manual work, ensure adherence to compliance requirements, and enable customer experiences that are faster, personalized, and more enjoyable.

Our Offerings

For most organizations, customer engagement is no longer just a contact center function, it is a responsibility shared across the entire enterprise. To support the needs of our customers, we offer a broad portfolio across a wide spectrum of customer engagement functions. Our solutions address requirements across contact centers, back-office and branch operations, self-

service, ecommerce, customer experience, marketing, IT, and compliance functions. Our offerings span the following categories: Workforce Engagement, Self-Service, Voice of the Customer, and Compliance and Fraud.

•	Workforce Engagement
Our Workforce Engagement offerings enable organizations to empower the workforce to engage with customers effectively in the contact center and in back-office and branch operations. These solutions empower employees and managers with modern tools to simplify their jobs, easily access and share knowledge, reduce costs, increase revenue, and orchestrate the delivery of exceptional experiences across all engagement channels.

•	Self-Service
Our Self-Service offerings enable organizations to improve customer experiences and reduce costs by delivering automated help to their customers that’s faster and requires less effort. These solutions help make customer self-service as simple and effective as assisted service. Leveraging the same intelligence that empowers employees, self-service bots enable customers to succeed at helping themselves, and create a modern, conversational experience that is consistent across voice and digital channels.

•	Voice of the Customer
Our Voice of the Customer offerings enable organizations to improve customer experiences and reduce costs by effectively listening, analyzing, and acting on customer intelligence, and transforming it into enterprise intelligence to drive desired customer and business outcomes. These solutions measure and improve experiences, satisfaction, and loyalty, and they provide feedback to drive improvements in operational processes. The offerings are deployed across contact center, customer experience, marketing, and other organizational functions.

•	Compliance and Fraud
Our Compliance and Fraud offerings enable organizations to avoid fines and minimize fraud. Our Compliance solutions support regulatory requirements, such as the General Data Protection Regulation (GDPR), in contact centers, financial trading compliance, emergency response operations, and other environments. Our Fraud solutions help investigate and mitigate the risk of contact center identity fraud, branch banking fraud, and self-service systems fraud.

We offer our customers solutions that are comprised of one or more of the following products (listed in alphabetical order):

Product Name	Description
Automated Quality Management
Automates the entire quality management (QM) process, from scoring evaluations to assigning coaching. Delivers consistent, calibrated scoring and new levels of employee performance and transparency, bringing a modern, employee-empowering, and cost-effective approach to QM.

Automated Verification
Automates testing and verification of systems across multiple applications (e.g., ACD, IVR, recording, desktop applications, routers, firewalls) to ensure optimum operation. Actively checks systems for issues and proactively simulates user transactions to validate performance. Provides enhanced control and awareness of system health, status, and performance to avoid issues with service availability, data integrity, and data breaches.

Branch Surveillance and Investigation
Helps financial institutions, retailers, and other organizations identify security threats and vulnerabilities, mitigate risk, ensure operational compliance, and improve fraud investigations. Offers real-time intelligence and protection to enhance the customer experience, while safeguarding people, property, and assets. Features video recording and analytics to heighten protection, improve performance, reduce costs, and provide rapid action/response when required.

Case Management
Allows organizations to automate and adapt business processes rapidly in response to changing market and customer requirements. Tracks the progress of customer and internal issues as they are resolved between various parties in the organization, helping deliver end-to-end case lifecycle management using business rules and service level agreements (SLAs).

Chat Engagement
Enables employees to help online customers in real-time. Provides customers with a quick, easy way to communicate with customer service employees via a simple text interface, and helps employees rapidly address needs and decrease abandonment of online transactions. Guides customers through online processes using chat in conjunction with co-browsing.

Coaching/Learning
Provides a framework for consistent, performance-based mentoring of employees by supervisors and the automated delivery of training right to the employee desktop. Can be scheduled at the best times to minimize impact on service levels, and enable employees to engage and improve their skills on-demand.

Compliance Recording
Reliably and securely captures, encrypts, archives, searches, and replays interactions for compliance and liability protection. Enables organizations and employees to protect credit card data and personal information (data compliance), adhere to rules for recording and telemarketing practices (communications compliance), proactively address complaints, and help prevent identity theft.

Customer Communities
Enables organizations to establish and manage online communities on behalf of their customers and partners to support social customer service, digital marketing, and engagement. Fosters self-service, knowledge sharing, collaboration, and networking through peer-to-peer support forums, communications blogs, and online resources, such as discussion forums, product documentation, and how-to videos.

Desktop and Process Analytics
Provides organizations with visibility into how employees use different systems, applications, and processes to perform their functions. Helps identify opportunities to improve business processes, increase employee productivity and capacity, enhance compliance, and heighten the overall efficiency, cost, and quality of customer service.

Digital Feedback
Features an enterprise solution that captures customer-initiated feedback via web and mobile channels during key moments in the customer journey, and empowers organizations to analyze and act in real-time on that feedback to deliver demonstrable business value.

Email Engagement
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

Employee Desktop
Unifies the disparate applications on an employee’s desktop. Presents on one screen all of the contextual customer information, relevant knowledge, and business process guidance that an employee needs to handle interactions in any channel, without having to toggle between numerous screens and applications.

Enterprise Feedback
Provides an enterprise-class platform to help organizations gain a complete view of the voice of their customers and employees through company-initiated surveys delivered via mobile, email, web, IVR, and SMS channels, together with the ability to analyze and act on that feedback to achieve desired outcomes.

Financial Compliance
Improves compliance in trading room, contact center, and financial back-office operations by capturing voice, video, desktop, and text interactions across multiple channels, including collaboration tools (e.g., Skype for Business and Cisco Jabber). Delivers reliable, robust recording, indexing, archiving, and retrieval of interactions and transactions to address complex challenges, including MiFID II, trading floor compliance, collaboration compliance, legal hold, and more.

Full-Time Recording
Enables enterprise recording to support customer engagement. Reliably and securely captures, encrypts, indexes, archives, searches, and replays audio, screen, and other methods of interaction from different and mixed recording environments, and couples these capabilities with powerful speech analytics to provide greater value from recorded interactions.

Gamification
Applies automated game mechanics to energize employee engagement, communicate personal and organizational goals, measure and acknowledge achievements, inspire collaboration, and motivate teams. Delivers key performance indicator (KPI)-linked programs to transform the process of acquiring, maintaining, and improving the skills, knowledge, and behaviors necessary for employees to enhance quality, customer engagement, sales, and other expertise.

Identity Analytics
Combines automated recorder-embedded “passive” voice biometrics technology with multifactor metadata analytics to screen calls against the databases of both customer and known fraudster voiceprints. Offers “upstream fraud detection” functionality to identify suspicious caller behavior within voice self-service interactions, and helps improve experiences by authenticating legitimate customers faster, reducing call handling and fraud-related losses.

Internal Communities
Supports employee engagement, collaboration, and enterprise social networking through open and closed micro-communities, peer-to-peer support forums, communications blogs, wikis, activity streams, and online resources. Enables knowledge and best practice sharing in a high-value, low-effort manner, enhancing relationships, productivity, and efficiency.

Knowledge Management
Provides a central repository of up-to-date information to deliver the right knowledge to users in the contact center and to customers through self-service. Provides answers quickly by searching, browsing, or following guided processes, with personalized results tailored to the customer’s context. Helps increase first contact resolution, improve the consistency and quality of answers, enhance compliance with regulations and company processes, and reduce employee training time.

Mobile Workforce
Comprises a family of mobile applications, offering anytime, anywhere access to important operational information. Allows employees to access and change schedules and view performance information, and enables the convenient collection of in-the-moment feedback through device-friendly survey formats over the web, email, and SMS, as well as on site in retail stores and sporting venues.

Performance Management
Provides a complete, closed-loop solution to manage individual and departmental performance against goals. Provides a comprehensive view of KPIs using performance scorecards to report on customer interactions, customer experience trends, and contact center, branch, and back-office staff performance. Leverages scorecards, along with learning, coaching, and gamification as part of a broader capability.

Robotic Process Automation
Automates repetitive manual processes, allowing employees to focus on more complex and value-added customer-facing activities. Leverages software robots to execute specific tasks or entire multistep processes within a functional area, leading to improved quality and productivity.

Social Analytics
Collects, analyzes, and reports relevant insights derived from posts and content published to social media sites and messaging services. Reveals intelligence and trends related to sentiment, emerging topics and themes, and locations, enabling organizations to understand the voice of the customer and giving employees the means and insight they need to respond to/address issues and concerns expressed through these channels.

Speech Analytics
Automatically analyzes and identifies trends, themes, and the root causes driving customer call volumes in order to proactively respond to issues and act on opportunities that enhance the customer experience and support business objectives.

Text Analytics
Performs root cause analysis on the drivers and trends driving customer interactions through text-based communications channels-including survey verbatims, email, and customer service chat sessions-to improve performance, optimize processes, and enhance the customer experience.

Virtual Assistant
Uses artificial intelligence (AI) and machine learning to provide conversational access to information, get answers to complex questions, and orchestrate self-service transactions across voice and digital channels. Predicts user intent based on context and initiates best next actions based on business rules in order to deliver successful outcomes.

Voice Self-Service
Provides natural language, speech-enabled voice self-service enhanced by real-time, contextual automation and analytics-driven personalization.  Leverages business intelligence to analyze and adapt call flow and the pace of interactions based on caller behavior, and to continually improve performance over time.

Voice Self-Service Fraud Detection
Automates and provides upstream fraud detection based on real-time analysis of over 60 parameters of caller behavior in voice self-service across multiple calls and programs. Identifies and flags suspicious callers based on threat level, and alerts the enterprise so action can be taken to mitigate risk prior to account takeover.

Web/Mobile Self-Service
Enables customers to self-serve on the web or via their mobile devices. Unites knowledge management, case management, process management, and channel escalation to enable personalized web and mobile self-service experiences. Features advanced cross-channel messaging, enabling customers to start a digital interaction on one device and continue it on another, as well as seamlessly transition from self-service to live service within a mobile app, mobile web, or web application.

Work Manager
Helps increase productivity, meet service delivery goals, and enhance customer satisfaction by prioritizing the work of individual employees, helping ensure they focus on the right activities at the right time. Provides a practical approach to managing claims processing, loan production, and other blended and back-office functions by prioritizing work items to meet SLAs based on available employees with the right skills.

Workforce Management
Enables organizations to efficiently plan, forecast, and schedule employees to meet service level goals. Provides visibility into and a singular management tool for the work, the people, and the processes across customer touchpoints in contact center, branch and back-office operations.

Cyber Intelligence Solutions

Overview

Verint is a leading global provider of security and intelligence data mining software. Our Intelligence-Powered Security™
software is deployed in over 100 countries, helping governments, critical infrastructure and enterprise organizations to neutralize and prevent terror, crime and cyber threats. Our data mining software helps security organizations capture and analyze data from multiple sources and turn that data into actionable insights. Verint has over two decades of cyber intelligence experience leveraging data mining software, deep domain expertise and advanced intelligence methodologies to address a broad range of security missions for intelligence, cyber and physical security organizations.

We believe that security organizations face new kinds of sophisticated threats that are increasingly complex, and they seek to deploy data mining solutions that are powered by predictive intelligence and incorporate a higher level of automation using artificial intelligence and other advanced analytic technologies. Our significant experience serving leading security agencies around the world provides us with a unique perspective on our customers’ evolving needs and allows us to respond quickly to new market trends.

Verint’s growth strategy is to expand our Intelligence-Powered Security software portfolio to address market trends and to offer our solutions directly and through partners to our growing installed base and to new customers globally.

Trends

We believe that the key trends driving demand for security and intelligence data mining software include:

•
Security Threats are Pervasive and Becoming More Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more complex to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that can help them capture and analyze data from multiple sources to effectively and efficiently address the challenge of increased complexity.

•
Shortage of Security Analysts Make It Difficult to Address the Growing Complexity of Security Threats. Security organizations are using data mining solutions to help conduct investigations and generate actionable insights. Typically, data mining solutions require security organizations to employ intelligence analysts and data scientists to operate them. However, there is a shortage of such qualified personnel globally leading to elongated investigations and increased risk that security threats go undetected or are not addressed. To overcome this challenge, many security organizations are seeking advanced data mining solutions that automate functions historically performed manually to improve the quality and speed of investigations and intelligence production. These organizations are also increasingly seeking artificial intelligence and other advanced data analysis tools to gain intelligence faster with fewer analysts and data scientists.

•
Security Organizations are Looking for Predictive Intelligence as a Force Multiplier. Predicative intelligence is generated by correlating massive amounts of data from a wide range of disparate sources to uncover previously unknown connections, to identify suspicious behaviors using advanced analytics and to predict future events. Predictive intelligence is a force multiplier, enabling security organizations to allocate resources more effectively to prioritize various operational tasks based on actionable intelligence. Security organizations are seeking advanced data mining solutions that can generate accurate and actionable predictive intelligence to shorten investigation times and empower their teams with greater insights.

Our Strategy

We believe we are well positioned to address these market trends. The key elements of our growth strategy include:

•
Address the Increased Complexity of Security Threats with Advanced Data Mining Software, Proven Intelligent Methodologies and Deep Domain Expertise. Verint has a long history of working closely with leading security organizations around the world and has designed its data mining software portfolio based on a thorough understanding of our customers’ needs, proven intelligence methodologies and deep domain expertise. We believe this experience positions us well to expand existing customer relationships, win new customers, and continue to grow our data mining software portfolio to address evolving and more complex security threats.

•
Leverage Automation Technologies to Reduce Dependency on Security Analysts and Data Scientists. Security analysts and data scientists are critical to conducting security investigations in an environment of growing complexity. However, given a shortage of these skilled resources, it is important to reduce the dependency on them by automating tedious and repetitive functions that previously required manual operation. Our strategy is to increase the use of automation and artificial intelligence technologies across our portfolio and introduce advanced data mining software that can further automate the intelligence and investigative processes for our customers, while reducing dependency on large numbers of intelligence analysts and data scientists.

•
Improve the Effectiveness of Security Organizations with Predictive Intelligence Capabilities. Our data mining software portfolio provides our customers the capability to capture and analyze data and to generate predictive intelligence. Our strategy is to further enhance our software to empower security organizations with more accurate predictive intelligence by leveraging analytics and machine learning technologies that can correlate massive amounts of data from a wide range of disparate sources. Our solutions are engineered to collect and analyze vast amounts of data from multiple and diverse sources and leverage artificial intelligence, as well as other advanced analysis tools, to generate intelligence and predict future events, shortening the time to intelligence, reducing the number of routine tasks and empowering our customers to execute their missions faster and more efficiently.

Our Products

Product Name	Description
Cyber Security
Our cyber security software captures cyber security data and applies machine learning and behavioral analytics to empower an organization’s Security Operations Center. “Virtual Analysts” automate the process of detecting, investigating and responding to advanced cyber-attacks and drive intelligence to the security operations team.

Intelligence Fusion Center (IFC) and Web and Social Intelligence
Our Intelligence Fusion software enables security analysts to work more efficiently by fusing cross-organizational data-sources, generating and surfacing valuable insights, and turning knowledge into actions and predictive intelligence. Our Web & Social Intelligence software enables the collection, fusion and analysis of data from the web, including the deep web and dark nets, from social media blogs and from the media.

Network Intelligence Suite	Our network intelligence data mining software helps security organizations generate critical intelligence from large amount of data captured from a variety of network and open sources.
Situational Intelligence
Our Situational Intelligence software delivers intelligence to help organizations increase situational awareness, improve security responsiveness and realize greater operational efficiency. It captures and fuses data from multiple systems and sensors, such as access control, video, intrusion, fire, public safety, weather, traffic, first responder, and other mobile device systems. It enables security organizations to quickly fuse, analyze, and report information, and take action on risks, alarms, and incidents.

Our Solutions: By Industry

Verint offers its broad portfolio of Intelligence-Powered Security software to the security market across many industries, including:

•	National Security agencies are using Verint solutions to prevent terrorism, collect intelligence and investigate security threats.

•
Law Enforcement Agencies are using Verint solutions to fight a wide range of criminal activity, such as arson, drug trafficking, homicides, human trafficking, identity theft, kidnapping, anti-poaching, illegal immigration, financial crimes, and other organized crimes.

•
Critical Infrastructure, such as airports, transportation systems, power plants, public and government facilities, are using Verint solutions to improve efficiency and effectiveness of physical security and to detect and respond to cyber threats.

•	Enterprises are using Verint solutions to improve efficiency and effectiveness of security of physical assets and safety of people, to detect and respond to cyber threats, and to investigate fraud.

•	Telecommunication Carriers are using Verint solutions to comply with certain government regulations requiring them to assist the government in their evidence and intelligence collection processes.

Our Solutions: By Security Challenge

Below are examples of the challenges security organizations around the world are using Verint’s Intelligence-Powered Security portfolio to address:

•	Terrorism - Tracking terrorist organizations and generating actionable intelligence for detecting and preventing terror attacks.

•	Drug Trafficking - Identifying local and international drug networks, running complex investigations, generating legal evidence and taking action against traffickers.

•	Criminal Investigations - Accelerating investigations through behavioral profiles and visual link analysis and revealing investigation clues.

•	Advanced Cyber Threats - Detecting breaches across attack chains and automating cyber investigations.

•	Physical Security - Evaluating and responding more efficiently to incidents to ensure facility and asset protection, as well as employee safety.

•	Poaching - Generating intelligence about sellers, middlemen and buyers of contraband.

•	Financial Crime - Fusing data from financial databases, the web and other sources to identify and investigate suspicious financial transactions.

•	Natural Disasters - Empowering field teams with intelligence to quickly zero-in on areas of need and provide urgent help.

•	Border Control - Tracking and preventing illegal border activity.

Customer Services

We offer a range of customer services, including implementation and training, consulting and managed services, and maintenance and support, to help our customers maximize their return on investment in our solutions.

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

Consulting

Our management consulting capabilities include business strategy, process excellence, performance management, intelligence methodologies, and project and program management, and are designed to help our customers maximize the value of our solutions in their own environments.

Managed Services

We offer a range of managed services designed to help our customers effectively run their operations, and maximize business and intelligence insights. These managed services are recurring in nature and can be delivered in conjunction with Verint’s technology or on a standalone basis and help to deepen our trusted partner relationships with our customers.

Maintenance and Support

We offer a range of customer maintenance and support plans to our customers and resellers, which may include phone and web access to technical personnel up to 24-hours-a-day, seven-days-a-week. Our support programs are designed to help ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Customer Engagement solutions are generally sold with a warranty of one year for hardware and 90 days for software. Our Cyber Intelligence solutions are generally sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Customer Engagement solutions.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (“VARs”), and OEM partners. Approximately half of our overall sales are made through partners, distributors, resellers, and system integrators.

Each of our solutions is sold by trained, dedicated, regionally-organized direct and indirect sales teams.

•	Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents.

•
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

Customers

Our solutions are used by over 10,000 organizations in more than 180 countries. In the year ended January 31, 2018, we derived approximately 65% and 35% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. In the year ended January 31, 2017, we derived approximately 66% and 34% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. In the year ended January 31, 2016, we derived approximately 61% and 39% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. We are party to contracts with customers in both of our segments, the loss of which could have a material adverse effect on the segment.

In the year ended January 31, 2018, we derived approximately 53%, 31%, and 16% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. In the year ended January 31, 2017, we derived approximately 54%, 30%, and 16% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2016, we derived approximately 51%, 31%, and 18% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. See also Note 15, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

For the year ended January 31, 2018, approximately one third of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Due to the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. Some of our customer engagements require us to have security credentials or to participate in projects through an approved legal entity.

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

To support our research and development efforts, we make significant investments in R&D every year. In the years ended January 31, 2018, 2017, and 2016, we spent approximately $190.6 million, $171.1 million, and $177.7 million, respectively, on R&D, net. We allocate our R&D resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects” under Item 1A of this report.

As noted above, a significant portion of our R&D operations is located outside the United States. We have derived benefits from participation in certain government-sponsored programs, including those of the Israel Innovation Authority (“IIA”), formerly the Office of the Chief Scientist (“OCS”), and in other jurisdictions for the support of R&D activities conducted in those locations. In the case of Israel, the Israeli law under which our IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the IIA. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Because we have significant foreign operations and business, we are subject to geopolitical and other risks that could materially adversely affect our results” and “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions” under Item 1A of this report for a discussion of certain risks associated with our foreign operations.

Manufacturing, Suppliers, and Service Providers

While Verint is focused on developing software to accommodate customers’ desire for turnkey solutions, we also deliver solutions that incorporate third-party hardware components. This applies mainly to our Cyber Intelligence segment, as the majority of the solutions from our Customer Engagement segment are comprised of software and do not incorporate hardware components. We utilize both unaffiliated manufacturing subcontractors, as well as our internal operations, to produce, assemble, and deliver solutions incorporating hardware components. These internal operations consist primarily of installing our software on externally purchased hardware components, final assembly, repair, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also perform system integration functions prior to shipping turnkey solutions to our customers. Our internal operations are performed primarily in our German, Israeli, U.S. and Cypriot facilities for solutions in our Cyber Intelligence segment, and in our U.S. facility for certain solutions in our Customer Engagement segment. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have typically been able to obtain adequate supplies of all material components in a timely manner from alternative sources, when necessary. We also rely on third parties to provide certain services to us or to our customers, including hosting providers and providers of other cloud-based services. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects” under Item 1A of this report for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2018, we employed approximately 5,200 professionals, including certain contractors, with approximately 42%, 22%, 24%, and 12% of our employees and contractors located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively.

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

Patents

As of January 31, 2018, we had more than 850 patents and patent applications worldwide, including more than 130 patent issuances or allowances during the past year. We have accumulated a significant amount of proprietary know-how and expertise in developing Actionable Intelligence solutions. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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

In our Customer Engagement segment, our competitors include Aspect Software, Inc., eGain Corporation, Genesys Telecommunications, Medallia Inc., NICE Systems Ltd., Nuance Communications, Inc., Pegasystems Inc., and divisions of larger companies, including Microsoft Corporation, Oracle Corporation, and Salesforce.com, Inc., along with many smaller companies, which can vary across regions. In our Cyber Intelligence segment, our competitors include BAE Systems plc, Cyberbit Ltd. (a subsidiary of Elbit Systems Ltd.), FireEye, Inc., Genetec Inc., IBM Corporation, JSI Telecom, Palantir Technologies, Inc., Rohde & Schwarz GmbH & Co. KG, and Thales Group, along with a number of smaller companies and divisions of larger companies that compete with us in certain regions or only with respect to portions of our product portfolio, and many smaller companies, which can vary across regions.

In each of our operating segments, we believe that we compete principally on the basis of:

•	Product performance and functionality;

•	Product quality and reliability;

•	Breadth of product portfolio and pre-defined integrations;

•	Global presence and high-quality customer service and support;

•	Specific domain expertise, industry knowledge, vision, and experience; and

•	Price.

We believe that our competitive success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. Some of our competitors have superior brand recognition and significantly greater financial or other resources than we do. We expect that competition will increase as other established and emerging companies enter our markets or we enter theirs, and as new products, services, technologies, and delivery methods are introduced. In addition, consolidation is common in our markets and has in the past and may in the future improve the position of our competitors. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A of this report for a more detailed discussion of the competitive risks we face.

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

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the Customer Engagement market and the Cyber Intelligence market in certain periods and in certain regions.  For the year ended January 31, 2018, approximately one third of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Customers or partners who are facing business challenges, reduced budgets, or liquidity issues are also more likely to defer purchase decisions or cancel or reduce orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges.  The introduction of products embodying new technology, new delivery platforms, managed services, or other cloud-based solutions, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete.  For example, in our Cyber Intelligence business, the increasing complexity and sophistication of security threats and encrypted communications have created significantly greater challenges for our customers and for our solutions to address. In our Customer Engagement business, we see a continued increase in interest in cloud-based solutions as well as market saturation for legacy, more mature solutions. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing needs of our customers.  We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization.  If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow.  We are also encountering new competitors as we expand into new markets or as new competitors expand into ours. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products.  Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, superior brand recognition, superior margins, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position. We also face competition from solutions developed internally by our customers or partners.  To the extent that we cannot compete effectively, our market share and, therefore, results of operations could be materially adversely affected.

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

A key element of our long-term strategy is to continue to invest in, enhance, and secure our business and operations and grow, both organically and through acquisitions.  Investments in, among other things, new markets, new products, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy.  However, such investments and efforts may not be successful, especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our short-term profitability.  Our success depends on our ability to effectively and efficiently enhance our existing operations and execute on our growth strategy. This includes our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets and with the new solutions in which we have invested.  Moreover, our existing infrastructure, systems, processes, and personnel may not be adequate for our current or future needs. For example, we recently upgraded our enterprise resource planning system and continue to work on the implementation of our new revenue recognition system. These kinds of implementations are complex, time-consuming, and expensive and we cannot assure you that we will not experience problems during or following such implementations, including among others, potential disruptions in our ability to report accurate and timely financial results. If we are unable to effectively and efficiently enhance our existing operations, execute on our growth strategy, and properly manage our investments, focus, and expenditures, our results of operations and market share may be materially adversely affected.

We may not be able to identify suitable targets for acquisition or investment, or complete acquisitions or investments on terms acceptable to us, which could negatively impact our ability to implement our growth strategy.
As part of our long-term growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future, subject to the terms of our senior credit agreement (the “2017 Credit Agreement”), the indenture governing our 1.50% convertible senior notes due June 1, 2021 (the “Notes”), and other restrictions.
In many areas, we have seen the market for acquisitions become more competitive and valuations increase. Our competitors also continue to make acquisitions in or adjacent to our markets and may have greater resources than we do, enabling them to pay higher prices. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments once identified on acceptable terms or at all. If we are not able to execute on our acquisition strategy, we may not be able to achieve our long-term growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
Our acquisition and investment activity presents certain risks to our business, operations, and financial position.

Acquisitions and investments are an important part of our strategy. Successful execution of a transaction, including the process of integrating an acquired company’s business following the closing of an acquisition or investment, is paramount to achieving the anticipated benefits of the transaction. If we are unable to execute successfully, we may experience both a loss on the investment and damage to our legacy business and valuation.

The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business.  The potential difficulties or risks of integrating an acquired company’s business include, among others:

•	the effect of the acquisition on our financial and strategic positions and our reputation;

•	risk that we fail to successfully implement our business plan for the combined business, including plans to accelerate growth;

•	risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale;

•	risk of unforeseen or underestimated challenges associated with an acquired company’s business or operations;

•	risk that the market does not accept the integrated product portfolio;

•	challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems;

•	retention risk with respect to key customers, suppliers, and employees and challenges in assimilating and training new employees;

•	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses, and permits; and

•	potential impact on our internal controls over financial reporting.

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities.  Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the revolving credit facility under our 2017 Credit Agreement. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

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

Sales opportunities and sales processes for sophisticated solutions and a broad solution portfolio like ours present significant challenges.

We offer our customers a broad solution portfolio with the flexibility to purchase a single point solution, which can be expanded over time, or a larger more comprehensive system. Regardless of the size of a customer’s purchase, many of our solutions are sophisticated and may represent a significant investment for the customer. As a result, our sales cycles can range in duration from as little as a few weeks to more than a year. Our larger sales typically require a minimum of a few months to consummate.  As the length or complexity of a sales process increases, so does the risk of successfully closing the sale.  Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities.  Customers may also require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.

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

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners, product development, project management, staffing, integration, services, and support. Our ability to develop, sell, and support larger solutions and a broad solution portfolio is a competitive differentiator for us, which provides for diversification and more opportunities for growth, but also requires greater investment for us and challenges associated with competition for limited internal resources.

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

The extended time frame and uncertainty associated with many of our sales opportunities also makes it difficult for us to accurately forecast our revenues (and attendant budgeting and guidance decisions) and increases the volatility of our operating results from period to period.  Our ability to forecast and the volatility of our operating results is also impacted by the fact that pricing, margins, and other deal terms may vary substantially from transaction to transaction, especially across business lines.  The terms of our transactions, including with respect to pricing, future deliverables, delivery model (e.g., perpetual license versus subscription), and post-contract customer support, also impact the timing of our ability to recognize revenue.  Because these transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue and creates challenges in managing our cloud transition and revenue mix.  The deferral or loss of one or more significant orders or a delay in a large implementation can also materially adversely affect our operating results, especially in a given quarter.  Larger transactions also increase the risk that our revenue and profitability becomes concentrated in a given period or over time. As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter.  This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis.  Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

If we are unable to establish and maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected.

Approximately half of our sales are made through partners, distributors, resellers, and systems integrators.  To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with such third parties. We must often compete with other suppliers for these relationships and our competitors often seek to establish exclusive relationships with these sales channels or to become a preferred partner for them.  Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, installation and maintenance, and price.  Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate.  Some of our channel partners may also compete with us or have affiliates that compete with us, or may partner with our competitors or offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, enabling, and adding to these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects.

Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers and OEM partners for certain non-standard products or components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors.  While we endeavor to use larger, more established suppliers, manufacturers, and partners wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of suppliers of new or unique technologies that we have not developed internally.  If these suppliers, manufacturers, or partners experience financial, operational, manufacturing capacity, or quality assurance difficulties, cease production or sale, or there is any other disruption in our supply, including as a result of the acquisition of a supplier or partner by a competitor, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delivery delays, and negatively impact our sales.  Although we endeavor to establish contractual protections with key providers, including source code escrows (where needed), warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

We also rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers as a result of poor performance by these third parties, cyber breaches, other security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business.

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

Our foreign operations are, and any future foreign growth will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•	foreign currency fluctuations;

•	political, security, and economic instability or corruption;

•
changes in and compliance with both international and local laws and regulations, including those related to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, currency restrictions, and other requirements;

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

We receive grants from the IIA for the financing of a portion of our research and development expenditures in Israel. The availability in any given year of these IIA grants depends on IIA approval of the projects and related budgets that we submit to the IIA each year.  The Israeli law under which these IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. This may limit our ability to engage in certain outsourcing or business combination transactions involving these products or require us to pay significant royalties or fees to the IIA in order to obtain any IIA consent that may be required in connection with such transactions. Israeli tax requirements may also place practical limitations on our ability to sell Israeli assets, restructure our Israeli business, or access funds in Israel.

Loss of security clearances or political factors may adversely affect our business.

Some of our subsidiaries maintain security clearances domestically and abroad in connection with the development, marketing, sale, and/or support of our Cyber Intelligence solutions.  These clearances are reviewed from time to time by these countries and could be deactivated, including for political reasons unrelated to the merits of our solutions, such as the list of countries we do business with or the fact that our local entity is controlled by or affiliated with an entity based in another country.  If we lose our security clearances in a particular country, we may be unable to sell our Cyber Intelligence solutions for secure projects in that country and might also experience greater challenges in selling such solutions even for non-secure projects in that country.  Even if we are able to obtain and maintain applicable security clearances, government customers may decline to purchase our Cyber Intelligence solutions if they were not developed or manufactured in that country or if they were developed or manufactured in other countries that are considered disfavored by such country.  We may also experience negative publicity or other adverse impacts on our business as a result of offering certain types of Cyber Intelligence solutions or if we sell our Cyber Intelligence solutions to countries that are considered disfavored by the media or political or social rights organizations even where such activities or transactions are permissible under applicable law.

We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact our business.

Our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, government contracts, and cyber intelligence.  Compliance with these regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders.  Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction.  We may also be unsuccessful in obtaining permits, licenses, or other authorizations required to operate our business, such as for the marketing or sale or import or export of our products and services.

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

We believe that regulation will continue to increase around the world with respect to the solicitation, collection, processing, and/or use of personal, financial, and consumer information. In addition, the interpretation and application of existing consumer and data protection laws and industry standards in the United States, Europe, and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. Complying with these various laws and regulations may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Information / Product Security and Intellectual Property

The mishandling or the perceived mishandling of sensitive information could harm our business.

Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data,

including information or data used in intelligence gathering or law enforcement activities. While our customers’ use of our products does not provide us access to the customer’s sensitive or confidential information or data, we or our partners may receive or come into contact with such information or data, including personally identifiable information, when we are asked to perform services or support functions for our customers. We or our partners may also receive or come into contact with such information or data in connection with our SaaS or other hosted or managed services offerings.  We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of such information and data, including background screening of certain services personnel, non-disclosure agreements with employees and partners, access rules, and controls on our information technology systems. Customers are also increasingly focused on the security of our products and services and we continuously work to address these concerns, including through the use of encryption, access rights, and other customary security features, which vary based on the solution in question and customer requirements. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses or breaches affecting us, our partners, or our products or services, could reduce demand for our products or services or otherwise expose us to financial or reputational harm or legal liability.

Our solutions may contain defects or may be vulnerable to cyber-attacks, which could expose us to both financial and non-financial damages.

Many of our existing solutions are and future solutions are expected to be sophisticated and may develop operational problems.  New products and new product versions, service models such as hosting, SaaS, and managed services, and the incorporation of third-party products or services into our solutions, also give rise to the risk of defects or errors. These defects or errors may relate to the operation or the security of the products. If we do not discover and remedy such defects, errors, or other operational or security problems until after a product has been released to customers or partners, we may incur significant costs to correct such problems and/or become liable for substantial damages for product liability claims or other liabilities. Moreover, even products or services that are well-designed and tested may be vulnerable to cyber-attacks. If one or more of our products or services, including elements provided by third-party suppliers or partners, are found to have defects or errors, or if there is a successful cyber-attack on one of our products or services even absent a defect or error, it may also result in questions regarding the integrity of our products or services generally, which could cause adverse publicity and impair their market acceptance and could have a material adverse effect on our results or financial condition.

We may be subject to information technology system breaches, failures, or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel.  These systems may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, physical security breaches, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, or acts of terrorism or war.  We have experienced cyber-attacks in the past and may experience them in the future, potentially with greater frequency.  While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate.  We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security controls, and other procedures that we follow, may not prevent system breaches, failures, or disruptions. Such system breaches, failures, or disruptions could subject us to the loss, compromise, or disclosure of sensitive or confidential information or intellectual property, the destruction or corruption of data, financial losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including SaaS or other hosted or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting.  Information system breaches or failures at one of our partners, including hosting providers or those who support other cloud-based offerings, may also result in similar adverse consequences. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

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

The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products infringed on their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, either with respect to our own intellectual property or intellectual property we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Third parties may also assert infringement claims against our customers or partners. Subject to certain limitations, we generally indemnify our customers and partners with respect to infringement by our products on the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have sufficient insurance coverage or adequate indemnification in the case of intellectual property licensed from a third party.  If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use or sell, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business.

Some of our products contain free or open source software (together, “open source software”) and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or protections in the event the open source software infringes a third party’s intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products, including the need to seek licenses from third parties, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products.  Any of these developments could materially adversely affect our business.

Risks Related to Our Finances and Capital Structure

We have a significant amount of indebtedness, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At March 15, 2018, we had total outstanding indebtedness of approximately $822 million under our 2017 Credit Agreement and the Notes, meaning that we are significantly leveraged. In addition, we have the ability to borrow additional amounts under our 2017 Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

In addition, because our indebtedness under our 2017 Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates.

The revolving credit facility under our 2017 Credit Agreement contains a financial covenant that requires us to satisfy a maximum consolidated leverage ratio test. Our ability to comply with the leverage ratio covenant is dependent upon our ability to continue to generate sufficient earnings each quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt, and we cannot assure that we will be successful in any or all of these regards.

Our 2017 Credit Agreement also includes a number of restrictive covenants which limit our ability to, among other things:

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

If certain events of default occur under our 2017 Credit Agreement, our lenders could declare all amounts outstanding to be immediately due and payable. An acceleration of indebtedness under our 2017 Credit Agreement may also result in an event of default under the indenture governing the Notes. Additionally, if a change of control as defined in our 2017 Credit Agreement were to occur, the lenders under our credit facilities would have the right to require us to repay all of our outstanding obligations under the facilities.

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

If we are not able to generate sufficient cash domestically in order to fund our U.S. operations, stock repurchases, and strategic opportunities, and to service our debt, we may incur withholding taxes in order to repatriate certain overseas cash balances, or we may need to raise additional capital in the future.

On December 22, 2017 the Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted in the United States. The newly enacted 2017 Tax Act includes significant changes to corporate taxation in the United States including a mandatory one-time tax on accumulated earnings of foreign subsidiaries. As a result, all deferred foreign earnings not previously subject to U.S. income tax have now been taxed and we therefore do not expect to incur any significant additional U.S. taxes related to such amounts. However, certain unremitted earnings may be subject to foreign withholding tax upon repatriation to the United States.

If the cash generated by our domestic operations, plus certain foreign cash which we would repatriate and for which we have accrued the related withholding tax, is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate additional overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate foreign cash and incur a significant tax cost (in addition to amounts previously accrued) or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

We may be adversely affected by our acquisition of CTI or our historical affiliation with CTI and its former subsidiaries.

As a result of the February 2013 acquisition of our former parent company, CTI (the “CTI Merger”), CTI’s liabilities, including contingent liabilities, have been consolidated into our financial statements. If CTI’s liabilities are greater than represented, if the contingent liabilities we have assumed become fixed, or if there are obligations of CTI of which we were not aware at the time of completion of the CTI Merger, we may have exposure for those obligations and our business or financial condition could be materially and adversely affected. Adjustments to the CTI consolidated group’s tax liability for periods prior to the CTI Merger could also affect the net operating losses (“NOLs”) allocated to Verint as a result of the CTI Merger and cause us to incur additional tax liability in future periods.

As a result of our historical affiliation with CTI and other members of the historical CTI consolidated tax group, we could also become liable for taxes of other members of the CTI consolidated group for historical periods under certain circumstances. Adjustments to the historical CTI consolidated group’s tax liability for periods prior to Verint’s IPO could also affect the NOLs allocated to Verint in the IPO and cause us to incur additional tax liability in future periods.

We are entitled to certain indemnification rights from the successor to CTI’s business operations (Mavenir Inc.) in connection with the transactions contemplated by our agreement and plan of merger with CTI and the agreements entered into in connection with the distribution by CTI to its shareholders of substantially all of its assets other than its interest in us (the “Comverse Share Distribution”). However, there is no assurance that Mavenir will be willing and able to provide such indemnification if needed. If we become responsible for liabilities (including tax liabilities) not covered by indemnification or substantially in excess of amounts covered by indemnification, or if Mavenir becomes unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

Our financial results may be significantly impacted by changes in our tax position.
We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in valuation allowance on deferred tax assets (including our NOL carryforwards), changes in unrecognized tax benefits, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries or among our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results.
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

In addition, on December 22, 2017, the 2017 Tax Act was enacted in the United States. The 2017 Tax Act significantly revises the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations.

The key provisions impacting our January 31, 2018 year include a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and our use of NOLs to reduce the one-time tax on previously untaxed earnings of foreign subsidiaries at reduced rates regardless of whether the earnings are actually repatriated (the “Transition Tax”).

Additional provisions that are effective beginning after January 31, 2018, which may significantly impact our effective tax rate, include new limitations on the tax deductions for interest expense and executive compensation, elimination of the alternative minimum tax (“AMT”) and the ability to refund unused AMT credits over a four year period, and new rules related to uses and limitations of NOL carryforwards. New international provisions add a new category of deemed income from our foreign operations, eliminates U.S. tax on foreign dividends (subject to certain restrictions), and add a minimum tax on certain payments made to foreign related parties.

Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. It is unclear how certain provisions of the 2017 Tax Act will be applied absent further legislative, regulatory, or accounting clarification and guidance. In addition, it is uncertain if and to what extent various states will enact legislation to conform to the 2017 Tax Act. It is also uncertain if and to what extent foreign governments may enact tax legislation in response to the 2017 Tax Act. These uncertainties and the final interpretation of the 2017 Tax Act may adversely affect our business and financial condition.
Changes in accounting principles, or interpretations thereof, could adversely impact our financial condition or operating results.

We prepare our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require significant changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. The costs and effects of these changes could adversely impact our operating results, and difficulties in implementing new accounting principles could cause us to fail to meet our financial reporting obligations.

For example, in May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing GAAP revenue recognition guidance, changes how and when revenue is recognized, and provides guidance on how to account for costs related to contracts with customers. This new guidance became effective for us on February 1, 2018. We are implementing changes to our accounting systems and processes, internal controls, and disclosures to comply with the requirements of the new guidance. Our assessment of this new revenue recognition guidance and its impact is further discussed in Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included under Item 8 of this report, under “Recent Accounting Pronouncements”, along with discussions of other new accounting standards.

Our internal controls over financial reporting may not prevent misstatements and material weaknesses or deficiencies could arise in the future which could lead to restatements or filing delays.

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.  As a result, although our management has concluded that our internal controls are effective as of January 31, 2018, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.6 billion, or approximately 63% of our total assets, as of January 31, 2018. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

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

In addition, our financial outlooks do not assume fluctuations in currency exchange rates. Adverse fluctuations in currency exchange rates subsequent to providing our financial outlooks could cause our actual results to differ materially from those anticipated in our outlooks, which could negatively affect the price of our common stock.

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

•
speculation in the press and the analyst community, including with respect to changes in recommendations or earnings estimates or growth rates by financial analysts, changes in investors’ or analysts’ valuation measures for our securities, our credit ratings, or market trends unrelated to our performance;

•	stock sales by our directors, officers, or other significant holders, or stock repurchases by us;

•
hedging or arbitrage trading activity by third parties, including by the counterparties to the note hedge and warrant transactions that we entered into in connection with the issuance of the Notes; and

•	dilution that may occur upon any conversion of the Notes.

A significant drop in the price of our common stock or the Notes could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following describes our material properties as of the date of this report.
We lease a total of approximately 1.1 million square feet of office space covering approximately 72 offices around the world and we own an aggregate of approximately 79,000 square feet of office space at three sites in Scotland, Germany, and Indonesia.
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
We also occupy approximately 176,000 square feet of space at our main facility in Herzliya, Israel under a lease that we renewed on October 1, 2015 and that expires in 2025. This Herzliya facility is used primarily for logistics and storage, development, sales, marketing, and support related to our Cyber Intelligence operations. We also lease approximately 52,000 square feet of space at secondary facilities in Herzliya under leases with varying expiration dates.
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 14, “Commitments and Contingencies” to our consolidated financial statements included under Item 8 of this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements, although changes in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available on commercially reasonable terms in all areas where we currently do business.

Item 3. Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited (“VSL”), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purported to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during the period from March 2006 through March 2010, during which we did not make periodic filings with the SEC as a result of certain internal and external investigations and reviews of accounting matters discussed in our prior public filings. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch was seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions did not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv District Court and consolidated with the Deutsch District Action.
On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI’s former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1334/09) (the “Katriel District Action”). In the Katriel Labor Action, Ms. Katriel was seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during an extended filing delay period affecting CTI’s periodic reporting discussed in CTI’s historical SEC filings. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel was seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions did not specify an amount of damages. On March 2, 2010, the Katriel Labor Action was transferred to the Tel Aviv District Court, based on an agreed motion filed by the parties requesting such transfer.
On April 4, 2012, Ms. Deutsch and Ms. Katriel filed an uncontested motion to consolidate and amend their claims and on June 7, 2012, the District Court allowed Ms. Deutsch and Ms. Katriel to file the consolidated class certification motion and an amended consolidated complaint against VSL, CTI, and Comverse Limited. Following CTI’s announcement of its intention to effect the Comverse Share Distribution, on July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150.0 million in assets to secure any future judgment. The District Court ruled at such time that it would not decide this motion until the Deutsch and Katriel class certification motion was heard. Plaintiffs initially filed a motion to appeal this ruling in August 2012, but subsequently withdrew it in July 2014.
Prior to the consummation of the Comverse Share Distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in us and its then-subsidiary, Comverse, Inc.) to Comverse, Inc. or unaffiliated third parties. On October 31, 2012, CTI completed the Comverse Share Distribution, in which it distributed all of the outstanding shares of common stock of Comverse, Inc. to CTI’s shareholders. As a result of the Comverse Share Distribution, Comverse became an independent company and ceased to be a wholly owned subsidiary of CTI, and CTI ceased to have any material assets other than its equity interest in us. As of February 28, 2017, Mavenir Inc. became successor-in-interest to Comverse, Inc.
On February 4, 2013, we completed the CTI Merger. As a result of the CTI Merger, we have assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the Deutsch District Action and the Katriel District Action. However, under the terms of the Distribution Agreement between CTI and Comverse, Inc. relating to the Comverse Share Distribution, we, as successor to CTI, are entitled to indemnification from Comverse, Inc. (now Mavenir) for any losses we suffer in our capacity as successor-in-interest to CTI in connection with the Deutsch District Action and the Katriel District Action.
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
On December 15, 2016, CTI filed with the Supreme Court a motion for leave to appeal the District Court’s August 28, 2016 ruling. The plaintiffs did not file an appeal of the District Court’s August 28, 2016 ruling. On February 5, 2017, the District Court approved the plaintiffs’ motion to appoint a new representative plaintiff, Mr. David Vaaknin, for the current or former employees of VSL who held unexercised CTI stock options at the time CTI suspended option exercises, in replacement of Ms. Deutsch.
On August 8, 2017, the Supreme Court partially allowed CTI’s appeal and ordered the case to be returned to the District Court to determine whether a cause of action exists in this case under New York law, based on CTI’s previously submitted expert opinion and the opinion of any expert the plaintiffs elect to introduce.

On November 28, 2017, the plaintiffs submitted an expert opinion regarding New York law. On January 3, 2018, CTI filed a motion to dismiss the motion to certify the class action on the basis that the New York law opinion submitted by the plaintiffs does not directly address the causes of action in question, or alternatively, to dismiss the portions of the opinion that do not specifically relate to CTI’s expert opinion. On January 22, 2018, the court ruled that the plaintiffs should submit a motion to amend their class certification motion and that CTI’s motion to dismiss would remain pending. Based on input from the court, the parties have agreed to enter into a further round of mediation in an effort to settle the matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “VRNT”.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	Low	High
Year Ended January 31, 2017:
First quarter	$29.76	$38.00
Second quarter	$31.43	$37.13
Third quarter	$33.59	$39.68
Fourth quarter	$33.40	$38.95

Year Ended January 31, 2018:
First quarter	$35.90	$44.70
Second quarter	$38.55	$44.25
Third quarter	$37.05	$44.10
Fourth quarter	$38.35	$44.55

Holders

There were approximately 1,800 holders of record of our common stock at March 15, 2018. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our 2017 Credit Agreement restrict our ability to pay cash dividends on shares of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included under Item 7 of this report and Note 6, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report for a more detailed discussion of these limitations.

Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in our 2017 Credit Agreement and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2013 through January 31, 2018, and the reinvestment of any dividends. The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2013 through January 31, 2018. This data is not indicative of, nor intended to forecast, future performance of our common stock.

January 31,	2013	2014	2015	2016	2017	2018
Verint Systems Inc.	$100.00	$134.44	$157.93	$108.31	$110.50	$123.52
NASDAQ Composite Index	$100.00	$133.35	$152.66	$153.70	$187.33	$249.85
NASDAQ Computer & Data Processing Index	$100.00	$145.41	$153.09	$191.82	$222.37	$322.02

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150 million over two years. This program expires on March 29, 2018. We have made a total of $46.9 million in repurchases under the program.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the year ended January 31, 2018.

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

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Revenue	$1,135,229	$1,062,106	$1,130,266	$1,128,436	$907,292
Operating income	$48,630	$17,366	$67,852	$79,111	$122,286
Net (loss) income	$(3,454)	$(26,246)	$22,228	$36,402	$58,776
Net (loss) income attributable to Verint Systems Inc.	$(6,627)	$(29,380)	$17,638	$30,931	$53,757
Net (loss) income attributable to Verint Systems Inc. common shares	$(6,627)	$(29,380)	$17,638	$30,931	$53,583
Net (loss) income per share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.47)	$0.29	$0.53	$1.01
Diluted	$(0.10)	$(0.47)	$0.28	$0.52	$0.99
Weighted-average shares:
Basic	63,312	62,593	61,813	58,096	52,967
Diluted	63,312	62,593	62,921	59,374	53,878

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2018	2017	2016	2015	2014
Total assets	$2,580,620	$2,362,784	$2,355,735	$2,340,452	$1,768,192
Long-term debt, including current maturities	$772,984	$748,871	$738,087	$726,258	$637,670
Capital lease obligations, including current portions	$4,350	$68	$—	$—	$—
Total stockholders’ equity	$1,132,336	$1,015,040	$1,068,164	$1,004,903	$633,118

During the five-year period ended January 31, 2018, we acquired a number of businesses, the more significant of which are identified in the table below. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates.

Our consolidated operating results and consolidated financial condition during the five-year period ended January 31, 2018 included the following notable transactions and items:

As of and for the year ended January 31,		Description
2018	•	Completion of seven business combination throughout the year, for total consideration of approximately $136.0 million.
	•	Losses on early retirements of debt of $2.2 million, associated with refinancing and amending our Credit Agreement.
	•	Provisional deferred income tax expense of $15.0 million related to withholding on foreign earnings which may be repatriated.

2017	•	Completion of the acquisitions of Contact Solutions LLC in February 2016 and OpinionLab, Inc. in November 2016.

2016	•	None

2015	•	Completion of the acquisitions of KANA Software, Inc. and its subsidiaries (“KANA”) in February 2014 and UTX Technologies Limited in March 2014.
	•	An income tax benefit of $44.4 million resulting from the reduction of a valuation allowance on our deferred income tax assets recorded in connection with the acquisition of KANA.
	•	Losses on early retirements of debt of $12.5 million, primarily associated with an amendment to our Credit Agreement and the early partial retirement of our term loans.

2014	•	Completion of the CTI Merger on February 4, 2013.
	•	Losses on early retirements of debt of $9.9 million, primarily associated with an amendment to our Credit Agreement.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Business” under Item 1, “Selected Financial Data” under Item 6, and our consolidated financial statements and the related notes thereto included under Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in “Risk Factors” under Item 1A of this report.

Overview

Our Business

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more informed, timely, and effective decisions. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint solutions to optimize customer engagement and make the world a safer place.

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both structured and unstructured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,400 professionals and backed by more than 850 patents and patent applications worldwide.

To help our customers maximize the benefits of our technology over the solution lifecycle and provide a high degree of flexibility, we offer a broad range of services, such as strategic consulting, managed services, implementation services, training, maintenance, and 24x7 support. Additionally, we offer a broad range of deployment options, including cloud, on-premises, and hybrid, and software licensing and delivery models that include perpetual licenses and SaaS.

In August 2016, we reorganized into two businesses, and are now reporting our results in two operating segments, Customer Engagement and Cyber Intelligence. For the years ended January 31, 2018, 2017, and 2016, our Customer Engagement segment represented approximately 65%, 66%, and 61% of our total revenue, respectively, while for those same years, our Cyber Intelligence segment represented approximately 35%, 34%, and 39% of our total revenue, respectively.

Generally, we make business decisions by evaluating the risks and rewards of the opportunities available to us in the markets served by each of our segments. We view each operating segment differently and allocate capital, personnel, resources, and management attention accordingly. In reviewing each operating segment, we also review the performance of that segment by geography. Our marketing and sales strategies, expansion opportunities, and product offerings may differ materially within a particular segment geographically, as may our allocation of resources between segments. When making decisions regarding investments in our business, capital expenditures, or other decisions that may affect our profitability, we also consider the leverage ratio in our revolving credit facility. See “— Liquidity and Capital Resources” for more information.

Key Trends and Factors That May Impact our Performance

We see the following trends and factors which may impact our performance:

Customer Engagement

•
Many organizations have significant investments in existing legacy systems that they wish to protect. Our open portfolio is designed to easily integrate into customers’ current and evolving technology environments, and easily share data across the organization. Our open portfolio is also compatible with leading providers of call center communications products, which provides organizations flexibility to select the most suitable solutions for their contact centers, while leveraging Verint’s portfolio for the both the contact center and enterprise. We believe this compatibility is particularly important now as the contact center communications market is evolving with new entrants offering disruptive approaches to communications.

•
Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. We offer organizations a smooth transition to the cloud, and through our hybrid cloud model, organizations can deploy solutions from our portfolio in public cloud (SaaS), private cloud and perpetual license models, or combinations of these models. Organizations are looking for solutions that incorporate machine learning and analytics to automate work and reduce manual labor. Our solutions enable organizations to draw on the power of automation to reduce repetitive, manual tasks, increase employee efficiency, and lower cost. Our growth will be impacted by the rate of adoption of our new solutions and the rate of market saturation for our legacy, more mature solutions.

Cyber Intelligence

•
Security and intelligence organizations are finding it more difficult to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that can help them capture and analyze data from multiple sources to effectively and efficiently address the challenge of the increased complexity and sophistication of today’s security threats and encrypted communications. Verint has a long history of working closely with leading security organizations around the world and has designed its data mining software portfolio based on a deep understanding of our customers’ needs, proven intelligence methodologies and deep domain expertise in an effort to help them address these constantly evolving challenges. Our growth will be impacted by our ability to innovate and work with customers to address the more complex security and intelligence challenges.

•
Many security organizations are seeking advanced data mining solutions that automate functions historically performed manually to improve the quality and speed of investigations and intelligence production. These organizations are also increasingly seeking artificial intelligence and other advanced data analysis tools such as predictive intelligence to gain intelligence faster with fewer analysts and data scientists, especially given the shortage of qualified personnel in today’s market. Our growth will be impacted by our ability to leverage automation and predictive intelligence technologies to improve the quality and speed of investigations and intelligence production.

See Item 1, “Business”, of this report for more information on key trends that we believe are driving demand for our solutions and “Risk Factors” under Item 1A of this report for a more complete description of risks that may impact future revenue and profitability.

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

Revenue Recognition

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, SaaS, application managed services, product warranties, business advisory consulting and training services. We follow the appropriate revenue recognition rules for each of these revenue streams. For additional information, see Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included under Item 8 of this report. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is often required to conclude on each of these factors, and if we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Product revenue derived from shipments to resellers and OEMs who purchase our products for resale are generally recognized when such products are shipped (on a “sell-in” basis) since we do not expect our resellers or OEMs to carry inventory of our products. This policy is predicated on our ability to estimate sales returns as well as other criteria regarding these customers. We are also required to evaluate whether our resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments regardless of whether they collect payment from their customers. In this regard, we assess whether our resellers and OEMs are new, poorly capitalized, or experiencing financial difficulty, and whether they have a pattern of not paying as amounts become due on previous arrangements or seeking payment terms longer than those provided to end customers. If we were to change any of these assumptions or judgments, it could cause a material change to the revenue reported in a particular period. We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. Our policy also presumes that we have no significant performance obligations in connection with the sale of our products by our resellers and OEMs to their customers. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally granted to our resellers or OEMs, we defer the recognition of revenue from transactions with that reseller or OEM until the receipt of cash.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 defines a five-step process to implement this core principle. In implementing this new principle, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing revenue recognition guidance. We adopted ASU No. 2014-09 under the modified retrospective option effective February 1, 2018. For additional information regarding the new revenue recognition accounting standard, please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included under Item 8 of this report, under “Recent Accounting Pronouncements”.

Allowance for Doubtful Accounts

We estimate the collectability of our accounts receivable balances each accounting period and adjust our allowance for doubtful accounts accordingly. We exercise a considerable amount of judgment in assessing the collectability of accounts receivable, including consideration of the creditworthiness of each customer, their collection history, and the related aging of past due accounts receivable balances. We evaluate specific accounts when we learn that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy, or other factors that may affect its ability to render payment. If the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. Any such additional provisions would reduce operating income in the periods in which they were recorded.

Accounting for Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

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

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2018, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment.

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

For reporting units where we perform the two-step process, we utilize one or more of three primary approaches to assess fair value: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using valuation multiples of comparable companies, and (c) a transaction-based approach, using valuation multiples for recent acquisitions of similar businesses made in the marketplace.

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

Based upon our November 1, 2017 goodwill impairment reviews, we concluded that the estimated fair values of our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units significantly exceeded their carrying values.

Our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units carried goodwill of $1.3 billion, $126.0 million, and $11.3 million, respectively, at January 31, 2018.

Income Taxes

We account for income taxes under the asset and liability method, which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus deferred taxes. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our income tax provision involves the application of complex tax laws and requires significant judgment and estimates. On December 22, 2017, the 2017 Tax Act was enacted in the United States. The 2017 Tax Act significantly revises the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations. Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. It is unclear how certain provisions of the 2017 Tax Act will be applied absent further legislative, regulatory, or accounting clarification and guidance. In addition, it is uncertain if and to what extent various states will enact legislation to conform to the 2017 Tax Act. It is also uncertain if and to what extent foreign governments may enact tax legislation in response to the 2017 Tax Act. Also, on December 22, 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provides guidance on accounting for the tax effects of the 2017 Tax Act and allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. We consider amounts related to the 2017 Tax Act to be reasonably estimated as of January 31, 2018. We expect to refine and complete the accounting for the 2017 Tax Act during the year ending January 31, 2019 as we obtain, prepare, and analyze additional information and as additional legislative, regulatory, and accounting guidance and interpretations become available.

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

During the three-year period ended January 31, 2018, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date.

We periodically award restricted stock units to executive officers and certain employees that vest upon the achievement of specified performance goals or market conditions. The recognition of the compensation costs of the performance-based awards with performance goals requires an assessment of the probability that the specified performance criteria will be achieved. At each reporting date, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the award, if necessary. For the performance-based awards with market conditions, the condition is incorporated into the grant date fair value valuation of the award and compensation costs are recognized even if the market condition is not satisfied.

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

The new revenue recognition accounting standard discussed above includes guidance on how to account for costs related to a contract, distinguishing between costs of obtaining a contract and costs of fulfilling a contract. When the application of this guidance results in the capitalization of costs, additional guidance is provided on determining an appropriate amortization period and on impairment considerations. For additional information regarding the new revenue recognition accounting standard, please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included under Item 8 of this report, under “Recent Accounting Pronouncements”.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands, except per share data)	2018	2017	2016
Revenue	$1,135,229	$1,062,106	$1,130,266
Operating income	$48,630	$17,366	$67,852
Net (loss) income attributable to Verint Systems Inc.	$(6,627)	$(29,380)	$17,638
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.47)	$0.29
Diluted	$(0.10)	$(0.47)	$0.28

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Our revenue increased approximately $73.1 million, or 7%, from $1,062.1 million in the year ended January 31, 2017 to $1,135.2 million in the year ended January 31, 2018.  The increase consisted of a $52.0 million increase in service and support revenue and a $21.1 million increase in product revenue.  In our Cyber Intelligence segment, revenue increased approximately $39.0 million, or 11%, from $356.2 million in the year ended January 31, 2017 to $395.2 million in the year ended January 31, 2018.  The increase consisted of a $20.9 million increase in service and support revenue and $18.1 million increase in product revenue. In our Customer Engagement segment, revenue increased approximately $34.2 million, or 5%, from $705.9 million in the year ended January 31, 2017 to $740.1 million in the year ended January 31, 2018. The increase consisted of a $31.1 million increase in service and support revenue and a $3.1 million increase in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 53%, 31%, and 16% of our total revenue, respectively, in the year ended January 31, 2018, compared to approximately 54%, 30%, and 16%, respectively, in the year ended January 31, 2017. Further details of changes in revenue are provided below.

Operating income was $48.6 million in the year ended January 31, 2018 compared to $17.4 million in the year ended January 31, 2017.  This increase in operating income was primarily due to a $48.9 million increase in gross profit, reflecting increased gross profit in both of our segments, partially offset by an $17.7 million increase in operating expenses, which primarily consisted of a $19.6 million increase in net research and development expenses and an $8.0 million increase in selling, general and administrative expenses, partially offset by a $9.9 million decrease in amortization related to other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. was $6.6 million, and net loss per common share was $0.10, in the year ended January 31, 2018, compared to a net loss attributable to Verint Systems Inc. of $29.4 million, and net loss per common share of $0.47, in the year ended January 31, 2017.  The decrease in net loss attributable to Verint Systems Inc. and net loss per common share in the year ended January 31, 2018 was primarily due to a $31.2 million increase in operating income, as described above, a $1.5 million increase in interest income, and a $12.8 million increase in other income. These were partially offset by a $1.0 million increase in interest expense, a $2.1 million loss on extinguishment of debt, and a $19.6 million increase in our provision for income taxes primarily resulting from a $15.0 million accrual for withholding taxes on foreign cash we may repatriate in the future.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the year ended January 31, 2018 to average exchange rates for the year ended January 31, 2017, the U.S. dollar weakened relative to the euro, Australian dollar and the Singapore dollar, resulting in an overall increase in our revenue on a U.S. dollar-denominated basis. Furthermore, the U.S. dollar weakened relative to our Israeli shekel rate (hedged and unhedged), resulting in an overall increase in operating expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2018, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2017, our revenue would have been approximately $4.8 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $10.7 million lower, which would have resulted in a $5.9 million increase in operating income.

As of January 31, 2018, we employed approximately 5,200 professionals, including part-time employees and certain contractors, compared to approximately 5,100 at January 31, 2017.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Our revenue decreased approximately $68.2 million to $1,062.1 million in the year ended January 31, 2017 from $1,130.3 million in the year ended January 31, 2016. The decrease consisted of a $76.9 million decrease in product revenue, partially offset by an $8.7 million increase in service and support revenue. In our Cyber Intelligence segment, revenue decreased approximately $79.2 million, or 18%, from $435.4 million in the year ended January 31, 2016 to $356.2 million in the year ended January 31, 2017. The decrease consisted of a $55.8 million decrease in product revenue and a $23.4 million decrease in service and support revenue. In our Customer Engagement segment, revenue increased approximately $11.0 million, or 2%, to $705.9 million in the year ended January 31, 2017 from $694.9 million in the year ended January 31, 2016. The increase consisted of a $32.1 million increase in service and support revenue, partially offset by a $21.1 million decrease in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC represented approximately 54%, 30%, and 16% of our total revenue, respectively, in the year ended January 31, 2017, compared to approximately 51%, 31%, and 18%, respectively, in the year ended January 31, 2016. Further details of changes in revenue are provided below.

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

Net loss attributable to Verint Systems Inc. was $29.4 million, and net loss per common share was $0.47 in the year ended January 31, 2017, compared to net income attributable to Verint Systems Inc. of $17.6 million, and diluted net income per common share of $0.28, in the year ended January 31, 2016. The decrease in net income attributable to Verint Systems Inc. and diluted net income per common share in the year ended January 31, 2017 was primarily due to decreased operating income, as described above, a $1.5 million decrease net income attributable to our noncontrolling interests, a $1.1 million increase in interest expense, and a $1.8 million increase in our provision for income taxes. These increases were partially offset by a $5.3 million decrease in net foreign currency losses.

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

As of January 31, 2017, we employed approximately 5,100 professionals, including part-time employees and certain contractors, compared to approximately 5,000 at January 31, 2016.

Revenue by Operating Segment

The following table sets forth revenue for each of our operating segments for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,			% Change
(in thousands)	2018	2017	2016	2018 - 2017	2017 - 2016
Customer Engagement	$740,067	$705,897	$694,857	5%	2%
Cyber Intelligence	395,162	356,209	435,409	11%	(18)%
Total revenue	$1,135,229	$1,062,106	$1,130,266	7%	(6)%

Customer Engagement Segment

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Customer Engagement revenue increased approximately $34.2 million, or 5%, from $705.9 million in the year ended January 31, 2017 to $740.1 million in the year ended January 31, 2018.  The increase consisted of a $31.1 million increase in service and support revenue and a $3.1 million increase in product revenue. The increase in service and support revenue was primarily attributable to growth in sales of our cloud-based solutions during the year ended January 31, 2018. The increase in product revenue primarily reflects a modest increase in product deliveries during the year ended January 31, 2018.  We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), an increase in services associated with customer product upgrades, and growth in our customer installed base, both organically and as a result of business combinations.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Customer Engagement revenue increased approximately $11.0 million, or 2%, from $694.9 million in the year ended January 31, 2016 to $705.9 million in the year ended January 31, 2017. The increase consisted of a $32.1 million increase in service and support revenue, partially offset by a $21.1 million decrease in product revenue. The increase in Customer Engagement revenue reflects the implementation of our product strategy of expanding our portfolio of Customer Engagement Solutions, through both internal development and acquisitions, and our go-to-market strategy of offering customers the ability to purchase our solutions individually or part of a more comprehensive deployment.

Cyber Intelligence Segment

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Cyber Intelligence revenue increased approximately $39.0 million, or 11%, from $356.2 million in the year ended January 31, 2017 to $395.2 million in the year ended January 31, 2018.  The increase consisted of a $20.9 million increase in service and support revenue and an $18.1 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous years, an increase in support services revenue from new and existing customers, and an increase in revenue from our SaaS offerings. The increase in product revenue was primarily due to an increase in product deliveries and, to a lesser extent, an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous years.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Cyber Intelligence revenue decreased approximately $79.2 million, or 18%, from $435.4 million in the year ended January 31, 2016 to $356.2 million in the year ended January 31, 2017. The decrease consisted of a $55.8 million decrease in product revenue and a $23.4 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries and, to a lesser extent, a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous years. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous years, partially offset by an increase in support and other value-added services revenue from new and existing customers.

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

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, cloud deployments, SaaS, application managed services, product warranties, and business advisory consulting and training services.

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,			% Change
(in thousands)	2018	2017	2016	2018 - 2017	2017 - 2016
Product revenue	$399,662	$378,504	$455,406	6%	(17)%
Service and support revenue	735,567	683,602	674,860	8%	1%
Total revenue	$1,135,229	$1,062,106	$1,130,266	7%	(6)%

Product Revenue

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Product revenue increased approximately $21.2 million, or 6%, from $378.5 million for the year ended January 31, 2017 to $399.7 million for the year ended January 31, 2018, resulting from an $18.1 million increase in our Cyber Intelligence segment and a $3.1 million increase in our Customer Engagement segment.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Product revenue decreased approximately $76.9 million, or 17%, from $455.4 million for the year ended January 31, 2016 to $378.5 million for the year ended January 31, 2017, resulting from a $55.8 million decrease in our Cyber Intelligence segment and a $21.1 million decrease in our Customer Engagement segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Service and support revenue increased approximately $52.0 million, or 8%, from $683.6 million for the year ended January 31, 2017 to $735.6 million for the year ended January 31, 2018, resulting from a $31.1 million increase in our Customer Engagement segment and a $20.9 million increase in our Cyber Intelligence segment.

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

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,			% Change
(in thousands)	2018	2017	2016	2018 - 2017	2017 - 2016
Cost of product revenue	$131,989	$123,279	$145,071	7%	(15)%
Cost of service and support revenue	276,582	261,978	248,061	6%	6%
Amortization of acquired technology	38,216	37,372	35,774	2%	4%
Total cost of revenue	$446,787	$422,629	$428,906	6%	(1)%

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

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Cost of product revenue increased approximately 7% from $123.3 million for the year ended January 31, 2017 to $132.0 million for the year ended January 31, 2018, primarily due to increased contractor expenses and, to a lesser extent, an increase in material costs in our Cyber Intelligence segment, driven primarily by increased revenue activity as discussed above. Our overall product gross margins were 67% in each of the years ended January 31, 2018 and 2017. Product gross margins in our Customer Engagement segment decreased slightly from

82% in the year ended January 31, 2017 to 81% in the year ended January 31, 2018 primarily due to a change in product mix. Product gross margins in our Cyber Intelligence segment were 57% in each of the years ended January 31, 2018 and 2017.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Cost of product revenue decreased approximately 15% from $145.1 million for the year ended January 31, 2016 to $123.3 million for the year ended January 31, 2017 primarily due to decreased cost of product revenue in our Cyber Intelligence segment as a result of decreased Cyber Intelligence product revenue discussed above. Our overall product gross margins decreased slightly to 67% in the year ended January 31, 2017 from 68% in the year ended January 31, 2016. Product gross margins in our Customer Engagement segment were 82% in each of the years ended January 31, 2017 and 2016. Product gross margins in our Cyber Intelligence segment decreased from 62% in the year ended January 31, 2016 to 57% in the year ended January 31, 2017 primarily due to a change in product mix and decreased product revenue, resulting in decreased absorption of fixed overhead costs during in the year ended January 31, 2017 compared to the year ended January 31, 2016.

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

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Cost of service and support revenue increased approximately 6% from $262.0 million in the year ended January 31, 2017 to $276.6 million in the year ended January 31, 2018.  Cost of service and support revenue increased in our Customer Engagement segment primarily due to costs associated with providing our cloud-based solutions, which corresponds with growth in cloud-based revenue, and an increase in costs attributable to the use of contractors during the year ended January 31, 2018. Cost of service and support revenue increased in our Cyber Intelligence segment primarily due to costs associated with increased use of contractors as a result of increased revenue activity as discussed above. Our overall service and support gross margins were 62% in each of the years ended January 31, 2018 and 2017.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Cost of service and support revenue increased approximately 6% from $248.1 million in the year ended January 31, 2016 to $262.0 million in the year ended January 31, 2017. Cost of service and support revenue increased in our Customer Engagement segment primarily due to increased employee compensation and related expense as a result of additional services employee headcount in connection with business combinations that closed in the year ended January 31, 2017. This increase was partially offset primarily by decreased cost of service and support revenue in our Cyber Intelligence segment resulting from decreased employee compensation and related expense. Our overall service and support gross margins decreased from 63% in the year ended January 31, 2016 to 62% in the year ended January 31, 2017.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Amortization of acquired technology increased approximately 2% from $37.4 million in the year ended January 31, 2017 to $38.2 million in the year ended January 31, 2018. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the prior year, for which a full year of amortization expense is reflected in the current year. This increase was partially offset by a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized during the year ended January 31, 2018.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Amortization of acquired technology increased approximately 4% from $35.8 million in the year ended January 31, 2016 to $37.4 million in the year ended January 31, 2017. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2017, partially offset by a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 4, “Business Combinations” to our consolidated financial statements included under Item 8 of this report.

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

The following table sets forth research and development, net for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,			% Change
(in thousands)	2018	2017	2016	2018 - 2017	2017 - 2016
Research and development, net	$190,643	$171,070	$177,650	11%	(4)%

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Research and development, net increased approximately $19.5 million, or 11%, from $171.1 million in the year ended January 31, 2017 to $190.6 million in the year ended January 31, 2018.  The increase was primarily due to a $12.7 million increase in employee compensation and related expenses as a result of increased R&D headcount, a $3.6 million increase in contractor expenses primarily in our Cyber Intelligence segment, and a $1.5 million increase in stock-based compensation expenses for R&D employees.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Research and development, net decreased approximately $6.6 million, or 4%, from $177.7 million in the year ended January 31, 2016 to $171.1 million in the year ended January 31, 2017. The decrease was primarily due to decreased employee compensation and related expenses as a result of decreased R&D employee headcount in both of our operating segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel costs, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,			% Change
(in thousands)	2018	2017	2016	2018 - 2017	2017 - 2016
Selling, general and administrative	$414,960	$406,952	$412,728	2%	(1)%

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Selling, general and administrative expenses increased approximately $8.0 million, or 2%, from $407.0 million in the year ended January 31, 2017 to $415.0 million in the year ended January 31, 2018. This increase was primarily attributable to the following:

•	$8.5 million increase in employee compensation and related expenses attributed primarily to additional personnel driven by recent business combinations;

•	$5.0 million increase in professional fees resulting primarily from legal services provided in connection with recent business combinations;

•	$4.7 million increase in contractor expenses due primarily to business agility initiatives, including upgrading our business information systems;

•	$3.3 million charge for impairments of certain acquired customer-related intangible assets in our Customer Engagement segment;

•
$2.4 increase in stock-based compensation expense due primarily to business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the prior year for which a full year of stock-based compensation expense is reflected in the current year;

•	$2.0 million increase in software subscription expenses related to internal-use software; and

•
$1.8 million increase in rent expense associated with business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the prior year for which a full year of rent expense is reflected in the current year.

These increases were partially offset by a $15.6 million decrease in selling, general, and administrative expenses resulting from changes in fair value of our obligations under contingent consideration arrangements from a net expense of $7.3 million during the year ended January 31, 2017 to net benefit of $8.3 million in the year ended January 31, 2018. The impact of contingent consideration arrangements on our operating results can vary over time as we revise our outlook for achieving the performance targets underlying the arrangements.  This impact on our operating results may be more significant in some periods than in others, depending on a number of factors, including the magnitude of the change in the outlook for each arrangement separately as well as the number of contingent consideration arrangements in place, the liabilities requiring adjustment in that period, and the net effect of those adjustments. Additionally, selling, general, and administrative expenses decreased by $4.6 million as a result of increased capitalization of costs associated with development of internal-use software during the year ended January 31, 2018 compared to the prior year.

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

These decreases were partially offset by an $8.2 million increase in selling, general, and administrative expenses resulting from changes in fair value of our obligations under contingent consideration arrangements from a net benefit of $0.9 million during the year ended January 31, 2016 to net expense of $7.3 million in the year ended January 31, 2017.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,			% Change
(in thousands)	2018	2017	2016	2018 - 2017	2017 - 2016
Amortization of other acquired intangible assets	$34,209	$44,089	$43,130	(22)%	2%

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Amortization of other acquired intangible assets decreased approximately $9.9 million, or 22%, from $44.1 million in the year ended January 31, 2017 to $34.2 million in the year ended January 31, 2018 as a result of acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the prior year, for which a full year of amortization expense is reflected in the current year.

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

Further discussion regarding our business combinations appears in Note 4, “Business Combinations” to our consolidated financial statements included under Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,			% Change
(in thousands)	2018	2017	2016	2018 - 2017	2017 - 2016
Interest income	$2,477	$1,048	$1,490	136%	(30)%
Interest expense	(35,959)	(34,962)	(33,885)	3%	3%
Losses on early retirements of debt	(2,150)	—	—	—%	*
Other income (expense):
Foreign currency gains (losses)	6,760	(2,743)	(8,037)	(346)%	(66)%
(Losses) gains on derivatives	(17)	(322)	394	*	*
Other, net	(841)	(3,861)	(4,634)	(78)%	*
Total other income (expense), net	5,902	(6,926)	(12,277)	(185)%	(44)%
Total other expense, net	$(29,730)	$(40,840)	$(44,672)	(27)%	(9)%

* Percentage is not meaningful.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Total other expense, net, decreased by $11.1 million from $40.8 million in the year ended January 31, 2017 to $29.7 million in the year ended January 31, 2018.

Interest expense increased to $36.0 million in the year ended January 31, 2018 from $35.0 million in the year ended January 31, 2017 primarily due to higher interest rates on outstanding borrowings during the year ended January 31, 2018.

During the year ended January 31, 2018 we entered into a new credit agreement (the “2017 Credit Agreement”), which was subsequently amended, and terminated our Prior Credit Agreement (as defined in Note 6, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report). In connection with these transactions, we recorded $2.2 million of losses on early retirements of debt. There were no comparable charges in the year ended January 31, 2017.

We recorded $6.8 million of net foreign currency gains in the year ended January 31, 2018 compared to $2.7 million of net losses in the year ended January 31, 2017.  Foreign currency gains in the year ended January 31, 2018 resulted primarily from the weakening of the U.S. dollar against the euro, resulting in foreign currency gains on euro denominated net assets in certain entities which use a U.S. dollar functional currency, the weakening of the U.S. dollar against the Singapore dollar, resulting in foreign currency gains on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, and the weakening of the U.S. dollar against the British pound sterling, resulting in foreign currency gains on U.S. dollar-denominated net payables in certain entities which use a British pound sterling functional currency.

In the year ended January 31, 2018, there were insignificant net losses on derivative financial instruments (not designated as hedging instruments), compared to net losses of $0.3 million on such instruments for the year ended January 31, 2017.  The net losses in the prior year reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

Other net expenses decreased to $0.8 million in the year ended January 31, 2018 from $3.9 million in the year ended January 31, 2017. In the year ended January 31, 2017, we recorded a write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment, with no comparable charges in the year ended January 31, 2018. Also contributing to the decrease in other net expenses was resolution of a previously accrued sales tax contingency in our APAC region during the year ended January 31, 2018.

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

We recorded $2.7 million of net foreign currency losses in the year ended January 31, 2017 compared to $8.0 million of net losses in the year ended January 31, 2016. Foreign currency losses in the year ended January 31, 2017 resulted primarily from the strengthening of the U.S. dollar against the British pound sterling, resulting in foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use the British pound sterling functional currency, and the weakening of the U.S. dollar against the Brazilian real, resulting in foreign currency losses on U.S. dollar-denominated net assets in certain entities which use the Brazilian real function currency.

In the year ended January 31, 2017, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.3 million, compared to net gains of $0.4 million on such instruments for the year ended January 31, 2016. The net losses in the year ended January 31, 2017 reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

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

Provision for Income Taxes

The following table sets forth our provision for income taxes for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Provision for income taxes	$22,354	$2,772	$952

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Our effective income tax rate was 118.3% for the year ended January 31, 2018, compared to a negative effective income tax rate of 11.8% for the year ended January 31, 2017. For the year ended January 31, 2018, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 33.8% due to withholding tax expenses of $15 million, a benefit of $5.4 million related to the revaluation of U.S. deferred tax items, the mix and levels of income and losses among taxing jurisdictions, and changes in unrecognized income tax benefits. Our statutory rate for the year ended January 31, 2018 is 33.8% due to the 2017 Tax Act. The 2017 Tax Act includes a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending January 31, 2018 will have a blended corporate tax rate of 33.8% which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year. As a result of the 2017 Tax Act, we recorded a provisional Transition Tax on previously untaxed foreign earnings. The Transition tax results in no impact to the tax provision as we intend to utilize a portion of the NOL carryforward and release valuation allowance on the associated deferred tax asset resulting in a net impact of $0 to the tax provision. Foreign earnings subject to the Transition Tax will not be subject to further U.S. taxation upon repatriation. Therefore, we may repatriate certain foreign cash, a portion of which will be subject to a withholding tax estimated to be $15 million. Also, we remeasured U.S. deferred tax items to reflect the reduced rate that will apply under the 2017 Tax Act resulting in the $5.4 million benefit. In accordance with the provisions of SAB No. 118, we consider amounts related to the 2017 Tax Act to be reasonably estimated as of January 31, 2018. We expect to refine and complete the accounting for the 2017 Tax Act during the year ending January 31, 2019 as we obtain, prepare, and analyze additional information and as additional legislative, regulatory, and accounting guidance and interpretations become available. In addition, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was greater than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $22.4 million on a pre-tax income of $18.9 million, which represented an effective income tax rate of 118.3%. Excluding the net impact of the 2017 Tax Act, the result was an income tax provision of $12.7 million on pre-tax income of $18.9 million, resulting in an effective income tax rate of 67.3%

For the year ended January 31, 2017, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% due to the release of $10.4 million of Verint valuation allowances, and the mix and levels of income and losses among taxing jurisdictions, offset by changes in unrecognized income tax benefits. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with acquisitions during the fourth quarter of the year ended January 31, 2017 (OpinionLab, Inc. and an acquisition deemed immaterial in our Customer Engagement segment), we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the acquisition accounting. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $2.8 million on a pre-tax loss of $23.5 million, which represented a negative effective income tax rate of 11.8%.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Our effective income tax rate was negative 11.8% for the year ended January 31, 2017, compared to an effective income tax rate of 4.1% for the year ended January 31, 2016. For the year ended January 31, 2017, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% for the reasons discussed above. For the year ended January 31, 2016, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to mix and levels of income and losses among taxing jurisdictions and changes in unrecognized income tax benefits. We recorded tax benefits of $20.2 million as a result of audit settlements and statute of limitation lapses related to domestic and foreign jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $1.0 million on $23.2 million of pre-tax income, which represented an effective income tax rate of 4.1%.

The comparison of our effective income tax rates between periods is significantly impacted by changes in the U.S. federal statutory income tax rate, the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

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

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service and periodically for business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is sufficient to support our current business operations, including debt service and capital expenditure requirements.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated our Prior Credit Agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”). Further discussion of our 2017 Credit Agreement and 2018 Amendment appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $103 million and $142 million of net cash expended for business acquisitions during the years ended January 31, 2018 and 2017, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $346.2 million and $282.1 million as of January 31, 2018 and 2017, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and bank time deposits of $28.4 million and $54.5 million at January 31, 2018 and January 31, 2017, respectively.

While we intend to continue to indefinitely reinvest a portion of our foreign subsidiaries’ earnings, we currently no longer intend to indefinitely invest all such earnings, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.  Accordingly, we recognized provisional deferred income tax expense of $15.0 million for the year ended January 31, 2018 for withholding taxes on certain unremitted foreign earnings, for which we are evaluating our plans for repatriation.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. We currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. federal tax provided under the 2017 Tax Act and withholding taxes on certain identified cash that may be repatriated to the U.S., we have not provided for taxes on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries.  It is not practical to estimate this potential liability.

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Cash and cash equivalents	$337,942	$307,363
Restricted cash and bank time deposits (excluding long term portions)	33,303	9,198
Short-term investments	6,566	3,184
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$377,811	$319,745
Total debt, including current maturities	$772,984	$748,871

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$176,327	$172,415	$156,903
Net cash used in investing activities	(144,481)	(156,028)	(75,600)
Net cash used in financing activities	(5,503)	(56,919)	(10,204)
Effect of exchange rate changes on cash and cash equivalents	4,236	(4,210)	(4,066)
Net increase (decrease) in cash and cash equivalents	$30,579	$(44,742)	$67,033

Our operating activities generated $176.3 million of cash during the year ended January 31, 2018, which was partially offset by $150.0 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items, and working capital changes. Operating activities generated $176.3 million of net cash during the year ended January 31, 2018, compared to $172.4 million generated during the year ended January 31, 2017. Our improved operating cash flow in the current year reflects, in part, $3.6 million of lower combined interest and net income tax payments, compared to the prior year.

Operating activities generated $172.4 million of net cash during the year ended January 31, 2017, compared to $156.9 million generated during the year ended January 31, 2016. Our operating cash flow improved, despite reporting a net loss in the year ended January 31, 2017, compared to net income in the prior year, and despite $12.4 million of higher net income tax payments.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the year ended January 31, 2018, our investing activities used $144.5 million of net cash, including $103.0 million of net cash utilized for business acquisitions, $38.7 million of payments for property, equipment, and capitalized software development costs, $3.2 million of net purchases of short-term investments, and $1.7 million of net cash used by other investing activities. Partially offsetting those uses was a $2.1 million decrease in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

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

We had no significant commitments for capital expenditures at January 31, 2018.

Net Cash Used in Financing Activities

For the year ended January 31, 2018, our financing activities used $5.5 million of net cash. Under the 2017 Credit Agreement, we received net proceeds of $424.5 million from the 2017 Term Loan, the majority of which was used to repay all $406.9 million that remained outstanding under the 2014 Term Loans (both the 2017 Term Loan and the 2014 Term Loans are as defined in Note 6, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report) at June 29, 2017 upon termination of the Prior Credit Agreement. In addition, under the 2018 Amendment, $19.9 million of the 2017 Term Loan was considered extinguished and replaced by new loans. We also made $5.1 million for repayments of borrowings and other financing obligations during the year. Other financing activities during the year included payments of $7.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $7.1 million paid for debt issuance costs related to the 2017 Credit Agreement, and dividend payments of $3.3 million to the noncontrolling interest holders in a joint venture which serves as a systems integrator for certain Asian markets.

For the year ended January 31, 2017, our financing activities used $56.9 million of net cash, the most significant portions of which were payments of $46.9 million for stock repurchases under our share repurchase program, $3.3 million for repayments of borrowings and other financing obligations, $3.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and dividend payments of $2.4 million to the noncontrolling interest holders in our joint venture.

For the year ended January 31, 2016, our financing activities used $10.2 million of net cash, including payments of $7.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and dividend payments of $3.2 million to the noncontrolling interest holders in our joint venture.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are not permitted under our 2017 Credit Agreement.

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

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150 million over two years. This program expires on March 29, 2018. We have made a total of $46.9 million in repurchases under the program.

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

The Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under our Prior Credit Agreement.

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

As of January 31, 2018, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2018, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2018, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreements

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated our Prior Credit Agreement. The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of the $425.0 million 2017 Term Loan maturing on June 29, 2024 and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The majority of the proceeds from the 2017 Term Loan were used to repay all $406.9 million that remained outstanding under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. There were no borrowings under our Prior Revolving Credit Facility (as defined in Note 6, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report) at June 29, 2017.

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
We are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at a rate per annum determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the “Leverage Ratio”).

The 2017 Term Loan requires quarterly principal payments of approximately $1.1 million, which commenced on August 1, 2017, with the remaining balance due on June 29, 2024. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.

On January 31, 2018, we entered into the 2018 Amendment to our 2017 Credit Agreement, providing for, among other things, a reduction of the interest rate margins on the 2017 Term Loan from 2.25% to 2.00% for Eurodollar loans, and from 1.25% to

1.00% for ABR loans. The vast majority of the impact of the 2018 Amendment was accounted for as a debt modification. For the portion of the 2017 Term Loan which was considered extinguished and replaced by new loans, we wrote off $0.2 million of unamortized deferred debt issuance costs as a loss on early retirement of debt during the three months ended January 31, 2018. The remaining unamortized deferred debt issuance costs and discount will continue to be amortized over the remaining term of the 2017 Term Loan.

For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Leverage Ratio.
As of January 31, 2018, the interest rate on the 2017 Term Loan was 3.58%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.80% at January 31, 2018.

On February 11, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on the term loans under our Prior Credit Agreement, under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. Although the Prior Credit Agreement was terminated on June 29, 2017, the interest rate swap agreement remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. The interest rate swap agreement is no longer formally designated as a cash flow hedge for accounting purposes, and therefore settlements are reported within other income (expense), net on the consolidated statement of operations, not within interest expense.

Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At January 31, 2018, our Leverage Ratio was approximately 2.7 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Contractual Obligations

At January 31, 2018, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$944,103	$25,741	$51,055	$441,347	$425,960
Operating lease obligations	116,632	21,497	32,223	25,786	37,126
Capital lease obligations	4,699	1,171	2,053	1,475	—
Purchase obligations	109,383	104,398	4,983	2	—
Other long-term obligations	660	374	94	94	98
Total contractual obligations	$1,175,477	$153,181	$90,408	$468,704	$463,184

The long-term debt obligations reflected above include projected interest payments over the term of our outstanding debt as of January 31, 2018, assuming interest rates consistent with those in effect for our 2017 Term Loan as of January 31, 2018.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2018, total expected future sublease income was $0.4 million and will range from $0.1 million to $0.3 million on an annual basis through May 2019.

We entered into leases for infrastructure equipment that qualify as capital leases during the year ended January 31, 2018.

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

Our consolidated balance sheet at January 31, 2018 included $41.0 million of non-current tax reserves, net of related benefits (including interest and penalties of $5.6 million) for uncertain tax positions. However, these amounts are not included in the table above because we are unable to reasonably estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the year ended January 31, 2018, we made $9.4 million of payments under contingent consideration arrangements. As of January 31, 2018, potential future cash payments under contingent consideration arrangements, including consideration earned in completed performance periods which is still to be paid, total $123.6 million, the estimated fair value of which was $62.8 million, including $13.7 million reported in accrued expenses and other current liabilities, and $49.1 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of January 31, 2018, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

See also Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included under Item 8 of this report for additional information about recent accounting pronouncements recently adopted and those not yet effective.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. We are exposed to market risk related to changes in interest rates and foreign currency exchange rate fluctuations. To manage the volatility relating to interest rate and foreign currency risks, we periodically enter into derivative instruments including foreign currency forward exchange contracts and interest rate swap agreements. It is our policy to use derivative instruments only to the extent considered necessary to meet our risk management objectives. We use derivative instruments solely to reduce the financial impact of these risks and do not use derivative instruments for speculative purposes.

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

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders and terminated our Prior Credit Agreement. The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of the $425.0 million 2017 Term Loan maturing on June 29, 2024 and the $300.0 million 2017 Revolving Credit Facility maturing on June 29, 2022, subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

The interest rate on borrowings under our 2017 Credit Agreement is variable. On January 31, 2018, we entered into the 2018 Amendment to the 2017 Credit Agreement providing for, among other things, a reduction of the interest rate margins applicable to term loan borrowings from 2.25% to 2.00% for Eurodollar loans, and from 1.25% to 1.00% for ABR loans. As of January 31, 2018, we have $422.9 million of outstanding term loan borrowings and no outstanding borrowings under the revolving credit facility. As of January 31, 2018, the interest rate on our term loan borrowings was 3.58%.

Because the interest rates applicable to borrowings under our 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate risks associated with the variable interest rate on the term loan borrowings under our Prior Credit Agreement, in February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million.

Although the Prior Credit Agreement was terminated on June 29, 2017, the interest rate swap remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. The interest rate swap agreement is no longer formally designated as a cash flow hedge for accounting purposes, and therefore settlements are reported within other income (expense), net on the consolidated statement of operations, not within interest expense. As of January 31, 2018, the fair value of the interest rate swap agreement was a gain of $2.6 million.

Settlements with the counterparty under the interest rate swap agreement occur quarterly, and the agreement will terminate on September 6, 2019.

The periodic interest rates on borrowings under the 2017 Credit Agreement are currently a function of several factors, the most important of which is LIBOR, which is the rate we elect for the vast majority of our periodic interest rate reset events.

Excluding the impact of the interest swap agreement, upon our borrowings as of January 31, 2018, for each 1.00% increase in the applicable LIBOR rate, our annual interest expense would increase by approximately $4.3 million.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits, and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2018.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2018 and 2017, we had cash and cash equivalents totaling approximately $337.9 million and $307.4 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $61.7 million and $63.8 million, respectively, of restricted cash and restricted bank time deposits (including long-term portions) which were not available for general operating use. These restricted balances primarily represent deposits to secure bank guarantees in connection with customer sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $6.6 million and $3.2 million at January 31, 2018 and 2017, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2018, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2017. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and bank time deposits, and short-term investments to increase or decrease by approximately $2.0 million, assuming a similar level of investments in the year ending January 31, 2019 as in the year ended January 31, 2018.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts, and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

Foreign Currency Exchange Risk

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there are changes in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in an unrealized gain or loss which is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

For the year ended January 31, 2018, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, Australia, and Singapore. We also generate some portion of our revenue in foreign currencies, mainly the euro, British pound sterling, Australian dollar, and Singapore dollar. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impact from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reporting within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency gains of $6.8 million, and losses of $2.7 million and $8.0 million, for the years ended January 31, 2018, 2017, and 2016, respectively.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels. These contracts are generally limited to durations of approximately 12 months or less. We have also periodically entered into foreign currency forward contracts to manage exposures resulting from forecasted customer collections denominated in currencies other than the respective entity’s functional currency and exposures from cash, cash equivalents and short-term investments and payables denominated in currencies other than the applicable functional currency.

During the year ended January 31, 2018, net losses on foreign currency forward contracts not designated as hedges for accounting purposes were insignificant. For the year ended January 31, 2017, we recorded net losses of $0.3 million on foreign currency forward contracts not designated as hedges for accounting purposes, and net gains on such contracts of $0.4 million for the year ended January 31, 2016. We had $2.4 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2018, with notional amounts totaling $153.5 million. We had $0.4 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2017, with notional amounts totaling $144.0 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2018. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $6.2 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $7.6 million.

The counterparties to our foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, past disruptions in the global financial markets have impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2018

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$337,942	$307,363
Restricted cash and bank time deposits	33,303	9,198
Short-term investments	6,566	3,184
Accounts receivable, net of allowance for doubtful accounts of $2.2 million and $1.8 million, respectively	296,324	266,590
Inventories	19,871	17,537
Deferred cost of revenue	6,096	3,621
Prepaid expenses and other current assets	82,090	64,561
Total current assets	782,192	672,054
Property and equipment, net	89,089	77,551
Goodwill	1,388,299	1,264,818
Intangible assets, net	226,093	235,259
Capitalized software development costs, net	9,228	9,509
Long-term deferred cost of revenue	2,804	5,463
Deferred income taxes	30,878	21,510
Other assets	52,037	76,620
Total assets	$2,580,620	$2,362,784

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$84,639	$62,049
Accrued expenses and other current liabilities	220,265	213,224
Current maturities of long-term debt	4,500	4,611
Deferred revenue	196,107	182,515
Total current liabilities	505,511	462,399
Long-term debt	768,484	744,260
Long-term deferred revenue	24,519	20,912
Deferred income taxes	35,305	25,814
Other liabilities	114,465	94,359
Total liabilities	1,448,284	1,347,744
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at January 31, 2018 and 2017, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 65,497,000 and 64,073,000 shares; outstanding 63,836,000 and 62,419,000 shares at January 31, 2018 and 2017, respectively	65	64
Additional paid-in capital	1,519,724	1,449,335
Treasury stock, at cost - 1,661,000 and 1,654,000 shares at January 31, 2018 and 2017, respectively	(57,425)	(57,147)
Accumulated deficit	(238,312)	(230,816)
Accumulated other comprehensive loss	(103,460)	(154,856)
Total Verint Systems Inc. stockholders' equity	1,120,592	1,006,580
Noncontrolling interests	11,744	8,460
Total stockholders' equity	1,132,336	1,015,040
Total liabilities and stockholders' equity	$2,580,620	$2,362,784

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2018	2017	2016
Revenue:
Product	$399,662	$378,504	$455,406
Service and support	735,567	683,602	674,860
Total revenue	1,135,229	1,062,106	1,130,266
Cost of revenue:
Product	131,989	123,279	145,071
Service and support	276,582	261,978	248,061
Amortization of acquired technology	38,216	37,372	35,774
Total cost of revenue	446,787	422,629	428,906
Gross profit	688,442	639,477	701,360
Operating expenses:
Research and development, net	190,643	171,070	177,650
Selling, general and administrative	414,960	406,952	412,728
Amortization of other acquired intangible assets	34,209	44,089	43,130
Total operating expenses	639,812	622,111	633,508
Operating income	48,630	17,366	67,852
Other income (expense), net:
Interest income	2,477	1,048	1,490
Interest expense	(35,959)	(34,962)	(33,885)
Losses on early retirements of debt	(2,150)	—	—
Other income (expense), net	5,902	(6,926)	(12,277)
Total other expense, net	(29,730)	(40,840)	(44,672)
Income (loss) before provision for income taxes	18,900	(23,474)	23,180
Provision for income taxes	22,354	2,772	952
Net (loss) income	(3,454)	(26,246)	22,228
Net income attributable to noncontrolling interests	3,173	3,134	4,590
Net (loss) income attributable to Verint Systems Inc.	$(6,627)	$(29,380)	$17,638

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.47)	$0.29
Diluted	$(0.10)	$(0.47)	$0.28

Weighted-average common shares outstanding:
Basic	63,312	62,593	61,813
Diluted	63,312	62,593	62,921

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended January 31,
(in thousands)	2018	2017	2016
Net (loss) income	$(3,454)	$(26,246)	$22,228
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	49,810	(42,130)	(28,180)
Net increase (decrease) from available-for-sale securities	—	110	(211)
Net increase from foreign exchange contracts designated as hedges	3,042	2,750	6,919
Net (decrease) increase from interest rate swap designated as a hedge	(1,021)	1,021	—
Benefit (provision) for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	85	(693)	(798)
Other comprehensive income (loss)	51,916	(38,942)	(22,270)
Comprehensive income (loss)	48,462	(65,188)	(42)
Comprehensive income attributable to noncontrolling interests	3,693	2,854	4,179
Comprehensive income (loss) attributable to Verint Systems Inc.	$44,769	$(68,042)	$(4,221)

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903
Net income	—	—	—	—	17,638	—	17,638	4,590	22,228
Other comprehensive loss	—	—	—	—	—	(21,859)	(21,859)	(411)	(22,270)
Stock-based compensation - equity portion	—	—	58,028	—	—	—	58,028	—	58,028
Exercises of stock options	6	—	232	—	—	—	232	—	232
Common stock issued for stock awards and stock bonuses	1,355	2	7,743	—	—	—	7,745	—	7,745
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,199)	(3,199)
Tax effects from stock award plans	—	—	497	—	—	—	497	—	497
Balances as of January 31, 2016	62,266	63	1,387,955	(10,251)	(201,436)	(116,194)	1,060,137	8,027	1,068,164
Net (loss) income	—	—	—	—	(29,380)	—	(29,380)	3,134	(26,246)
Other comprehensive loss	—	—	—	—	—	(38,662)	(38,662)	(280)	(38,942)
Stock-based compensation - equity portion	—	—	55,123	—	—	—	55,123	—	55,123
Exercises of stock options	1	—	7	—	—	—	7	—	7
Common stock issued for stock awards and stock bonuses	1,458	1	6,952	—	—	—	6,953	—	6,953
Treasury stock acquired	(1,306)	—	—	(46,896)	—	—	(46,896)	—	(46,896)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,421)	(2,421)
Tax effects from stock award plans	—	—	(702)	—	—	—	(702)	—	(702)
Balances as of January 31, 2017	62,419	64	1,449,335	(57,147)	(230,816)	(154,856)	1,006,580	8,460	1,015,040
Net (loss) income	—	—	—	—	(6,627)	—	(6,627)	3,173	(3,454)
Other comprehensive income	—	—	—	—	—	51,396	51,396	520	51,916
Stock-based compensation - equity portion	—	—	57,414	—	—	—	57,414	—	57,414
Common stock issued for stock awards and stock bonuses	1,424	1	12,975	—	—	—	12,976	—	12,976
Treasury stock acquired	(7)	—	—	(278)	—	—	(278)	—	(278)
Initial noncontrolling interest related to business combination	—	—	—	—	—	—	—	2,300	2,300
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	595	595
Dividends to noncontrolling interest	—	—		—	—	—	—	(3,304)	(3,304)
Cumulative effect of adopting ASU No. 2016-16	—	—	—	—	(869)	—	(869)	—	(869)
Balances as of January 31, 2018	63,836	$65	$1,519,724	$(57,425)	$(238,312)	$(103,460)	$1,120,592	$11,744	$1,132,336

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(3,454)	$(26,246)	$22,228
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	105,730	114,257	106,300
Provision for doubtful accounts	559	1,791	669
Stock-based compensation, excluding cash-settled awards	69,296	65,421	64,387
Amortization of discount on convertible notes	11,243	10,668	10,123
Benefit from deferred income taxes	(7,533)	(16,941)	(5,640)
Excess tax benefits from stock award plans	—	(6)	(523)
Non-cash losses (gains) on derivative financial instruments, net	17	323	(394)
Losses on early retirements of debt	2,150	—	—
Other non-cash items, net	(428)	7,666	12,343
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(23,512)	(353)	3,433
Inventories	(2,865)	(286)	(3,258)
Deferred cost of revenue	282	7,124	6,187
Prepaid expenses and other assets	(2,030)	4,941	(2,886)
Accounts payable and accrued expenses	10,158	(9,521)	(15,260)
Deferred revenue	9,686	8,705	(12,364)
Other liabilities	8,599	4,987	(28,515)
Other, net	(1,571)	(115)	73
Net cash provided by operating activities	176,327	172,415	156,903

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(102,978)	(141,803)	(31,358)
Purchases of property and equipment	(35,530)	(27,540)	(25,265)
Purchases of investments	(11,875)	(36,761)	(92,808)
Maturities and sales of investments	8,721	89,342	71,457
Settlements of derivative financial instruments not designated as hedges	(1,558)	(349)	766
Cash paid for capitalized software development costs	(3,126)	(2,338)	(5,027)
Change in restricted cash and bank time deposits, including long-term portion	2,075	(36,579)	11,133
Other investing activities	(210)	—	(4,498)
Net cash used in investing activities	(144,481)	(156,028)	(75,600)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	444,341	—	—
Repayments of borrowings and other financing obligations	(431,888)	(3,308)	(309)
Payments of equity issuance, debt issuance and other debt-related costs	(7,137)	(249)	(239)
Proceeds from exercises of stock options	—	7	232
Dividends paid to noncontrolling interest	(3,304)	(2,421)	(3,199)
Purchases of treasury stock	—	(46,896)	—
Excess tax benefits from stock award plans	—	6	523
Payments of contingent consideration for business combinations (financing portion) and other financing activities	(7,515)	(4,058)	(7,212)
Net cash used in financing activities	(5,503)	(56,919)	(10,204)
Effect of exchange rate changes on cash and cash equivalents	4,236	(4,210)	(4,066)
Net increase (decrease) in cash and cash equivalents	30,579	(44,742)	67,033
Cash and cash equivalents, beginning of year	307,363	352,105	285,072
Cash and cash equivalents, end of year	$337,942	$307,363	$352,105

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more informed, timely, and effective decisions. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint solutions to optimize customer engagement and make the world a safer place.

Verint delivers its Actionable Intelligence solutions through two operating segments: Customer Engagement Solutions (“Customer Engagement”) and Cyber Intelligence Solutions (“Cyber Intelligence”).

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,400 professionals and backed by more than 850 patents and patent applications worldwide.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned or otherwise controlled subsidiaries, and a joint venture in which we hold a 50% equity interest.  The joint venture is a variable interest entity in which we are the primary beneficiary. Noncontrolling interests in less than wholly owned subsidiaries are reflected within stockholders’ equity on our consolidated balance sheet, but separately from our stockholders’ equity. We hold an option to acquire the noncontrolling interests in two majority owned subsidiaries and we account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries.

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

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. As of January 31, 2018, we held $2.0 million of marketable debt securities. As of January 31, 2017, we held no marketable debt securities. Investments with maturities in excess of one year are included in other assets.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and are not interest-bearing.

Accounts receivable, net, includes unbilled accounts receivable on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Unbilled accounts receivable on such contracts were $65.9 million and $39.7 million at January 31, 2018 and 2017, respectively.

Under most contracts, unbilled accounts receivable are typically billed and collected within one year of revenue recognition. However, as of January 31 2018, we had unbilled accounts receivable on certain complex projects for which the underlying billing milestones are still in progress and have remained unbilled for periods in excess of one year, and in some cases, for several years. Unbilled accounts receivable on these projects have declined significantly over the past year. We have no history of uncollectible accounts on such projects and believe that collection of all unbilled amounts is reasonably assured. We expect billing and collection of all unbilled accounts receivable to occur within the next year.

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

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. There are two customers in our Cyber Intelligence segment that accounted for a combined $99.7 million and $99.3 million of our accounts receivable (including both billed and unbilled amounts), at January 31, 2018 and 2017, respectively. These customers are governmental agencies outside of the U.S. which we believe present insignificant credit risk.

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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Allowance for doubtful accounts, beginning of year	$1,842	$1,170	$1,099
Provisions charged to expense	559	1,791	669
Amounts written off	(482)	(1,484)	(933)
Other, including fluctuations in foreign exchange rates	298	365	335
Allowance for doubtful accounts, end of year	$2,217	$1,842	$1,170

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. The vast majority of equipment, furniture and other is depreciated over periods ranging from three to seven years. Software is depreciated over periods ranging from three to four years. Buildings are depreciated over periods ranging from ten to twenty-five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Capital leased assets are amortized over the related lease term.

The cost of maintenance and repairs of property and equipment is charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation or amortization thereon are removed from the consolidated balance sheet and any resulting gain or loss is recognized in the consolidated statement of operations.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance.

We conduct our business through two operating segments, which are also our reportable segments, Customer Engagement and Cyber Intelligence. Organizing our business through two operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products, and technology. Our Chief Executive Officer is our CODM, who regularly reviews segment revenue and segment operating contribution when assessing financial results of segments and allocating resources.

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

Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. When determining segment contribution, we do not allocate certain operating expenses, which are provided by shared resources or are otherwise generally not controlled by segment management. These expenses are reported as “Shared support expenses” in our table of segment operating results, the majority of which are expenses for administrative support functions, such as information technology, human resources, finance, legal, and other general corporate support, and for occupancy expenses. These unallocated expenses also include procurement, manufacturing support, and logistics expenses.

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

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2018, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment.

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

For reporting units where we perform the two-step process, we utilize some or all of three primary approaches to assess fair value: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using valuation multiples of comparable companies, and (c) a transaction-based approach, using valuation multiples for recent acquisitions of similar businesses made in the marketplace. Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future growth rates, (c) estimates of our future cost structure, (d) discount rates for our estimated cash flows, (e) selection of peer group companies for the public company and the market transaction approaches, (f) required levels of working capital, (g) assumed terminal value, and (h) time horizon of cash flow forecasts.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2018 and 2017.

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

Revenue Recognition

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality) and (b) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, cloud deployments, SaaS, application managed services, product warranties, business advisory consulting and training services.

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. Our customer arrangements typically include several elements, including products, services, and support. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is often required to conclude whether collectability of fees is reasonably assured and whether fees are fixed or determinable.

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

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time. For arrangements within the scope of the multiple-deliverable accounting guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of hardware products containing software components and non-software components and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The total transaction revenue is allocated to the multiple elements based on each element’s relative selling price compared to the total selling price. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services. We utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for our PCS offerings, depending upon the business segment, geographical region, or product line.

TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as most of our products contain a significant element of proprietary technology offering substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are typically not able to determine TPE.

If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement’s revenue by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives, geographies in which we offer our products and services, internal costs, competition, and product life cycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategies. We have established processes to update ESP for each element, when appropriate, to ensure that it reflects recent pricing experience.

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

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized under contract accounting principles, typically using the percentage-of-completion (“POC”) method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. If the range of profitability cannot be estimated, but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project’s profitability can be estimated or the services have been completed. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied.

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

Product revenue derived from shipments to resellers and original equipment manufacturers (“OEMs”) who purchase our products for resale are generally recognized when such products are shipped (on a “sell-in” basis) since we do not expect our resellers or OEMs to carry inventory of our products. We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, we defer the recognition of revenue until the receipt of cash. Our arrangements with resellers and OEMs are periodically reviewed as our business and products change.

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

We receive non-refundable grants from the Israeli Innovation Authority (“IIA”), formerly the Israel Office of the Chief Scientist (“OCS”), that fund a portion of our research and development expenditures. We currently only enter into non-royalty-bearing arrangements with the IIA which do not require us to pay royalties. Funds received from the IIA are recorded as a reduction to research and development expense. Royalties, to the extent paid, are recorded as part of our cost of revenue.

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

Internal-Use Software

We capitalize costs associated with software that is acquired, internally developed or modified solely to meet our internal needs. Capitalization begins when the preliminary project stage has been completed and management with the relevant authority authorizes and commits to the funding of the project. These capitalized costs include external direct costs utilized in developing or obtaining the applications and expenses for employees who are directly associated with the development of the applications. Capitalization of such costs continues until the project is substantially complete and is ready for its intended purpose. Capitalized costs of computer software developed for internal use are generally amortized over estimates useful lives of four years on a straight-line basis, which best represents the pattern of the software’s use.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our income tax provision involves the application of complex tax laws and requires significant judgment and estimates. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted in the United States. The 2017 Tax Act significantly revises the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinationals. Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. It is unclear how certain provisions of the 2017 Tax Act will be applied absent further legislative, regulatory, or accounting clarification and guidance. In addition, it is uncertain if and to what extent various states will enact legislation to conform to the 2017 Tax Act. It is also uncertain if and to what extent foreign governments may enact tax legislation in response to the 2017 Tax Act. Also, on December 22, 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provides guidance on accounting for the tax effects of the 2017 Tax Act and allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. We consider amounts related to the 2017 Tax Act to be reasonably estimated as of January 31, 2018. We expect to refine and complete the accounting for the 2017 Tax Act during the year ending January 31, 2019 as we obtain, prepare, and analyze additional information and as additional legislative, regulatory, and accounting guidance and interpretations become available.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency gains of $6.8 million for the year ended January 31, 2018, and net foreign currency losses of $2.7 million and $8.0 million, for the years ended January 31, 2017 and 2016, respectively.

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

For performance stock units for which vesting is in part dependent on total shareholder return, the fair value of the award is estimated on the date of grant using a Monte Carlo Simulation. Expected volatility and expected term are input factors for that model and may require significant management judgment. Expected volatility is estimated utilizing daily historical volatility for Verint common stock price and the constituents of the specific comparator index over a period commensurate with the remaining award performance period. The risk-free interest rate used is equal to the implied daily yield of the zero-coupon U.S. Treasury bill that corresponds with the remaining performance period of the award as of the valuation date.

Net (Loss) Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net (loss) income per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net income per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award’s vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders’ equity. This guidance also requires excess tax benefits to be presented as an operating activity on the consolidated statements of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 was effective for us on February 1, 2017. The adoption did not result in a cumulative-effect adjustment to retained earnings, and in accordance with the new guidance, we recorded certain tax effects from stock-based compensation awards as components of the provision for income taxes for the year ended January 31, 2018, whereas such tax effects were previously recognized in stockholders’ equity.  These tax effects were not material for the year ended January 31, 2018. Our accounting for forfeitures of stock-based compensation awards has not changed because we have elected to continue our current policy of estimating expected forfeitures. The effects of adopting the other provisions of ASU No. 2016-09 were not material to our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We elected to early adopt this standard as of February 1, 2017, resulting in a $0.9 million cumulative charge to accumulated deficit, a $1.3 million reduction to other current assets, and a $0.4 million increase in other assets.

New Accounting Pronouncements Not Yet Effective

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. This update better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements, and improves disclosures of hedging arrangements. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently reviewing this standard to assess the impact on our consolidated financial statements.
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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update also requires an entity to disclose the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We typically have restrictions on certain amounts of cash and cash equivalents, primarily consisting of amounts used to secure bank guarantees in connection with sales contract performance obligations, and expect to continue to have similar restrictions in the future. We currently report changes in such restricted amounts as cash flows from investing activities on our consolidated statement of cash flows. This standard will change that presentation. We are currently reviewing this standard to assess other potential impacts on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We do not expect this standard to materially impact our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet.  The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will significantly impact our consolidated financial statements given our considerable lease obligations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted, but not before the original effective date of December 15, 2016. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We adopted ASU No. 2014-09 under the modified retrospective option effective February 1, 2018.

We have completed several key accounting assessments related to the standard and are in the process of finalizing our remaining assessments and quantifying the required cumulative effect adjustments upon adoption. We continue to evaluate and implement changes to related processes, systems, and internal controls. Our evaluation has included determining whether the unit of account (performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each of our performance obligations. We believe our performance obligations will remain substantially unchanged from current guidance.

We currently allocate revenue to our software licenses under the residual method when VSOE exists for the remaining undelivered elements. The residual method allocates any future credits or significant discounts entirely to the software license. The adoption of ASU No. 2014-09 will result in future credits, significant discounts, and material rights under this guidance to be allocated to all performance obligations based upon their relative standalone selling prices. Under the new standard, additional software license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer, which is generally upon delivery of the license. We have not been required to defer a significant amount of revenue due to insufficient VSOE and do not anticipate the updated standard’s requirement to establish or estimate a standalone selling price, rather than defer revenues in the absence of VSOE, will have a significant impact on our consolidated financial statements. We do not expect the new standard to materially impact the amount or timing of the majority of revenue recognized in our consolidated financial statements.

However, we have identified certain arrangements where revenue may be recognized earlier than under current GAAP, in particular term licenses and sales- or usage-based license arrangements that include minimum guaranteed amounts. We expect to recognize license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement and the minimum guaranteed amount related to sales- or usage-based arrangements when the customer obtains control of the license. Further, under current rules, the amount of revenue recognized is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (i.e. the non-contingent amount). Under the new standard, the amounts allocated to delivered items and recognized upfront could be higher if it is probable that a significant reversal in the amount of revenue recognized will not occur in future periods upon the delivery of additional items or meeting other specified performance conditions. Due to the complexity of certain Cyber Intelligence arrangements with governmental entities, the actual revenue recognition treatment required under the new standard will depend on contract-specific terms and in some instances may vary from recognition under current guidance. We are still in the process of quantifying the impact of the new standard on these arrangements.

In addition, the timing of cost of revenue recognition for certain customer contracts requiring significant customization will change, because unlike current guidance, the new guidance precludes the deferral of costs simply to obtain an even profit margin over the contract term. Upon adoption of the new standard, we also expect to begin deferring commissions earned by our internal sales force and subsequently amortizing these deferred commissions over the expected benefit period, which may be the estimated life of the customer relationship, if renewals are expected, and the renewal commission is not commensurate with the initial commission. We are still in the process of quantifying the impact of the new standard on these costs related to our customer contracts.

For sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for noncancelable contracts with customers when the right to consideration is unconditional, which will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. As of January 31, 2018, our accounts receivable and deferred revenue were offset by approximately $124.0 million for unpaid amounts. Historically, this adjustment to offset unpaid deferred revenue against accounts receivable was highest in the fourth quarter, due to the seasonality of our business. The right to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time will be reclassified from accounts receivable to contract assets under the new standard. Our unbilled accounts receivable at January 31, 2018 was $65.9 million. Billings in excess of costs and estimated earnings on uncompleted contracts and deferred revenue will be combined and reclassified as contract liabilities under the new standard. Billings in excess of costs and estimated earnings on uncompleted contracts at January 31, 2018 was $46.1 million.

There will be a corresponding tax effect in relation to the above noted impacts, which is still being evaluated.

2.	NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands, except per share amounts)	2018	2017	2016
Net (loss) income	$(3,454)	$(26,246)	$22,228
Net income attributable to noncontrolling interests	3,173	3,134	4,590
Net (loss) income attributable to Verint Systems Inc.	$(6,627)	$(29,380)	$17,638
Weighted-average shares outstanding:
Basic	63,312	62,593	61,813
Dilutive effect of employee equity award plans	—	—	1,108
Dilutive effect of 1.50% convertible senior notes	—	—	—
Dilutive effect of warrants	—	—	—
Diluted	63,312	62,593	62,921
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.47)	$0.29
Diluted	$(0.10)	$(0.47)	$0.28

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Stock options and restricted stock-based awards	1,187	1,097	596
1.50% convertible senior notes	6,205	6,205	6,205
Warrants	6,205	6,205	6,205

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

Our 1.50% convertible senior notes will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Notes, exceeds the conversion price of $64.46 per share. Likewise, diluted net income per share will not include any effect from the Warrants (as defined in Note 6, “Long-Term Debt”) unless the average price of our common stock, as calculated under the terms of the Warrants, exceeds the exercise price of $75.00 per share.

Our Note Hedges (as defined in Note 6, “Long-Term Debt”) do not impact the calculation of diluted net (loss) income per share under the treasury stock method, because their effect would be anti-dilutive. However, in the event of an actual conversion of any or all of the Notes, the common shares that would be delivered to us under the Note Hedges would neutralize the dilutive effect of the common shares that we would issue under the Notes. As a result, actual conversion of any or all of the Notes would not increase our outstanding common stock. Up to 6,205,000 common shares could, however, be issued upon exercise of the Warrants. Further details regarding the Notes, Note Hedges, and the Warrants appear in Note 6, “Long-Term Debt”.

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2018 and 2017:

	January 31, 2018
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$337,756	$—	$—	$337,756
Money market funds	186	—	—	186
Total cash and cash equivalents	$337,942	$—	$—	$337,942

Short-term investments:
Corporate debt securities (available-for-sale)	$2,002	$—	$—	$2,002
Bank time deposits	4,564	—	—	4,564
Total short-term investments	$6,566	$—	$—	$6,566

	January 31, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$307,188	$—	$—	$307,188
Money market funds	175	—	—	175
Total cash and cash equivalents	$307,363	$—	$—	$307,363

Short-term investments:
Bank time deposits	$3,184	$—	$—	$3,184
Total short-term investments	$3,184	$—	$—	$3,184

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of January 31, 2018, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the years ended January 31, 2018, 2017, and 2016 were not significant.

During the years ended January 31, 2018, 2017, and 2016, proceeds from maturities and sales of available-for-sale securities were $8.7 million, $52.8 million, and $71.5 million, respectively.

4.	BUSINESS COMBINATIONS

Year Ended January 31, 2018

During the year ended January 31, 2018, we completed seven business combinations:

•
On February 1, March 20, October 3, November 3, December 19, and December 21, 2017, we completed acquisitions of businesses in our Customer Engagement operating segment. One of the transactions was an asset acquisition that qualified as a business combination, and another of which retained a noncontrolling interest.

•	On July 1, 2017, we completed the acquisition of a business in our Cyber Intelligence operating segment.

These business combinations were not individually material to our consolidated financial statements.

The combined consideration for these business combinations was approximately $136.0 million, including $106.0 million of combined cash paid at the closings. For five of these business combinations, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $47.7 million, contingent upon the achievement of certain performance targets over periods extending through January 2022. The fair value of these contingent consideration obligations was estimated to be $27.6 million at the applicable acquisition dates. Cash paid for these business combinations was funded by cash on hand.

The purchase prices for these business combinations were allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. The fair value assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $81.8 million of goodwill associated with these business combinations, $78.0 million and $3.8 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively. For income tax purposes, $14.5 million of this goodwill is deductible and $67.3 million is not deductible.

Revenue and the impact on net loss attributable to these acquisitions for the year ended January 31, 2018 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $4.9 million for the year ended January 31, 2018. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2018 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, contingent consideration, deferred income taxes and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2018, including adjustments identified subsequent to the respective valuation dates, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$106,049
Fair value of contingent consideration	27,605
Other purchase price adjustments	2,380
Total purchase prices	$136,034

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$4,184
Other current assets, including cash acquired	15,108
Other assets	2,765
Current and other liabilities	(12,462)
Deferred revenue - current and long-term	(4,424)
Deferred income taxes	(8,660)
Net tangible liabilities	(3,489)
Identifiable intangible assets:
Customer relationships	24,444
Developed technology	30,952
Trademarks and trade names	2,322
Total identifiable intangible assets	57,718
Goodwill	81,805
Total purchase price allocations	$136,034

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from three years to ten years, from three years to eight years, and from one year to seven years, respectively, the weighted average of which is approximately 6.8 years.

Year Ended January 31, 2017

Contact Solutions, LLC

On February 19, 2016, we completed the acquisition of Contact Solutions, LLC (“Contact Solutions”), a provider of real-time, contextual self-service solutions, based in Reston, Virginia. The purchase price consisted of $66.9 million of cash paid at closing, and a $2.5 million post-closing purchase price adjustment based upon a determination of Contact Solutions’ acquisition-date working capital, which was paid during the three months ended July 31, 2016. The cash paid for this acquisition was funded with cash on hand.

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

Among the factors contributing to the recognition of goodwill as a component of the Contact Solutions purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill was assigned to our Customer Engagement segment and is deductible for income tax purposes.

In connection with the purchase price allocation for Contact Solutions, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $0.6 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which is being recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $2.9 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $1.2 million of which was included within prepaid expenses and other current assets, and $1.7 million of which was included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were $0.2 million, $1.4 million and $0.1 million for the years ended January 31, 2018, 2017 and 2016, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

OpinionLab, Inc.

On November 16, 2016, we completed the acquisition of all of the outstanding shares of OpinionLab, Inc. (“OpinionLab”), a leading SaaS provider of omnichannel Voice of Customer (“VoC”) feedback solutions which help organizations collect, understand, and leverage customer insights, helping drive smarter, real-time business action. OpinionLab is based in Chicago, Illinois.

The purchase price consisted of $56.4 million of cash paid at the closing, funded from cash on hand, partially offset by $6.4 million of OpinionLab’s cash received in the acquisition, resulting in net cash consideration at closing of $50.0 million. We also agreed to pay potential additional future cash consideration of up to $28.0 million, contingent upon the achievement of certain performance targets over the period from closing through January 31, 2021, the acquisition date fair value of which was estimated to be $15.0 million. The purchase price was subject to customary purchase price adjustments related to the final determination of OpinionLab’s cash, net working capital, transaction expenses, and taxes as of November 16, 2016. The acquired business has been integrated into our Customer Engagement operating segment.

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

Among the factors contributing to the recognition of goodwill as a component of the OpinionLab purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill was assigned to our Customer Engagement segment and is not deductible for income tax purposes.

In connection with the purchase price allocation for OpinionLab, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $3.1 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which is being recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $5.4 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $3.4 million of which was included within prepaid expenses and other current assets, and $2.0 million of which was included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of OpinionLab, consisting primarily of professional fees and integration expenses, were $0.9 million and $0.6 million for the years ended January 31, 2018 and 2017, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for our acquisitions of Contact Solutions and OpinionLab. During the year ended January 31, 2018, there were immaterial adjustments recorded to the OpinionLab purchase price allocation.

(in thousands)	Contact Solutions	OpinionLab
Components of Purchase Price:
Cash paid at closing	$66,915	$56,355
Fair value of contingent consideration	—	15,000
Other purchase price adjustments	2,518	—
Total purchase price	$69,433	$71,355

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$8,102	$748
Other current assets, including cash acquired	2,392	10,625
Property and equipment, net	7,007	298
Other assets	1,904	2,036
Current and other liabilities	(4,943)	(1,600)
Deferred revenue - current and long-term	(642)	(3,082)
Deferred income taxes	—	(9,877)
Net tangible assets (liabilities)	13,820	(852)
Identifiable intangible assets:
Customer relationships	18,000	19,100
Developed technology	13,100	10,400
Trademarks and trade names	2,400	1,800
Total identifiable intangible assets	33,500	31,300
Goodwill	22,113	40,907
Total purchase price allocation	$69,433	$71,355

For the acquisition of Contact Solutions, the acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of ten years, four years, and five years, respectively, the weighted average of which was approximately 7.3 years.

For the acquisition of OpinionLab, the acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of ten years, six years, and four years, respectively, the weighted average of which was approximately 8.3 years.

The weighted-average estimated useful life of all finite-lived identifiable intangible assets acquired during the year ended January 31, 2017 was 7.8 years.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

The purchase price allocations for business combinations completed during the year ended January 31, 2017 are final.

Revenue and the impact on net loss attributable to the acquisitions of Contact Solutions and OpinionLab for the year ended January 31, 2017 were not significant.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.7 million, $0.6 million, and $1.4 million for the years ended January 31, 2018, 2017 and 2016, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2016, including adjustments identified subsequent to the respective valuation dates, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$33,222
Fair value of contingent consideration	16,237
Total purchase prices	$49,459

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$992
Other current assets, including cash acquired	4,274
Other assets	395
Current and other liabilities	(3,037)
Deferred revenue - current and long-term	(1,872)
Deferred income taxes	(2,922)
Net tangible liabilities	(2,170)
Identifiable intangible assets:
Customer relationships	1,212
Developed technology	20,300
Trademarks and trade names	300
In-process research and development	1,100
Total identifiable intangible assets	22,912
Goodwill	28,717
Total purchase price allocations	$49,459

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from five years to ten years, from four years to five years, and three years, respectively, the weighted average of which was approximately 4.4 years.

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2018 was not material to our historical consolidated operating results and is therefore not presented.

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

For the years ended January 31, 2018, 2017, and 2016, we recorded a benefit of $8.3 million, a charge of $7.3 million, and a benefit of $0.9 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $62.8 million at January 31, 2018, of which $13.7 million was recorded within accrued expenses and other current liabilities, and $49.1 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $9.4 million, $3.3 million, and $7.4 million for the years ended January 31, 2018, 2017, and 2016, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2018 and 2017:

	January 31, 2018
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$438,664	$(281,592)	$157,072
Acquired technology	273,156	(212,571)	60,585
Trade names	26,820	(18,570)	8,250
Non-competition agreements	3,047	(2,861)	186
Distribution network	4,440	(4,440)	—
Total intangible assets	$746,127	$(520,034)	$226,093

	January 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$403,657	$(244,792)	$158,865
Acquired technology	233,982	(168,653)	65,329
Trade names	23,493	(14,187)	9,306
Non-competition agreements	3,047	(2,499)	548
Distribution network	4,440	(4,329)	111
Total intangible assets with finite lives	668,619	(434,460)	234,159
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$669,719	$(434,460)	$235,259

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Customer Engagement	$213,963	$207,436
Cyber Intelligence	12,130	27,823
Total	$226,093	$235,259

Total amortization expense recorded for acquisition-related intangible assets was $72.4 million, $81.5 million, and $78.9 million for the years ended January 31, 2018, 2017, and 2016, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2019	$53,733
2020	42,265
2021	34,434
2022	30,578
2023	24,795
Thereafter	40,288
Total	$226,093

During the year ended January 31, 2018, we recorded $3.3 million of impairments for certain acquired customer-related intangible assets, which is included within selling, general and administrative expenses. During the year ended January 31, 2016, we recorded a $3.2 million impairment of an acquired technology asset, which is included within cost of product revenue. No impairments of acquired intangible assets were recorded during the year ended January 31, 2017.

As discussed in Note 15, “Segment Information”, effective in August 2016, we reorganized into two businesses and now present our results in two reportable segments. We reallocated $51.8 million of goodwill, net of $25.3 million of accumulated impairment losses, from our former Video Intelligence segment to our Customer Engagement segment, and $22.2 million of goodwill, net of $10.8 million of accumulated impairment losses, to our Cyber Intelligence segment, using a relative fair value approach. In addition, we completed an assessment for potential impairment of the goodwill previously allocated to our former Video Intelligence segment immediately prior to the reallocation and determined that no impairment existed.

Goodwill activity for the years ended January 31, 2018, and 2017, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2017:
Goodwill, gross, at January 31, 2016	$1,274,041	$1,131,249	$142,792
Accumulated impairment losses through January 31, 2016	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2016	1,207,176	1,075,206	131,970
Business combinations	91,209	91,209	—
Foreign currency translation and other	(33,567)	(34,436)	869
Goodwill, net, at January 31, 2017	$1,264,818	$1,131,979	$132,839

Year Ended January 31, 2018:
Goodwill, gross, at January 31, 2017	$1,331,683	$1,188,022	$143,661
Accumulated impairment losses through January 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2017	1,264,818	1,131,979	132,839
Business combinations, including prior year adjustments	81,180	77,345	3,835
Foreign currency translation and other	42,301	41,769	532
Goodwill, net, at January 31, 2018	$1,388,299	$1,251,093	$137,206

Balance at January 31, 2018:
Goodwill, gross, at January 31, 2018	$1,455,164	$1,307,136	$148,028
Accumulated impairment losses through January 31, 2018	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2018	$1,388,299	$1,251,093	$137,206

As a result of the segment reorganization discussed above, we concluded that, for purposes of reviewing for potential goodwill impairment, we have three reporting units, consisting of Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment. Based upon our November 1, 2017 goodwill impairment reviews, we concluded that the estimated fair values of all of our reporting units significantly exceeded their carrying values.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2018 and 2017.

No goodwill impairment was identified for the years ended January 31, 2018, 2017, and 2016.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017

1.50% Convertible Senior Notes	$400,000	$400,000
February 2014 Term Loans	—	130,060
March 2014 Term Loans	—	278,978
June 2017 Term Loan	422,875	—
Other debt	250	404
Less: Unamortized debt discounts and issuance costs	(50,141)	(60,571)
Total debt	772,984	748,871
Less: current maturities	4,500	4,611
Long-term debt	$768,484	$744,260

Current maturities of long-term debt are reported within accrued expenses and other current liabilities on our consolidated balance sheets.

1.50% Convertible Senior Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021, unless earlier converted by the holders pursuant to their terms. Net proceeds from the Notes after underwriting discounts were $391.9 million. The Notes pay interest in cash semiannually in arrears at a rate of 1.50% per annum.
The Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under our Prior Credit Agreement, as defined and further described below.
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

•
during the ten consecutive trading-day period following any 5 consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; or

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
As of January 31, 2018, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at January 31, 2018.

As of January 31, 2018, the carrying value of the debt component was $354.0 million, which is net of unamortized debt discount and issuance costs of $42.1 million and $4.0 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% for each of the years ended January 31, 2018, 2017, and 2016.

Based on the closing market price of our common stock on January 31, 2018, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2018, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2018, no Warrants had been exercised and all Warrants remained outstanding.
The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.
Credit Agreements
Prior Credit Agreement
In April 2011, we entered into a credit agreement with certain lenders, which was amended and restated in March 2013, and further amended in February, March, and June 2014 (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement provided for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 and $643.5 million was borrowed in March 2014 (together, the “2014 Term Loans”), the outstanding portion of which was scheduled to mature in September 2019, and a $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), scheduled to mature in September 2018, subject to increase and reduction from time to time, in accordance with the terms of the Prior Credit Agreement.

In June 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the Prior Revolving Credit Facility.
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

The majority of the proceeds from the 2017 Term Loan were used to repay all $406.9 million that remained outstanding under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. There were no borrowings under the Prior Revolving Credit Facility at June 29, 2017.

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

On January 31, 2018, we entered into an amendment to the 2017 Credit Agreement (the “2018 Amendment”) providing for, among other things, a reduction of the interest rate margins on the 2017 Term Loan from 2.25% to 2.00% for Eurodollar loans, and from 1.25% to 1.00% for ABR loans. The vast majority of the impact of the 2018 Amendment was accounted for as a debt modification. For the portion of the 2017 Term Loan which was considered extinguished and replaced by new loans, we wrote off $0.2 million of unamortized deferred debt issuance costs as a loss on early retirement of debt during the three months ended January 31, 2018. The remaining unamortized deferred debt issuance costs and discount will continue to be amortized over the remaining term of the 2017 Term Loan.
For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the “Leverage Ratio”).
As of January 31, 2018, the interest rate on the 2017 Term Loan was 3.58%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.80% at January 31, 2018.
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

2017 Credit Agreement Issuance Costs

We incurred debt issuance costs of approximately $6.8 million in connection with the 2017 Credit Agreement, of which $4.1 million were associated with the 2017 Term Loan and $2.7 million were associated with the 2017 Revolving Credit Facility, which were deferred and are being amortized as interest expense over the terms of the facilities under the 2017 Credit Agreement. As noted previously, during the three months ended January 31, 2018, we wrote off $0.2 million of deferred debt issuance costs associated with the 2017 Term Loan as a result of the 2018 Amendment. Deferred debt issuance costs associated with the 2017 Term Loan are being amortized using the effective interest rate method, and deferred debt issuance costs associated with the 2017 Revolving Credit Facility are being amortized on a straight-line basis.

Future Principal Payments on Term Loans

As of January 31, 2018, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2019	$4,250
2020	4,250
2021	4,250
2022	4,250
2023	4,250
2024 and thereafter	401,625
Total	$422,875

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our respective Credit Agreements for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$6,000	$6,000	$6,000
Amortization of debt discount	11,244	10,669	10,123
Amortization of deferred debt issuance costs	1,060	1,007	955
Total - 1.50% Convertible Senior Notes	$18,304	$17,676	$17,078

Borrowings under Credit Agreements:
Interest expense at contractual rates	$15,412	$14,682	$14,590
Impact of interest rate swap agreement	254	259	—
Amortization of debt discounts	65	58	56
Amortization of deferred debt issuance costs	1,839	2,211	2,166
Total - Borrowings under Credit Agreements	$17,570	$17,210	$16,812

7.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Raw materials	$9,870	$9,074
Work-in-process	6,269	4,355
Finished goods	3,732	4,108
Total inventories	$19,871	$17,537

Property and equipment, net consisted of the following as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Land and buildings	$10,276	$9,543
Leasehold improvements	29,793	29,247
Software	54,032	61,810
Equipment, furniture, and other	135,548	93,968
	229,649	194,568
Less: accumulated depreciation and amortization	(140,560)	(117,017)
Total property and equipment, net	$89,089	$77,551

Depreciation expense on property and equipment was $26.0 million, $25.2 million, and $20.3 million in the years ended January 31, 2018, 2017, and 2016, respectively.

Other assets consisted of the following as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Long-term restricted cash and time deposits	$28,402	$54,566
Deferred debt issuance costs, net	3,668	1,929
Long-term security deposits	4,139	4,123
Other	15,828	16,002
Total other assets	$52,037	$76,620

Accrued expenses and other current liabilities consisted of the following as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Compensation and benefits	$83,216	$73,998
Billings in excess of costs and estimated earnings on uncompleted contracts	46,062	59,810
Income taxes	14,464	11,410
Contingent consideration - current portion	13,187	9,725
Distributor and agent commissions	12,255	10,384
Taxes other than income taxes	11,424	8,564
Professional and consulting fees	8,752	8,020
Other	30,905	31,313
Total accrued expenses and other current liabilities	$220,265	$213,224

Other liabilities consisted of the following as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Unrecognized tax benefits, including interest and penalties	$41,014	$28,204
Contingent consideration - long-term portion	49,149	42,708
Deferred rent expense	12,168	13,805
Obligations for severance compensation	3,028	2,880
Capital lease obligations - long-term portion	3,315	68
Other	5,791	6,694
Total other liabilities	$114,465	$94,359

Consolidated Statements of Operations

Other income (expense), net consisted of the following for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Foreign currency gains (losses), net	$6,760	$(2,743)	$(8,037)
(Losses) gains on derivative financial instruments, net	(17)	(322)	394
Other, net	(841)	(3,861)	(4,634)
Total other income (expense), net	$5,902	$(6,926)	$(12,277)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Cash paid for interest	$24,402	$21,892	$20,734
Cash payments of income taxes, net	$23,450	$29,582	$17,165
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$27,605	$26,400	$16,238
Capital leases of property and equipment	$4,350	$151	$—
Accrued but unpaid purchases of property and equipment	$2,367	$2,868	$4,562
Inventory transfers to property and equipment	$437	$552	$1,142
Leasehold improvements funded by lease incentives	$—	$82	$1,721

8.	STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any dividends on our common stock during the years ended January 31, 2018, 2017, and 2016. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Share Repurchase Program

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150 million over two years. This program expires on March 29, 2018.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. At January 31, 2018, we held approximately 1,661,000 shares of treasury stock with a cost of $57.4 million. At January 31, 2017, we held approximately 1,654,000 and shares of treasury stock with a cost of $57.1 million.

During the year ended January 31, 2018 we received approximately 7,000 shares of treasury stock in a nonmonetary transaction valued at $0.3 million. During the year ended January 31, 2017 we acquired approximately 1,306,000 shares of treasury stock with a cost of $46.9 million under the aforementioned share repurchase program. We did not acquire any shares of treasury stock during the year ended January 31, 2016.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the years ended January 31, 2018 and 2017:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2016	$(1,871)	$—	$(110)	$(114,213)	$(116,194)
Other comprehensive loss before reclassifications	3,585	632	110	(41,850)	(37,523)
Amounts reclassified out of accumulated other comprehensive income (loss)	1,139	—	—	—	1,139
Net other comprehensive income (loss)	2,446	632	110	(41,850)	(38,662)
Accumulated other comprehensive loss at January 31, 2017	575	632	—	(156,063)	(154,856)
Other comprehensive income (loss) before reclassifications	8,867	(341)	—	49,291	57,817
Amounts reclassified out of accumulated other comprehensive income (loss)	6,130	291	—	—	6,421
Net other comprehensive income (loss)	2,737	(632)	—	49,291	51,396
Accumulated other comprehensive income (loss) at January 31, 2018	$3,312	$—	$—	$(106,772)	$(103,460)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2018, 2017, and 2016 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2018	2017	2016
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$621	$108	$(718)	Cost of product revenue
	599	115	(672)	Cost of service and support revenue
	3,577	651	(4,556)	Research and development, net
	2,016	383	(2,205)	Selling, general and administrative
	6,813	1,257	(8,151)	Total, before income taxes
	(683)	(118)	1,038	(Provision) benefit for income taxes
	$6,130	$1,139	$(7,113)	Total, net of income taxes

Interest rate swap agreement	$(254)	$—	$—	Interest expense
	934	—	—	Other income (expense), net
	680	—	—	Total, before income taxes
	(389)	—	—	Provision for income taxes
	$291	$—	$—	Total, net of income taxes

9. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2018, 2017, and 2016, were $192.6 million, $174.6 million, and $181.7 million, respectively. Reimbursements from the IIA and other government grant programs amounted to $2.0 million, $3.5 million, and $4.0 million for the years ended January 31, 2018, 2017, and 2016, respectively, which were recorded as reductions of gross research and development expenses.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2018, 2017, and 2016 was as follows:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Capitalized software development costs, net, beginning of year	$9,509	$11,992	$10,112
Software development costs capitalized during the year	3,126	2,338	5,027
Amortization of capitalized software development costs	(3,338)	(3,341)	(2,976)
Impairments, foreign currency translation and other	(69)	(1,480)	(171)
Capitalized software development costs, net, end of year	$9,228	$9,509	$11,992

During the year ended January 31, 2017, we recorded impairment of capitalized software development costs of $1.3 million reflecting strategy changes in certain product development initiatives, due in part to acquisition of technology associated with business combinations. There were no material impairments of such costs during the years ended January 31, 2018 and 2016.

10.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. The 2017 Tax Act significantly revises the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations.

The key provisions impacting our January 31, 2018 year include a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the Transition Tax, which is a one-time tax on previously untaxed earnings of foreign subsidiaries at reduced rates regardless of whether the earnings are actually repatriated. As a result of the reduction of the corporate tax rate we recorded a benefit of $5.4 million related to the estimated revaluation of U.S. deferred tax items. The Transition Tax results in an estimated increase to taxable income of $230.5 million, but no impact to the tax provision. We expect to utilize a portion of our net operating loss carryforward and release the valuation allowance on the deferred tax asset for that net operating loss carryforward for a net impact of $0. Foreign earnings subject to the Transition Tax will not be subject to further U.S. taxation upon repatriation. Therefore, we may repatriate certain foreign cash, a portion of which will be subject to a withholding tax estimated to be $15 million.

Additional provisions effective beginning after January 31, 2018 which may significantly impact our effective tax rate include new limitations on the tax deductions for interest expense and executive compensation, elimination of the alternative minimum tax (“AMT”) and the ability to refund unused AMT credits over a four year periods, and new rules related to uses and limitations of net operating loss carryforwards. New international provisions add a new category of deemed income from our foreign operations, eliminates U.S. tax on foreign dividends (subject to certain restrictions), and adds a minimum tax on certain payments made to foreign related parties. We are still assessing the impact of these changes.

On December 22, 2017, the staff of the Securities and Exchange Commission issued SAB No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB No. 118 allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. In addition, it is uncertain if and to what extent various states will enact legislation to conform to the 2017 Tax Act. Because the 2017 Tax Act was passed late in the fourth quarter of our year ended January 31, 2018, and because legislative guidance and accounting interpretations are expected in the future, we consider the accounting of the Transition Tax, deferred tax remeasurement, deferred taxes on earnings of foreign subsidiaries that may be repatriated in the future, unrecognized tax benefits related to the 2017 Tax Act, and additional provisions under the 2017 Tax Act that are effective beginning after January 31, 2018 to be incomplete and therefore only consider amounts related to these items to be reasonably estimated as of January 31, 2018. We expect to refine and complete the accounting for the 2017 Tax Act during the year ending January 31, 2019 as we obtain, prepare, and analyze additional information and as additional legislative, regulatory, and accounting guidance and interpretations become available.

The components of income (loss) before provision for income taxes for the years ended January 31, 2018, 2017, and 2016 were as follows:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Domestic	$(44,502)	$(60,722)	$(43,471)
Foreign	63,402	37,248	66,651
Total income (loss) before provision for income taxes	$18,900	$(23,474)	$23,180

The provision for income taxes for the years ended January 31, 2018, 2017, and 2016 consisted of the following:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Current provision (benefit) for income taxes:
Federal	$4,364	$604	$(2,997)
State	1,215	989	1,300
Foreign	24,308	18,120	8,289
Total current provision for income taxes	29,887	19,713	6,592
Deferred provision (benefit) for income taxes:
Federal	4,734	(8,179)	2,244
State	(58)	(842)	12
Foreign	(12,209)	(7,920)	(7,896)
Total deferred benefit for income taxes	(7,533)	(16,941)	(5,640)
Total provision for income taxes	$22,354	$2,772	$952

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before provision for income taxes for the years ended January 31, 2018, 2017, and 2016 was as follows:

	Year Ended January 31,
(in thousands)	2018	2017	2016
U.S. federal statutory income tax rate	33.8%	35.0%	35.0%

Income tax provision (benefit) at the U.S. federal statutory rate	$6,394	$(8,215)	$8,115
State income tax provision (benefit)	1,792	(312)	(79)
Foreign tax rate differential	(9,434)	(5,794)	(3,068)
Tax incentives	(3,891)	(3,507)	(12,293)
Valuation allowances	14,539	(3,640)	(7,767)
Stock-based and other compensation	(8,656)	2,522	3,562
Non-deductible expenses	(2,091)	5,315	6,061
Tax credits	(307)	(112)	(482)
Tax contingencies	5,017	5,566	(6,281)
Tax effects of reorganizations and liquidations	—	975	6,136
U.S. tax effects of foreign operations	8,591	9,542	7,574
Impact of the 2017 Tax Act	9,641	—	—
Other, net	759	432	(526)
Total provision for income taxes	$22,354	$2,772	$952
Effective income tax rate	118.3%	(11.8)%	4.1%

The table above reflects a January 31, 2018 U.S. federal statutory income tax rate of 33.8% due to the 2017 Tax Act. The 2017 Tax Act includes a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending January 31, 2018 will have a blended corporate tax rate of 33.8% which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year.

Our operations in Israel have been granted “Approved Enterprise” (“AE”) status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally

10% - 25%, depending on the percentage of foreign investment in the company). In addition, certain operations in Cyprus qualify for favorable tax treatment under the Cypriot Intellectual Property Regime (“IP Regime”). This legislation exempts 80% of income and gains derived from patents, copyrights, and trademarks from taxation. These tax incentives decreased our effective tax rate by 17.8%, 12.4%, and 51.0% for the years ended January 31, 2018, 2017, and 2016, respectively. The current and prior year benefits are lower than the January 2016 benefit as a result of the Company’s taxable loss position in our Cyprus entity in the last two years. At the lower IP Regime tax rate, the deferred tax benefit of the net operating losses generated by those companies is less than it would be under the higher statutory tax rate.

Deferred tax assets and liabilities consisted of the following at January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
Deferred tax assets:
Accrued expenses	$7,637	$10,627
Deferred revenue	2,421	3,953
Loss carryforwards	47,009	125,986
Tax credits	11,935	7,972
Stock-based and other compensation	17,568	20,187
Capitalized research and development expenses	10,316	4,146
Other, net	3,749	2,672
Total deferred tax assets	100,635	175,543
Deferred tax liabilities:
Goodwill and other intangible assets	(36,977)	(50,679)
Unremitted earnings of foreign subsidiaries	(12,257)	(18,215)
Other, net	(712)	(2,344)
Total deferred tax liabilities	(49,946)	(71,238)
Valuation allowance	(55,116)	(108,609)
Net deferred tax liabilities	$(4,427)	$(4,304)

Recorded as:
Deferred tax assets	$30,878	$21,510
Deferred tax liabilities	(35,305)	(25,814)
Net deferred tax liabilities	$(4,427)	$(4,304)

As of January 31, 2018 we remeasured our U.S. federal deferred tax assets and liabilities, and related valuation allowances, using a rate of 21% in accordance with the 2017 Tax Act. The January 31, 2018 deferred tax asset for loss carryforward reflects the use of U.S. federal NOL carryforwards to offset the Transition Tax imposed under the 2017 Tax Act. The reduction of the corporate rate caused an estimated reduction in net deferred tax assets of $65.4 million and a reduction to valuation allowance of $70.8 million. As of January 31, 2018 we continue to record U.S. federal alternative minimum tax credit carryforwards as deferred tax assets

At January 31, 2018, we had U.S. federal NOL carryforwards of approximately $428.0 million. This amount reflects a reduction for the utilization of U.S. federal NOL carryforwards of $230.5 million to offset the Transition Tax imposed under the 2017 Tax Act. These loss carryforwards expire in various years ending from January 31, 2028 to January 31, 2037. We had state NOL carryforwards of approximately $242.5 million, expiring in years ending from January 31, 2019 to January 31, 2036. We had foreign NOL carryforwards of approximately $68.0 million. At January 31, 2018, all but $11.0 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. As a result of the adoption of ASU No. 2016-09, which amends the accounting for stock-based compensation, as of January 31, 2018 there is an increase of the recorded NOL of $49.7 million. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $16.2 million at January 31, 2018, the utilization of which is subject to limitation. At January 31, 2018, approximately $8.0 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $8.2 million expires in various years ending from January 31, 2019 to January 31, 2034.

We currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided under the 2017 Tax Act and withholding taxes of $15.0 million accrued on certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries.  Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $55.1 million and $108.6 million at January 31, 2018 and 2017, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2018 and 2017:

	Year Ended January 31,
(in thousands)	2018	2017
Valuation allowance, beginning of year	$(108,609)	$(115,756)
(Benefit from) provision for income taxes	2,868	3,640
Adoption of ASU No. 2016-09	(17,407)	—
Impact of 2017 Tax Act	70,832	—
Additional paid-in capital	—	3,204
Business combinations	(2,061)	—
Currency translation adjustment	(739)	303
Valuation allowance, end of year	$(55,116)	$(108,609)

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

For the years ended January 31, 2018, 2017, and 2016, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Gross unrecognized tax benefits, beginning of year	$148,639	$142,271	$159,648
Increases related to tax positions taken during the current year	12,260	11,034	9,465
Increases as a result of business combinations	43	—	985
Increases related to tax positions taken during prior years	9,226	585	2,514
Increases (decreases) related to foreign currency exchange rates	2,449	648	(741)
Reductions for tax positions of prior years	(8,266)	(5,094)	(13,613)
Reductions for settlements with tax authorities	(140)	(145)	(13,811)
Reduction for rate change due to the 2017 Tax Act	(48,004)	—	—
Lapses of statutes of limitations	(498)	(660)	(2,176)
Gross unrecognized tax benefits, end of year	$115,709	$148,639	$142,271

As of January 31, 2018, we had $115.7 million of unrecognized tax benefits, of which $105.4 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $1.5 million of tax expense, $0.5 million of tax expense, and $4.4 million of tax benefit for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2018, 2017, and 2016, respectively. Accrued liabilities for interest and penalties were $5.6 million and $3.9 million at January 31, 2018 and 2017, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In Israel, we are no longer subject to income tax examination for years prior to January 31, 2014.  In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31,

2016. In the U.S., our federal returns are no longer subject to income tax examination for years prior to January 31, 2015.  However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized.

As of January 31, 2018, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
Canada	January 31, 2011 - January 31, 2012
United Kingdom	December 31, 2006; January 31, 2008
India	March 31, 2007 - March 31, 2008; March 31, 2010 - March 31, 2013
Israel	January 31, 2014 - January 31, 2016

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2018 could decrease by approximately $6.9 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.

11.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2018 and 2017:

	January 31, 2018
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$186	$—	$—
Short-term investments, classified as available-for-sale	—	2,002	—
Foreign currency forward contracts	—	3,682	—
Interest rate swap agreement	—	2,580	—
Total assets	$186	$8,264	$—
Liabilities:
Foreign currency forward contracts	$—	$1,308	$—
Contingent consideration - business combinations	—	—	62,829
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,950
Total liabilities	$—	$1,308	$65,779

	January 31, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$175	$—	$—
Foreign currency forward contracts	—	1,646	—
Interest rate swap agreement	—	1,429	—
Total assets	$175	$3,075	$—
Liabilities:
Foreign currency forward contracts	$—	$1,246	$—
Interest rate swap agreement	—	408	—
Contingent consideration - business combinations	—	—	52,733
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,550
Total liabilities	$—	$1,654	$56,283

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2018 and 2017:

	Year Ended January 31,
(in thousands)	2018	2017
Fair value measurement, beginning of year	$52,733	$22,391
Contingent consideration liabilities recorded for business combinations	27,604	26,400
Changes in fair values, recorded in operating expenses	(8,324)	7,255
Payments of contingent consideration	(9,412)	(3,313)
Foreign currency translation and other	228	—
Fair value measurement, end of year	$62,829	$52,733

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the years ended January 31, 2018 and 2017:

	Year Ended January 31,
(in thousands)	2018	2017
Fair value measurement, beginning of year	$3,550	$—
Acquisition of option to acquire noncontrolling interests of consolidated subsidiaries	—	3,134
Change in fair value, recorded in operating expenses	(600)	416
Fair value measurement, end of year	$2,950	$3,550

There were no transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2018 and 2017.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.0% to 5.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2018. We utilized discount rates ranging from 3.0% to 20.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2017.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 13.5% and 14.0% in our calculation of the estimated fair value of the option as of January 31, 2018 and 2017, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $425 million and $410 million at January 31, 2018 and 2017, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of January 31, 2018 and 2017 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at January 31, 2018 and 2017.

The estimated fair values of our Notes were approximately $389 million and $381 million at January 31, 2018 and 2017, respectively. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

We held outstanding foreign currency forward contracts with notional amounts of $153.5 million and $144.0 million as of January 31, 2018 and 2017, respectively.

Interest Rate Swap Agreement

To partially mitigate risks associated with the variable interest rates on the term loan borrowings under the Prior Credit Agreement, in February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. Although the Prior Credit Agreement was terminated on June 29, 2017, the interest rate swap agreement remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. The effective date of the agreement was November 1, 2016, and settlements with the counterparty began on February 1, 2017 and occur on a quarterly basis. The agreement will terminate on September 6, 2019.

Prior to June 29, 2017, the interest rate swap agreement was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and were reclassified into the statement of operations within interest expense in the period in which the hedged transaction affected earnings. Hedge ineffectiveness, if any, was recognized currently in the consolidated statement of operations.

On June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the Prior Credit Agreement, the interest rate swap agreement was no longer designated as a cash flow hedge for accounting purposes, and because future occurrence of the specific forecasted variable cash flows which had been hedged by the interest rate swap agreement was no longer probable, the $0.9 million fair value of the interest rate swap at that date was reclassified from accumulated other comprehensive income (loss) into the consolidated statement of operations as income within other income (expense), net. Ongoing changes in the fair value of the interest rate swap agreement are now recognized within other income (expense), net in the consolidated statement of operations.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2018 and 2017 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2018	2017
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$3,682	$927
Not designated as hedging instruments	Prepaid expenses and other current assets	—	719
Interest rate swap agreement:
Designated as a cash flow hedge	Other assets	—	1,429
Not designated as a hedging instrument	Prepaid expenses and other current assets	1,330	—
	Other assets	1,250	—
Total derivative assets		$5,012	$3,075

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$288
Not designated as hedging instruments	Accrued expenses and other current liabilities	1,061	958
	Other liabilities	247	—
Interest rate swap agreement:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	—	408
Total derivative liabilities		$1,308	$1,654

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2018, 2017, and 2016 were as follows:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Net gains (losses) recognized in Other comprehensive (loss) income:
Foreign currency forward contracts	$3,312	$575	$(1,871)
Interest rate swap agreement	(341)	632	—
	$2,971	$1,207	$(1,871)
Net gains (losses) reclassified from Other comprehensive (loss) income to the consolidated statements of operations:
Foreign currency forward contracts	$6,813	$1,257	$(8,151)
Interest rate swap agreement	(254)	—	—
	$6,559	$1,257	$(8,151)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 8, “Stockholders’ Equity”.

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the years ended January 31, 2018, 2017, and 2016. All of the foreign currency forward contracts underlying the $3.3 million of net unrealized gains recorded in our accumulated other comprehensive loss at January 31, 2018 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2018, 2017, and 2016 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2018	2017	2016
Foreign currency forward contracts	Other (expense) income, net	$(2,546)	$(323)	$394
Interest rate swap	Other (expense) income, net	2,529	—	—
		$(17)	$(323)	$394

13.	STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

We issue stock-based incentive awards to eligible employees, directors and consultants, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options (both incentive and non-qualified), and other awards, under the terms of our outstanding stock benefit plans (the “Plans” or “Stock Plans”) and/or forms of equity award agreements approved by our board of directors.

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

Amended and Restated Stock-Based Compensation Plan

On June 22, 2017, our stockholders approved the Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan (the “2017 Amended Plan”), which amended and restated the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”). As with the 2015 Plan, the 2017 Amended Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards, and performance compensation awards.

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

The 2017 Amended Plan expires on June 22, 2027.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Component of (loss) income before provision (benefit) for income taxes:
Cost of revenue - product	$1,561	$1,290	$1,466
Cost of revenue - service and support	6,904	7,297	5,719
Research and development, net	13,144	11,637	9,195
Selling, general and administrative	47,757	45,384	48,169
Total stock-based compensation expense	69,366	65,608	64,549
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	16,504	15,752	14,385
Total stock-based compensation, net of taxes	$52,862	$49,856	$50,164

Total stock-based compensation expense by type of award was as follows for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Restricted stock units and restricted stock awards	$57,188	$55,123	$58,028
Stock bonus program and bonus share program	12,108	10,298	6,359
Total equity-settled awards	69,296	65,421	64,387
Phantom stock units (cash-settled awards)	70	187	162
Total stock-based compensation expense	$69,366	$65,608	$64,549

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

Effective with our adoption of ASU No. 2016-09 effective February 1, 2017, we recorded $0.5 million of net excess tax deficiencies resulting from our Stock Plans as a component of income tax expense for the year ended January 31, 2018. Net excess tax deficiencies of $0.7 million and net excess tax benefits of $0.5 million resulting from our Stock Plans were recorded as a decrease or increase to additional paid-in capital for the years ended January 31, 2017 and 2016, respectively.

Restricted Stock Units and Performance Stock Units

We periodically award RSUs to our directors, officers, and other employees. The fair value of these awards is equivalent to the market value of our common stock on the grant date. RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of our common stock. RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.

We periodically award PSUs to executive officers and certain employees that vest upon the achievement of specified performance goals or market conditions. We separately recognize compensation expense for each tranche of a PSU award as if it were a separate award with its own vesting date. For certain PSUs, an accounting grant date may be established prior to the requisite service period.

Once a performance vesting condition has been defined and communicated, and the requisite service period has begun, our estimate of the fair value of PSUs requires an assessment of the probability that the specified performance criteria will be achieved, which we update at each reporting date and adjust our estimate of the fair value of the PSUs, if necessary. All compensation expense for PSUs with market conditions is recognized if the requisite service period is fulfilled, even if the market condition is not satisfied.

RSUs and PSUs that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such RSUs and PSUs were insignificant at January 31, 2018 and 2017.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
	2018		2017		2016
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,742	$45.20	2,649	$54.57	2,545	$40.96
Granted	1,804	$40.19	1,870	$35.33	1,729	$62.62
Released	(1,403)	$45.96	(1,433)	$47.98	(1,312)	$39.75
Forfeited	(335)	$48.92	(344)	$52.20	(313)	$50.56
Ending balance	2,808	$41.18	2,742	$45.20	2,649	$54.57

With respect to our stock bonus program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the Plans under which such shares are issued, other shares issued under the stock bonus program are not included in the table above because they do not reduce available plan capacity (since such shares are deemed to be purchased by the grantee at fair value in lieu of receiving an earned cash bonus). Activity presented in the table above includes all shares awarded and released under the bonus share program. Further details appear below under “Stock Bonus Program” and “Bonus Share Program”.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2018, 2017, and 2016 (these amounts are already included in the Award Activity Table above):

	Year Ended January 31,
(in thousands)	2018	2017	2016
Beginning balance	438	332	497
Granted	204	312	195
Released	(50)	(159)	(239)
Forfeited	(86)	(47)	(121)
Ending balance	506	438	332

Excluding PSUs, we granted 1,600,000 RSUs during the year ended January 31, 2018.

As of January 31, 2018, unrecognized compensation expense related to unvested RSUs and PSUs expected to vest subsequent to January 31, 2018 was approximately $63.6 million, with remaining weighted-average vesting periods of approximately 1.6 years, over which such expense is expected to be recognized. The unrecognized compensation expense does not include compensation expense of up to $1.1 million, related to shares for which a grant date has been established but the requisite service period has not begun. The total fair values of RSUs and PSUs vested during the years ended January 31, 2018, 2017, and 2016 were $64.5 million, $68.7 million, and $52.2 million, respectively.

Stock Options

We did not grant stock options during the years ended January 31, 2018, 2017, and 2016, and activity from stock options awarded in prior periods was not material during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2018, 2017, and 2016 was not significant.

Stock Bonus Program

Our stock bonus program permits eligible employees to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers are eligible to participate in this program to the extent that shares remained available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year (the “discount”). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock.

The following table summarizes activity under the stock bonus program for the years ended January 31, 2018, 2017, and 2016 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2018	2017	2016
Shares in lieu of earned cash bonus - granted and released	21	25	43
Shares in respect of discount:
Granted	—	—	7
Released	—	—	5

Awards under the stock bonus program for the performance period ended January 31, 2018 will consist of shares earned in respect of executive officer incentive plans and will be awarded without a discount, and are expected to be issued during the first half of the year ending January 31, 2019.

In March 2018, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2019. Executive officers will be permitted to participate in this program for the year ending January 31, 2019, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one-year vesting period.

Bonus Share Program

Under our bonus share program, we may provide discretionary year-end bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock.
During the year ended January 31, 2017, approximately 171,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2016.

During the year ended January 31, 2018, approximately 293,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2017.

For bonuses in respect of the year ended January 31, 2018, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ended January 31, 2018.

For bonuses in respect of the year ending January 31, 2019, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ending January 31, 2019.

The combined accrued liabilities for the stock bonus program and the bonus share program were $9.2 million and $10.0 million at January 31, 2018 and 2017, respectively.

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

Our matching contribution expenses for our 401(k) Plan were $2.5 million, $2.6 million, and $2.2 million for the years ended January 31, 2018, 2017, and 2016, respectively.

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

Severance expenses for the years ended January 31, 2018, 2017, and 2016 were $7.1 million, $6.4 million, and $7.2 million, respectively.

14. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

We lease office, manufacturing, and warehouse space, as well as certain equipment, under non-cancelable operating lease agreements. We have also periodically entered into capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Rent expense incurred under all operating leases was $26.1 million, $25.6 million, and $19.4 million for the years ended January 31, 2018, 2017, and 2016, respectively.

As of January 31, 2018, our minimum future rent obligations under non-cancelable operating and capital leases with initial or remaining terms in excess of one year were as follows:

(in thousands)	Operating	Capital
Years Ending January 31,	Leases	Leases
2019	$21,497	$1,171
2020	16,788	1,081
2021	15,435	972
2022	13,583	875
2023	12,203	600
Thereafter	37,126	—
Total	$116,632	4,699
Less: amount representing interest		(349)
Present value of minimum lease payments		$4,350

We sublease certain space in our facilities to third parties. As of January 31, 2018, total expected future sublease income was $0.4 million and will range from $0.1 million to $0.3 million on an annual basis through May 2019.

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

As of January 31, 2018, our unconditional purchase obligations totaled approximately $109.4 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates the fair value of these obligations at January 31, 2018.

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Warranty liability, beginning of year	$962	$826	$633
Provision (credited against) charged to expenses	(165)	797	473
Warranty charges	(260)	(658)	(278)
Foreign currency translation and other	14	(3)	(2)
Warranty liability, end of year	$551	$962	$826

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

As discussed in Note 1, “Summary of Significant Accounting Policies”, we receive non-refundable grants from the IIA that fund a portion of our research and development expenditures. The Israeli law under which the IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal penalties.

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2018, we had approximately $92.5 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2018, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited (“VSL”), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against Comverse Technology, Inc. (“CTI”) in the Tel Aviv District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purported to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during the period from March 2006 through March 2010, during which we did not make periodic filings with the Securities and Exchange Commission (“SEC”) as a result of certain internal and external investigations and reviews of accounting matters discussed in our prior public filings. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch was seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions did not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv District Court and consolidated with the Deutsch District Action.
On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI’s former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1334/09) (the “Katriel District Action”). In the Katriel Labor Action, Ms. Katriel was seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during an extended filing delay period affecting CTI’s periodic reporting discussed in CTI’s historical SEC filings. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel was seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions did not specify an amount of damages. On March 2, 2010, the Katriel Labor Action was transferred to the Tel Aviv District Court, based on an agreed motion filed by the parties requesting such transfer.
On April 4, 2012, Ms. Deutsch and Ms. Katriel filed an uncontested motion to consolidate and amend their claims and on June 7, 2012, the District Court allowed Ms. Deutsch and Ms. Katriel to file the consolidated class certification motion and an amended consolidated complaint against VSL, CTI, and Comverse Limited. Following CTI’s announcement of its intention to effect the Comverse Share Distribution, on July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150.0 million in assets to secure any future judgment. The District Court ruled at such time that it would not decide this motion until the Deutsch and Katriel class certification motion was heard. Plaintiffs initially filed a motion to appeal this ruling in August 2012, but subsequently withdrew it in July 2014.
Prior to the consummation of the Comverse Share Distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in us and its then-subsidiary, Comverse, Inc.) to Comverse, Inc. or unaffiliated third parties. On October 31, 2012, CTI completed the Comverse Share Distribution, in which it distributed all of the outstanding shares of common stock of Comverse, Inc. to CTI’s shareholders. As a result of the Comverse Share Distribution, Comverse, Inc. became an independent company and ceased to be a wholly owned subsidiary of CTI, and CTI ceased to have any material assets other than its equity interest in us. As of February 28, 2017, Mavenir Inc. became successor-in-interest to Comverse, Inc.

On February 4, 2013, we merged with CTI. As a result of the merger, we have assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the Deutsch District Action and the Katriel District Action. However, under the terms of the Distribution Agreement between CTI and Comverse, Inc. relating to the Comverse Share Distribution, we, as successor to CTI, are entitled to indemnification from Comverse, Inc. (now Mavenir) for any losses we suffer in our capacity as successor-in-interest to CTI in connection with the Deutsch District Action and the Katriel District Action.

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
On December 15, 2016, CTI filed with the Supreme Court a motion for leave to appeal the District Court’s August 28, 2016 ruling. The plaintiffs did not file an appeal of the District Court’s August 28, 2016 ruling. On February 5, 2017, the District Court approved the plaintiffs’ motion to appoint a new representative plaintiff, Mr. David Vaaknin, for the current or former employees of VSL who held unexercised CTI stock options at the time CTI suspended option exercises, in replacement of Ms. Deutsch.
On August 8, 2017, the Supreme Court partially allowed CTI’s appeal and ordered the case to be returned to the District Court to determine whether a cause of action exists in this case under New York law, based on CTI’s previously submitted expert opinion and the opinion of any expert the plaintiffs elect to introduce.

On November 28, 2017, the plaintiffs submitted an expert opinion regarding New York law. On January 3, 2018, CTI filed a motion to dismiss the motion to certify the class action on the basis that the New York law opinion submitted by the plaintiffs does not directly address the causes of action in question, or alternatively, to dismiss the portions of the opinion that do not specifically relate to CTI’s expert opinion. On January 22, 2018, the court ruled that the plaintiffs should submit a motion to amend their class certification motion and that CTI’s motion to dismiss would remain pending. Based on input from the court, the parties have agreed to enter into a further round of mediation in an effort to settle the matter.

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

15. SEGMENT, GEOGRAPHIC, AND SIGNIFICANT CUSTOMER INFORMATION

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise’s CODM, or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM.

In August 2016, we reorganized into two businesses and now report our results in two operating segments, Customer Engagement and Cyber Intelligence. Comparative segment financial information provided for prior periods has been recast to conform to this revised segment structure.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the years ended January 31, 2018, 2017, and 2016 were as follows:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Revenue:
Customer Engagement:
Segment revenue	$755,038	$716,163	$698,298
Revenue adjustments	(14,971)	(10,266)	(3,441)
	740,067	705,897	694,857
Cyber Intelligence:
Segment revenue	395,420	356,533	436,343
Revenue adjustments	(258)	(324)	(934)
	395,162	356,209	435,409
Total revenue	$1,135,229	$1,062,106	$1,130,266

Segment contribution:
Customer Engagement	$286,236	$269,017	$264,378
Cyber Intelligence	94,585	85,777	133,186
Total segment contribution	380,821	354,794	397,564

Reconciliation of segment contribution to operating income:
Revenue adjustments	15,229	10,590	4,375
Shared support expenses	154,673	150,170	153,350
Amortization of acquired intangible assets	72,425	81,461	78,904
Stock-based compensation	69,366	65,608	64,549
Acquisition, integration, restructuring, and other unallocated expenses	20,498	29,599	28,534
Total reconciling items, net	332,191	337,428	329,712
Operating income	$48,630	$17,366	$67,852

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment. In connection with our August 2016 change in segmentation, we reallocated goodwill previously assigned to our former Video Intelligence operating segment to the Customer Engagement and Cyber Intelligence operating segments. There were no other material changes in the allocations of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2018, 2017, and 2016.  Further details regarding the allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, “Intangible Assets and Goodwill”.

Geographic Information

Revenue by major geographic region is based upon the geographic location of the customers who purchase our products and services. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers.

Revenue in the Americas includes the United States, Canada, Mexico, Brazil, and other countries in the Americas. Revenue in Europe, the Middle East and Africa (“EMEA”) includes the United Kingdom, Germany, Israel, and other countries in EMEA. Revenue in the Asia-Pacific (“APAC”) region includes Australia, India, Singapore, and other Asia-Pacific countries.

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2018, 2017, and 2016:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Americas:
United States	$445,406	$438,034	$430,626
Other	150,993	134,111	150,435
Total Americas	596,399	572,145	581,061
EMEA	354,495	322,130	350,217
APAC	184,335	167,831	198,988
Total revenue	$1,135,229	$1,062,106	$1,130,266

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2018 and 2017:

	January 31,
(in thousands)	2018	2017
United States	$45,942	$37,751
Israel	27,089	25,421
Other countries	16,058	14,379
Total property and equipment, net	$89,089	$77,551

Significant Customers

No single customer accounted for more than 10% of our revenue during the years ended January 31, 2018, 2017, and 2016.

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2018 and 2017 appears in the following tables:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2017	2017	2017	2018
Revenue	$260,995	$274,777	$280,726	$318,731
Gross profit	$150,192	$164,103	$169,321	$204,826
(Loss) income before (benefit) provision for income taxes	$(19,932)	$(1,314)	$9,010	$31,136
Net (loss) income	$(19,040)	$(5,766)	$3,066	$18,286
Net (loss) income attributable to Verint Systems Inc.	$(19,786)	$(6,427)	$2,489	$17,097

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.32)	$(0.10)	$0.04	$0.27
Diluted	$(0.32)	$(0.10)	$0.04	$0.26

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2016	2016	2016	2017
Revenue	$245,424	$261,921	$258,902	$295,859
Gross profit	$144,730	$159,460	$155,696	$179,591
(Loss) income before provision for income taxes	$(15,863)	$(10,020)	$(4,075)	$6,484
Net (loss) income	$(16,193)	$(11,078)	$(7,434)	$8,459
Net (loss) income attributable to Verint Systems Inc.	$(17,456)	$(11,705)	$(8,237)	$8,018

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.28)	$(0.19)	$(0.13)	$0.13
Diluted	$(0.28)	$(0.19)	$(0.13)	$0.13

Net (loss) income per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net (loss) income per common share amounts may not equal the amounts reported for the years.

During the three months ended January 31, 2018, we recognized provisional deferred income tax withholding expense of $15.0 million on foreign earnings that may be repatriated to the U.S., in connection with the 2017 Tax Act, which was enacted into law in December 2017. The quarterly operating results for the year ended January 31, 2017 did not include any material unusual or infrequently occurring items.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2018.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2018, of the Company and our report dated March 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2018 (the “2018 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2018.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,809,672	(2)	$10.09	9,528,772	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,809,672		$10.09	9,528,772

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of 1,569 stock options and 2,808,103 restricted stock units.

(3) Consists of shares that may be issued pursuant to future awards under the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan as amended and restated on June 22, 2017 (the “2015 Plan”). The 2015 Plan uses a fungible ratio such that each option or stock-settled stock appreciation right granted under the 2015 Plan will reduce the plan capacity by one share and each other award denominated in shares that is granted under the 2015 Plan will reduce the available capacity by 2.47 shares. Prior to the plan amendment, the fungible ratio was 2.29.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2018 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.3	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010
10.3	Amendment No. 1 to Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form 8-K filed on June 19, 2012

10.4	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.5	Amended and Restated Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Form S-8 (Commission File No. 333-189062) effective on June 3, 2013
10.6	Verint Systems Inc. 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2015
10.7	Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2017
10.8	Verint Systems Inc. Stock Bonus Program**	Filed herewith
10.9	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Form 10-K filed on March 30, 2016
10.10	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Filed herewith
10.11	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2015**	Form 10-K filed on March 27, 2015
10.12	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Form 10-K filed on March 30, 2016
10.13	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2017**	Form 10-K filed on March 28, 2017
10.14	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Filed herewith
10.15	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.16
Amendment No. 1, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.17	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.18	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.19	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.20	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.21	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan**	Form 10-K filed on March 27, 2015
10.22	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan For the Fiscal Year Ending January 31, 2019 and Subsequent**	Filed herewith
10.23	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
12.1	Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preference Security Dividends	Filed herewith
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

March 28, 2018	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 28, 2018	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 28, 2018
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 28, 2018
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Egan	Director	March 28, 2018
John R. Egan

/s/ Penelope Herscher	Director	March 28, 2018
Penelope Herscher

/s/ William H. Kurtz	Director	March 28, 2018
William H. Kurtz

/s/ Richard Nottenburg	Director	March 28, 2018
Richard Nottenburg

/s/ Howard Safir	Director	March 28, 2018
Howard Safir

/s/ Earl Shanks	Director	March 28, 2018
Earl Shanks