Form 10-Q
period 2018-07-31
VERINT SYSTEMS INC
filed 2018-09-05
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2018
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

There were 64,905,449 shares of the registrant’s common stock outstanding on August 15, 2018.

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

ii

•
risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for applicable projects, and reputational risks associated with our security solutions;

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

•	risks associated with changing accounting principles or standards, tax laws and regulations, tax rates, and the continuing availability of expected tax benefits.
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

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2018	2018
Assets
Current Assets:
Cash and cash equivalents	$375,077	$337,942
Restricted cash and cash equivalents, and restricted bank time deposits	35,733	33,303
Short-term investments	8,434	6,566
Accounts receivable, net of allowance for doubtful accounts of $2.7 million and $2.2 million, respectively	301,010	296,324
Contract assets	81,310	—
Inventories	19,727	19,871
Deferred cost of revenue	9,909	6,096
Prepaid expenses and other current assets	82,105	82,090
Total current assets	913,305	782,192
Property and equipment, net	92,897	89,089
Goodwill	1,375,748	1,388,299
Intangible assets, net	208,146	226,093
Capitalized software development costs, net	10,391	9,228
Long-term deferred cost of revenue	4,165	2,804
Other assets	99,680	82,915
Total assets	$2,704,332	$2,580,620

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$76,526	$84,639
Accrued expenses and other current liabilities	180,642	224,765
Contract liabilities	325,103	196,107
Total current liabilities	582,271	505,511
Long-term debt	772,942	768,484
Long-term contract liabilities	32,843	24,519
Other liabilities	126,433	149,770
Total liabilities	1,514,489	1,448,284
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at July 31, 2018 and January 31, 2018, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 66,570,000 and 65,497,000 shares; outstanding 64,905,000 and 63,836,000 shares at July 31, 2018 and January 31, 2018, respectively.	67	65
Additional paid-in capital	1,558,614	1,519,724
Treasury stock, at cost - 1,665,000 and 1,661,000 shares at July 31, 2018 and January 31, 2018, respectively.	(57,598)	(57,425)
Accumulated deficit	(180,500)	(238,312)
Accumulated other comprehensive loss	(143,548)	(103,460)
Total Verint Systems Inc. stockholders' equity	1,177,035	1,120,592
Noncontrolling interests	12,808	11,744
Total stockholders' equity	1,189,843	1,132,336
Total liabilities and stockholders' equity	$2,704,332	$2,580,620

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue:
Product	$110,042	$94,412	$215,906	$184,229
Service and support	196,285	180,365	379,628	351,543
Total revenue	306,327	274,777	595,534	535,772
Cost of revenue:
Product	32,984	31,944	67,793	65,868
Service and support	74,803	69,200	146,660	136,545
Amortization of acquired technology	5,520	9,530	12,946	19,064
Total cost of revenue	113,307	110,674	227,399	221,477
Gross profit	193,020	164,103	368,135	314,295
Operating expenses:
Research and development, net	52,254	48,521	104,406	94,754
Selling, general and administrative	104,083	103,494	211,580	205,301
Amortization of other acquired intangible assets	7,452	8,142	15,136	19,679
Total operating expenses	163,789	160,157	331,122	319,734
Operating income (loss)	29,231	3,946	37,013	(5,439)
Other income (expense), net:
Interest income	1,134	809	1,927	1,139
Interest expense	(9,922)	(9,118)	(18,984)	(18,106)
Loss on early retirement of debt	—	(1,934)	—	(1,934)
Other (expense) income, net	(1,241)	4,983	(1,705)	3,094
Total other expense, net	(10,029)	(5,260)	(18,762)	(15,807)
Income (loss) before (benefit) provision for income taxes	19,202	(1,314)	18,251	(21,246)
(Benefit) provision for income taxes	(3,722)	4,452	(3,448)	3,560
Net income (loss)	22,924	(5,766)	21,699	(24,806)
Net income attributable to noncontrolling interests	944	661	1,934	1,407
Net income (loss) attributable to Verint Systems Inc.	$21,980	$(6,427)	$19,765	$(26,213)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.34	$(0.10)	$0.31	$(0.42)
Diluted	$0.33	$(0.10)	$0.30	$(0.42)

Weighted-average common shares outstanding:
Basic	64,694	63,185	64,314	62,838
Diluted	65,840	63,185	65,509	62,838

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$22,924	$(5,766)	$21,699	$(24,806)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(20,101)	11,431	(33,729)	21,104
Net (decrease) increase from foreign exchange contracts designated as hedges	(1,354)	(149)	(7,937)	3,101
Net increase (decrease) from interest rate swap designated as a hedge	392	(988)	612	(1,021)
Benefit (provision) for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	718	55	796	(271)
Other comprehensive (loss) income	(20,345)	10,349	(40,258)	22,913
Comprehensive income (loss)	2,579	4,583	(18,559)	(1,893)
Comprehensive income attributable to noncontrolling interests	726	723	1,764	1,695
Comprehensive income (loss) attributable to Verint Systems Inc.	$1,853	$3,860	$(20,323)	$(3,588)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances at January 31, 2017	62,419	$64	$1,449,335	$(57,147)	$(230,816)	$(154,856)	$1,006,580	$8,460	$1,015,040
Net (loss) income	—	—	—	—	(26,213)	—	(26,213)	1,407	(24,806)
Other comprehensive income	—	—	—	—	—	22,625	22,625	288	22,913
Stock-based compensation - equity-classified awards	—	—	28,980	—	—	—	28,980	—	28,980
Common stock issued for stock awards and stock bonuses	1,323	1	12,975	—	—	—	12,976	—	12,976
Treasury stock acquired	(7)	—	—	(278)	—	—	(278)	—	(278)
Initial noncontrolling interest related to business combination	—	—	—	—	—	—	—	2,300	2,300
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	555	555
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(716)	(716)
Cumulative effect of adoption of ASU No. 2016-16	—	—	—	—	(869)	—	(869)	—	(869)
Balances at July 31, 2017	63,735	$65	$1,491,290	$(57,425)	$(257,898)	$(132,231)	$1,043,801	$12,294	$1,056,095

Balances at January 31, 2018	63,836	$65	$1,519,724	$(57,425)	$(238,312)	$(103,460)	$1,120,592	$11,744	$1,132,336
Net income	—	—	—	—	19,765	—	19,765	1,934	21,699
Other comprehensive loss	—	—	—	—	—	(40,088)	(40,088)	(170)	(40,258)
Stock-based compensation - equity-classified awards	—	—	30,011	—	—	—	30,011	—	30,011
Common stock issued for stock awards and stock bonuses	1,073	2	8,879	—	—	—	8,881	—	8,881
Treasury stock acquired	(4)	—	—	(173)	—	—	(173)	—	(173)
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	60	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(760)	(760)
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	38,047	—	38,047	—	38,047
Balances at July 31, 2018	64,905	$67	$1,558,614	$(57,598)	$(180,500)	$(143,548)	$1,177,035	$12,808	$1,189,843

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$21,699	$(24,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,935	55,416
Stock-based compensation, excluding cash-settled awards	33,871	34,355
Amortization of discount on convertible notes	5,848	5,548
Non-cash (gains) losses on derivative financial instruments, net	(2,709)	542
Loss on early retirement of debt	—	1,934
Other non-cash items, net	(2,606)	4,809
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	45,515	16,638
Contract assets	(12,217)	—
Inventories	175	(958)
Deferred cost of revenue	1,604	1,170
Prepaid expenses and other assets	(4,588)	(2,542)
Accounts payable and accrued expenses	(14,736)	(1,533)
Contract liabilities	(5,695)	3,343
Other, net	(6,943)	4,594
Net cash provided by operating activities	104,153	98,510

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(27,442)	(16,867)
Purchases of property and equipment	(17,897)	(16,168)
Purchases of investments	(9,261)	(6,759)
Maturities and sales of investments	7,152	1,692
Cash paid for capitalized software development costs	(2,902)	(302)
Change in restricted bank time deposits, and other investing activities, net	(22,079)	283
Net cash used in investing activities	(72,429)	(38,121)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	424,469
Repayments of borrowings and other financing obligations	(2,728)	(409,429)
Payments of debt-related costs	(206)	(6,482)
Purchases of treasury stock	(173)	—
Dividends paid to noncontrolling interest	(760)	(716)
Payments of contingent consideration for business combinations (financing portion)	(9,351)	(7,108)
Other financing activities, net	(433)	(345)
Net cash used in financing activities	(13,651)	389
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,578)	730
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	14,495	61,508
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	398,210	369,329
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$412,705	$430,837

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$375,077	$365,138
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	35,476	35,098
Restricted cash and cash equivalents included in other assets	2,152	30,601
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$412,705	$430,837

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both structured and unstructured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,700 professionals and backed by more than 850 patents and patent applications worldwide.

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended July 31, 2018 and 2017, and the condensed consolidated balance sheet as of July 31, 2018, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2018 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2018. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2018 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended July 31, 2018, other than the impacts of adopting the accounting pronouncements described below, as compared to the significant accounting policies described in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2018.

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

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of July 31, 2018, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment.

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

We concluded that all equity investments within the scope of ASU No. 2016-01, previously accounted for under the cost method, do not have readily determinable fair values. Accordingly, the value of these investments beginning February 1, 2018 has been measured using the measurement alternative, as noted above. As of July 31, 2018, the carrying amount of our equity investments without readily determinable fair values was $6.0 million. During the six months ended July 31, 2018, we did not recognize any impairments or other adjustments.

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

As a result of the adoption of ASU No. 2016-18, we adjusted the previously reported condensed consolidated statement of cash flows for the six months ended July 31, 2017 as follows:

	Six Months Ended July 31, 2017
(in thousands)	As previously reported	Adjustments	As Adjusted
Net cash provided by operating activities	$98,510	$—	$98,510
Net cash used in investing activities	(41,853)	3,732	(38,121)
Net cash provided by financing activities	389	—	389
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	729	1	730
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	57,775	3,733	61,508
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	307,363	61,966	369,329
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$365,138	$65,699	$430,837

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

New Accounting Pronouncements Not Yet Effective

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new guidance can be adopted using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements. We expect to adopt the ASU on February 1, 2019 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, including the selection of a transition method, but anticipate that the new guidance will significantly impact our condensed consolidated financial statements given our considerable lease obligations. We are implementing a new lease accounting system and updating our processes in preparation for the adoption of the new standard. Please refer to Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 31, 2018 for additional information about our leases, including the future minimum lease payments for our operating leases at January 31, 2018.

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

2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we must apply judgment to determine whether promised goods or services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. Generally, our contracts do not include non-distinct performance obligations, but certain Cyber Intelligence customers require design, development, or significant customization of our products to meet their specific requirements, in which case the products and services are combined into one distinct performance obligation.

3) Determine the transaction price
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. We assess the timing of transfer of goods and services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less, which is the case in the majority of our customer contracts. The primary purpose of our invoicing terms is not to receive or provide financing from or to customers. Our Cyber Intelligence contracts may require an advance payment to encourage customer commitment to the project and protect us from early termination of the contract. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price, if we assessed that a significant future reversal of cumulative revenue under the contract will not occur. Typically, our contracts do not provide our customers with any right of return or refund, and we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customers. Revenue is measured based on consideration specified in a contract with a customer, and excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer.

Shipping and handling activities that are billed to the customer and occur after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenue. Historically, these expenses have not been material.

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

Customer support revenue is derived from providing telephone technical support services, bug fixes and unspecified software updates and upgrades to customers on a when-and-if-available basis. Each of these performance obligations provide benefit to the customer on a standalone basis and are distinct in the context of the contract. Each of these distinct performance obligations represent a stand ready obligation to provide service to a customer, which is concurrently delivered and has the same pattern of transfer to the customer, which is why we account for these support services as a single performance obligation. We recognize support services ratably over the contractual term, which typically is one year, and develop SSP for support services based on standalone renewal contracts.

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

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$55,528	$54,514	$110,042	$103,892	$112,014	$215,906
Service and support	145,279	51,006	196,285	283,371	96,257	379,628
Total revenue	$200,807	$105,520	$306,327	$387,263	$208,271	$595,534

Revenue by recurrence:
Recurring revenue	$112,950	$42,739	$155,689	$218,616	$78,889	$297,505
Nonrecurring revenue	87,857	62,781	150,638	168,647	129,382	298,029
Total revenue	$200,807	$105,520	$306,327	$387,263	$208,271	$595,534

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	July 31, 2018
Accounts receivable, net	$301,010
Contract assets	81,310
Long-term contract assets (included in other assets)	692
Contract liabilities	325,103
Long-term contract liabilities	32,843

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to our significantly customized solutions as the right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and had no asset impairment related to contract assets in the period. There are two customers in our Cyber Intelligence segment that accounted for a combined $60.0 million and $62.3 million of our contract assets (unbilled amounts previously included in accounts receivable) at July 31, 2018 and January 31, 2018, respectively. These customers are governmental agencies outside of the U.S. which we believe present insignificant credit risk. Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract.

Revenue recognized during the three and six months ended July 31, 2018 from amounts included in contract liabilities at February 1, 2018 was $90.5 million and $207.8 million, respectively. During the three and six months ended July 31, 2018, we transferred $17.2 million and $22.5 million to accounts receivable from contract assets recognized at February 1, 2018, as a result of the right to the transaction consideration becoming unconditional. We recognized $14.7 million and $41.8 million of contract assets during the three and six months ended July 31, 2018, respectively. Contract assets recognized during the period, primarily related to our rights to consideration for work completed but not billed on long-term Cyber Intelligence contracts.

Remaining Performance Obligations

The majority of our arrangements are for periods of up to three years, with a significant portion being one year or less. We had $906.2 million of remaining performance obligations as of July 31, 2018. We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. We currently expect to recognize approximately 73% of our remaining revenue backlog over the next twelve months and the remainder thereafter. The timing and amount of revenue recognition for our remaining performance obligations is influenced by several factors, including seasonality, the timing of PCS renewals, and the revenue recognition for certain projects, particularly in our Cyber Intelligence segment, that can extend over longer periods of time, delivery under which, for various reasons, may be delayed, modified, or canceled.

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

Total capitalized costs to obtain contracts were $26.2 million as of July 31, 2018, of which $5.5 million is included in prepaid expenses and other current assets and $20.7 million is included in other assets on our condensed consolidated balance sheet. During the three and six months ended July 31, 2018, we expensed $11.4 million and $21.6 million, respectively, of sales and agent commissions, which are included in selling, general and administrative expenses and there was no impairment loss recognized for these capitalized costs.

We capitalize costs incurred to fulfill our contracts when the costs relate directly to the contract and are expected to generate resources that will be used to satisfy the performance obligation under the contract and are expected to be recovered through revenue generated under the contract. Costs to fulfill contracts are expensed to cost of revenue as we satisfy the related performance obligations. Total capitalized costs to fulfill contracts were $14.1 million as of July 31, 2018, of which $9.9 million is included in deferred cost of revenue and $4.2 million is included in long-term deferred cost of revenue on our condensed consolidated balance sheet. The amounts capitalized primarily relate to direct costs that enhance resources under our SaaS arrangements. During the three and six months ended July 31, 2018, we amortized $5.4 million and $7.8 million, respectively, of fulfillment costs.

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

Impact of ASU No. 2014-09 on Financial Statement Line Items

The impact of adoption of ASU No. 2014-09 on our condensed consolidated balance sheet as of July 31, 2018 and on our condensed consolidated statement of operations for the three and six months ended July 31, 2018 was as follows:

	As of July 31, 2018
(in thousands)	As Reported	Balances without Adoption of ASU No. 2014-09	Effect of Change Higher (Lower)
Condensed Consolidated Balance Sheet
Assets:
Accounts receivable, net	$301,010	$267,306	$33,704
Contract assets	81,310	—	81,310
Deferred cost of revenue	9,909	10,554	(645)
Prepaid expenses and other current assets	82,105	84,678	(2,573)
Long-term deferred cost of revenue	4,165	1,605	2,560
Other assets	99,680	80,808	18,872

Liabilities:
Accrued expenses and other current liabilities	180,642	223,284	(42,642)
Contract liabilities	325,103	217,331	107,772
Long-term contract liabilities	32,843	35,724	(2,881)
Other liabilities	126,433	125,498	935

Stockholders' Equity:
Total stockholders' equity	1,189,843	1,119,799	70,044

While the tables below indicate that calculated revenue for the three and six months ended July 31, 2018 without the adoption of ASU No. 2014-09 would have been lower than the revenue we are reporting under the new accounting guidance, this lower calculated revenue results not only from the impact of the new accounting guidance, but also from changes we made to our business practices in anticipation, and as a result, of the new accounting guidance. These business practice changes adversely impact the calculation of revenue under the prior accounting guidance and include, among other things, the way we manage our professional services projects, offer and deploy our solutions, structure certain customer contracts, and make pricing decisions. While the many variables, required assumptions, and other complexities associated with these business practice changes make it impractical to precisely quantify the impact of these changes, we believe that calculated revenue under the prior accounting guidance, but absent these business practice changes, would have been closer to the revenue we are reporting under the new accounting guidance.

	Three Months Ended July 31, 2018
(in thousands)	As Reported	Balances without Adoption of ASU No. 2014-09	Effect of Change Higher (Lower)
Condensed Consolidated Statement of Operations
Revenue:
Product	$110,042	$99,525	$10,517
Service and support	196,285	193,351	2,934

Cost of revenue:
Product	32,984	31,580	1,404
Service and support	74,803	74,906	(103)

Expenses and Other:
Selling, general and administrative	104,083	107,063	(2,980)
Benefit from income taxes	(3,722)	(5,222)	1,500
Net income	22,924	9,294	13,630

	Six Months Ended July 31, 2018
(in thousands)	As Reported	Balances without Adoption of ASU No. 2014-09	Effect of Change Higher (Lower)
Condensed Consolidated Statement of Operations
Revenue:
Product	$215,906	$190,892	$25,014
Service and support	379,628	369,852	9,776

Cost of revenue:
Product	67,793	63,928	3,865
Service and support	146,660	146,472	188

Expenses and Other:
Selling, general and administrative	211,580	217,018	(5,438)
Benefit from income taxes	(3,448)	(7,048)	3,600
Net income (loss)	21,699	(10,876)	32,575

The adoption of ASU No. 2014-09 had no impact to cash provided by or used in operating, investing, or financing activities on our condensed consolidated statement of cash flows.

3.	NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income (loss)	$22,924	$(5,766)	$21,699	$(24,806)
Net income attributable to noncontrolling interests	944	661	1,934	1,407
Net income (loss) attributable to Verint Systems Inc.	$21,980	$(6,427)	$19,765	$(26,213)
Weighted-average shares outstanding:
Basic	64,694	63,185	64,314	62,838
Dilutive effect of employee equity award plans	1,146	—	1,195	—
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	65,840	63,185	65,509	62,838
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.34	$(0.10)	$0.31	$(0.42)
Diluted	$0.33	$(0.10)	$0.30	$(0.42)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Common shares excluded from calculation:
Stock options and restricted stock-based awards	401	1,282	325	1,243
1.50% convertible senior notes	6,205	6,205	6,205	6,205
Warrants	6,205	6,205	6,205	6,205

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

4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2018 and January 31, 2018:

	July 31, 2018
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$346,512	$—	$—	$346,512
Money market funds	28,565	—	—	28,565
Total cash and cash equivalents	$375,077	$—	$—	$375,077

Short-term investments:
Bank time deposits	$8,434	$—	$—	$8,434
Total short-term investments	$8,434	$—	$—	$8,434

	January 31, 2018
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$337,756	$—	$—	$337,756
Money market funds	186	—	—	186
Total cash and cash equivalents	$337,942	$—	$—	$337,942

Short-term investments:
Corporate debt securities (available-for-sale)	$2,002	$—	$—	$2,002
Bank time deposits	4,564	—	—	4,564
Total short-term investments	$6,566	$—	$—	$6,566

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2018 and 2017, proceeds from maturities and sales of short-term investments were $7.2 million and $1.7 million, respectively.

5.	BUSINESS COMBINATIONS

Six Months Ended July 31, 2018

During the six months ended July 31, 2018, we completed one transaction which qualified as a business combination in our Customer Engagement segment, which was not material to our condensed consolidated financial statements.

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

The combined consideration for these business combinations was approximately $134.8 million, including $106.0 million of combined cash paid at the closings. For five of these business combinations, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $47.3 million, contingent upon the achievement of certain performance targets over periods extending through January 2022. The fair value of these contingent consideration obligations was estimated to be $25.9 million at the applicable acquisition dates. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $81.4 million of goodwill associated with these business combinations, $77.6 million and $3.8 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively. For income tax purposes, $14.5 million of this goodwill is deductible and $66.9 million is not deductible.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.7 million and $1.0 million for the three months ended July 31, 2018 and 2017, respectively, and $1.7 million and $1.1 million for the six months ended July 31, 2018 and 2017, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for those business combinations completed subsequent to July 31, 2017 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2018, including adjustments identified subsequent to the respective valuation dates, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$106,049
Fair value of contingent consideration	25,874
Other purchase price adjustments	2,897
Total purchase prices	$134,820

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$4,184
Other current assets, including cash acquired	15,108
Other assets	2,765
Current and other liabilities	(12,512)
Deferred revenue - current and long-term	(4,424)
Deferred income taxes	(8,540)
Net tangible liabilities	(3,419)
Identifiable intangible assets:
Customer relationships	24,812
Developed technology	29,614
Trademarks and trade names	2,456
Total identifiable intangible assets	56,882
Goodwill	81,357
Total purchase price allocations	$134,820

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

For the three months ended July 31, 2018 and 2017, we recorded benefits of $3.9 million and $0.6 million, respectively, and for the six months ended July 31, 2018 and 2017, we recorded benefits of $4.7 million and charges of $2.9 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $56.4 million at July 31, 2018, of which $23.4 million was recorded within accrued expenses and other current liabilities, and $33.0 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $9.0 million and $6.9 million for the three months ended July 31, 2018 and 2017, respectively, and $12.0 million and $9.3 million for the six months ended July 31, 2018 and 2017, respectively.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2018 and January 31, 2018:

	July 31, 2018
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$435,033	$(288,141)	$146,892
Acquired technology	272,910	(218,506)	54,404
Trade names	26,717	(19,963)	6,754
Non-competition agreements	3,047	(2,951)	96
Distribution network	4,440	(4,440)	—
Total intangible assets	$742,147	$(534,001)	$208,146

	January 31, 2018
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$438,664	$(281,592)	$157,072
Acquired technology	273,156	(212,571)	60,585
Trade names	26,820	(18,570)	8,250
Non-competition agreements	3,047	(2,861)	186
Distribution network	4,440	(4,440)	—
Total intangible assets	$746,127	$(520,034)	$226,093

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2018 and January 31, 2018:

	July 31,	January 31,
(in thousands)	2018	2018
Customer Engagement	$201,025	$213,963
Cyber Intelligence	7,121	12,130
Total	$208,146	$226,093

Total amortization expense recorded for acquisition-related intangible assets was $13.0 million and $17.7 million for the three months ended July 31, 2018 and 2017, respectively, and $28.1 million and $38.7 million for the six months ended July 31, 2018 and 2017, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2019 (remainder of year)	$27,158
2020	44,938
2021	36,992
2022	33,056
2023	26,041
2024 and thereafter	39,961
Total	$208,146

Goodwill activity for the six months ended July 31, 2018, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2018:
Goodwill, gross, at January 31, 2018	$1,455,164	$1,307,136	$148,028
Accumulated impairment losses through January 31, 2018	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2018	1,388,299	1,251,093	137,206
Business combinations, including adjustments to prior period acquisitions	15,930	15,930	—
Foreign currency translation and other	(28,481)	(27,615)	(866)
Goodwill, net, at July 31, 2018	$1,375,748	$1,239,408	$136,340

Balance at July 31, 2018:
Goodwill, gross, at July 31, 2018	$1,442,613	$1,295,451	$147,162
Accumulated impairment losses through July 31, 2018	(66,865)	(56,043)	(10,822)
Goodwill, net, at July 31, 2018	$1,375,748	$1,239,408	$136,340
No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2018.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2018 and January 31, 2018:

	July 31,	January 31,
(in thousands)	2018	2018

1.50% Convertible Senior Notes	$400,000	$400,000
2017 Term Loan	420,750	422,875
Other debt	170	250
Less: Unamortized debt discounts and issuance costs	(43,558)	(50,141)
Total debt	777,362	772,984
Less: current maturities	4,420	4,500
Long-term debt	$772,942	$768,484

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

As of July 31, 2018, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at July 31, 2018.

As of July 31, 2018, the carrying value of the debt component was $360.4 million, which is net of unamortized debt discount and issuance costs of $36.2 million and $3.4 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at July 31, 2018.

Based on the closing market price of our common stock on July 31, 2018, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2018, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2018, no Warrants had been exercised and all Warrants remained outstanding.

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
As of July 31, 2018, the interest rate on the 2017 Term Loan was 4.09%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.27% at July 31, 2018. As of January 31, 2018 the interest rate on 2017 Term Loan was 3.58%.
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

Future Principal Payments on Term Loan
As of July 31, 2018, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2019 (remainder of year)	$2,125
2020	4,250
2021	4,250
2022	4,250
2023	4,250
2024 and thereafter	401,625
Total	$420,750
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$3,000	$3,000
Amortization of debt discount	2,943	2,792	5,847	5,548
Amortization of deferred debt issuance costs	278	263	552	523
Total Interest Expense - 1.50% Convertible Senior Notes	$4,721	$4,555	$9,399	$9,071

Borrowings under Credit Agreements:
Interest expense at contractual rates	$4,733	$3,916	$8,599	$7,635
Impact of interest rate swap agreement	—	76	—	254
Amortization of debt discounts	17	16	33	31
Amortization of deferred debt issuance costs	392	514	770	1,055
Total Interest Expense - Borrowings under Credit Agreements	$5,142	$4,522	$9,402	$8,975

8.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2018 and January 31, 2018:

	July 31,	January 31,
(in thousands)	2018	2018
Raw materials	$7,740	$9,870
Work-in-process	7,310	6,269
Finished goods	4,677	3,732
Total inventories	$19,727	$19,871

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Foreign currency (losses) gains, net	$(2,079)	$4,283	$(3,914)	$3,859
Gains (losses) on derivative financial instruments, net	1,221	(171)	2,709	(541)
Other, net	(383)	871	(500)	(224)
Total expense, net	$(1,241)	$4,983	$(1,705)	$3,094

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2018 and 2017:

	Six Months Ended July 31,
(in thousands)	2018	2017
Cash paid for interest	$10,233	$12,184
Cash payments of income taxes, net	$16,846	$14,848
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,261	$3,570
Inventory transfers to property and equipment	$944	$1,020
Liabilities for contingent consideration in business combinations, including measurement period adjustments	$10,569	$3,700

9.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2018 and 2017. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

During the six months ended July 31, 2018, we acquired approximately 4,000 shares of treasury stock for a cost of $0.2 million. During the six months ended July 31, 2017, we received approximately 7,000 shares of stock in a nonmonetary transaction valued at $0.3 million.

At July 31, 2018, we held approximately 1,665,000 shares of treasury stock with a cost of $57.6 million. At January 31, 2018, we held approximately 1,661,000 shares of treasury stock with a cost of $57.4 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2018:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2018	$3,312	$—	$(106,772)	$(103,460)
Other comprehensive (loss) income before reclassifications	(8,022)	612	(33,560)	(40,970)
Losses reclassified out of accumulated other comprehensive (loss) income	(882)	—	—	(882)
Net other comprehensive (loss) income, current period	(7,140)	612	(33,560)	(40,088)
Accumulated other comprehensive (loss) income at July 31, 2018	$(3,828)	$612	$(140,332)	$(143,548)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and six months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017	Location
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$(125)	$180	$(88)	$266	Cost of product revenue
	(134)	158	(94)	233	Cost of service and support revenue
	(712)	1,033	(492)	1,515	Research and development, net
	(442)	582	(306)	860	Selling, general and administrative
	(1,413)	1,953	(980)	2,874	Total, before income taxes
	141	(195)	98	(287)	Benefit (provision) for income taxes
	$(1,272)	$1,758	$(882)	$2,587	Total, net of income taxes

Interest rate swap agreement	$—	$(76)	$—	$(254)	Interest expense
	—	934	—	934	Other income (expense), net
	—	858	—	680	Total, before income taxes
	—	(389)	—	(389)	Provision for income taxes
	$—	$469	$—	$291	Total, net of income taxes

10. INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

On December 22, 2017, the Tax Cuts and Jobs Acts (“2017 Tax Act”) was enacted in the United States. The 2017 Tax Act significantly revises the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations. The key provisions impacting our January 31, 2019 year include a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, new limitations on the tax deductions for interest expense and executive compensation, elimination of the alternative minimum tax (AMT) and the ability to refund unused AMT credits over a four year period, and new rules related to uses and limitations of net operating loss carryforwards. New international provisions add a new category of deemed income from our foreign operations, eliminate U.S. tax on foreign dividends (subject to certain restrictions), and add a minimum tax on certain payments made to foreign related parties. Our estimated annual effective tax rate for the three and six months ended July 31, 2018 includes provisional amounts for certain 2017 Tax Act provisions related to our foreign operations. We expect to utilize a portion of our net operating loss carryforward and release the valuation allowance on the deferred tax asset for that net operating loss carryforward for a net impact of $0.

Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. It is unclear how certain provisions of the 2017 Tax Act will be applied absent further legislative, regulatory, or accounting clarification and guidance. Also, on December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provides guidance on accounting for the tax effects of the 2017 Tax Act and allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. We considered amounts related to the 2017 Tax Act to be reasonably estimated as of January 31, 2018 and, as of July 31, 2018, we did not have any significant adjustments to provisional amounts recorded as of January 31, 2018. We expect to refine and complete the accounting for the 2017 Tax Act during the year ending January 31, 2019 as we obtain, prepare, and analyze additional information and as additional legislative, regulatory, and accounting guidance and interpretations become available.

For the three months ended July 31, 2018, we recorded an income tax benefit of $3.7 million on pre-tax income of $19.2 million, which represented a negative effective income tax rate of 19.4%. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with an acquisition in our Customer Engagement segment during the second quarter, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit of $7.7 million and not as a component of the acquisition accounting. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly less than the pre-tax income in jurisdictions where we record tax provisions.

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

For the six months ended July 31, 2018, we recorded an income tax benefit of $3.4 million on pre-tax income of $18.3 million, which represented a negative effective income tax rate of 18.9%. In connection with an acquisition in our Customer Engagement segment, discussed in more detail above, we reduced the valuation allowance on our U.S. federal and certain state deferred income tax assets resulting in a discrete income tax benefit of $7.7 million. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly less than the pre-tax income in jurisdictions where we record tax provisions.

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

We had unrecognized income tax benefits of $113.4 million and $115.7 million (excluding interest and penalties) as of July 31, 2018 and January 31, 2018, respectively. The accrued liability for interest and penalties was $5.6 million at July 31, 2018 and January 31, 2018, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2018 and January 31, 2018, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $106.7 million and $105.4 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2018 could decrease by approximately $4.3 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

11.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2018 and January 31, 2018:

	July 31, 2018
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$28,565	$—	$—
Foreign currency forward contracts	—	887	—
Interest rate swap agreements	—	3,853	—
Total assets	$28,565	$4,740	$—
Liabilities:
Foreign currency forward contracts	$—	$4,255	$—
Contingent consideration - business combinations	—	—	56,365
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,900
Total liabilities	$—	$4,255	$59,265

	January 31, 2018
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$186	$—	$—
Short-term investments, classified as available-for-sale	—	2,002	—
Foreign currency forward contracts	—	3,682	—
Interest rate swap agreement	—	2,580	—
Total assets	$186	$8,264	$—
Liabilities:
Foreign currency forward contracts	$—	$1,308	$—
Contingent consideration - business combinations	—	—	62,829
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,950
Total liabilities	$—	$1,308	$65,779

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2018 and 2017:

	Six Months Ended July 31,
(in thousands)	2018	2017
Fair value measurement at beginning of period	$62,829	$52,733
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	10,569	3,700
Changes in fair values, recorded in operating expenses	(4,706)	2,929
Payments of contingent consideration	(12,044)	(9,310)
Foreign currency translation and other	(283)	—
Fair value measurement at end of period	$56,365	$50,052

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the six months ended July 31, 2018 and 2017:

	Six Months Ended July 31,
(in thousands)	2018	2017
Fair value measurement at beginning of period	$2,950	$3,550
Change in fair value, recorded in operating expenses	(50)	350
Fair value measurement at end of period	$2,900	$3,900

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2018 and 2017.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.6% to 5.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2018. We utilized discount rates ranging from 3.0% to 5.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2018.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 13.0% and 13.5% in our calculation of the estimated fair value of the option as of July 31, 2018 and January 31, 2018, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $422 million and $425 million at July 31, 2018 and January 31, 2018. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of July 31, 2018 and January 31, 2018 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at July 31, 2018 and January 31, 2018.

The estimated fair values of our Notes were approximately $396 million and $389 million at July 31, 2018 and January 31, 2018, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

We held outstanding foreign currency forward contracts with notional amounts of $139.9 million and $153.5 million as of July 31, 2018 and January 31, 2018, respectively.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2018 and January 31, 2018 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2018	2018
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$—	$3,682
Not designated as hedging instruments	Prepaid expenses and other current assets	887	—
Interest rate swap agreements:
Designated as cash flow hedge	Other assets	612	—
Not designated as hedging instrument	Prepaid expenses and other current assets	2,214	1,250
	Other assets	1,027	1,330
Total derivative assets		$4,740	$6,262

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$4,255	$—
Not designated as hedging instruments	Accrued expenses and other current liabilities	—	1,061
	Other liabilities	—	247
Total derivative liabilities		$4,255	$1,308

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(2,767)	$1,416	$(8,916)	$5,586
Interest rate swap agreement	392	(130)	612	(341)
	$(2,375)	$1,286	$(8,304)	$5,245

Net (losses) gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(1,413)	$1,953	$(980)	$2,874
Interest rate swap agreement	—	(76)	—	(254)
	$(1,413)	$1,877	$(980)	$2,620

For information regarding the line item locations of the net gains reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 9, “Stockholders’ Equity”.

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the six months ended July 31, 2017. Effective with our February 1, 2018 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized. All of the foreign currency forward contracts underlying the $3.8 million of net unrealized losses recorded in our accumulated other comprehensive loss at July 31, 2018 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2018 and 2017 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2018	2017	2018	2017
Foreign currency forward contracts	Other (expense) income, net	$1,137	$(912)	$1,898	$(1,282)
Interest rate swap agreements	Other (expense) income, net	84	740	811	740
		$1,221	$(172)	$2,709	$(542)

13.	STOCK-BASED COMPENSATION

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

The 2017 Amended Plan expires on June 22, 2027.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue - product	$388	$365	$505	$706
Cost of revenue - service and support	1,557	1,713	2,286	2,965
Research and development, net	3,039	3,110	4,548	6,141
Selling, general and administrative	12,471	11,616	26,575	24,675
Total stock-based compensation expense	$17,455	$16,804	$33,914	$34,487

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2018, and 2017:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Restricted stock units and restricted stock awards	$15,098	$15,307	$29,992	$28,749
Stock bonus program and bonus share program	2,330	1,428	3,879	5,606
Total equity-settled awards	17,428	16,735	33,871	34,355
Phantom stock units (cash-settled awards)	27	69	43	132
Total stock-based compensation expense	$17,455	$16,804	$33,914	$34,487

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the six months ended July 31, 2018:

(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value
Outstanding, January 31, 2018	2,808	$41.18
Granted	1,527	$42.32
Released	(1,074)	$43.90
Forfeited	(184)	$41.13
Outstanding, July 31, 2018	3,077	$40.84

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2018, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the six months ended July 31, 2018 and 2017 (these amounts are already included in the Award Activity Table above for 2018):

	Six Months Ended July 31,
(in thousands)	2018	2017
Beginning balance	506	438
Granted	174	204
Released	(72)	(50)
Forfeited	(83)	(86)
Ending balance	525	506

Excluding PSUs, we granted 1,353,000 RSUs during the six months ended July 31, 2018.

As of July 31, 2018, there was approximately $84.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2018 and 2017 in isolation. There was no activity under the stock bonus program during the three and six months ended July 31, 2018. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Six Months Ended July 31,
(in thousands)	2018	2017
Shares in lieu of cash bonus - granted and released	—	21
Shares in respect of discount:
Granted	—	—
Released	—	—

Awards under the stock bonus program for the performance period ended January 31, 2018 will consist of shares earned in respect of executive officer incentive plans and will be awarded without a discount, and are expected to be issued during the three months ending October 31, 2018.

In March 2018, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2019.

Bonus Share Program

Under our bonus share program, we may provide discretionary bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock.

For bonuses in respect of the year ended January 31, 2018, the board of directors approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ended January 31, 2018. Some of the shares awarded in respect of the bonus share program for the year ended January 31, 2018 were issued during the three months ended July 31, 2018. The remaining shares awarded are expected to be issued during the three months ending October 31, 2018.

For bonuses in respect of the year ending January 31, 2019, the board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ending January 31, 2019.

The combined accrued liabilities for the stock bonus program and the bonus share program were $4.2 million and $9.2 million at July 31, 2018 and January 31, 2018, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the six months ended July 31, 2018 and 2017:

	Six Months Ended July 31,
(in thousands)	2018	2017
Warranty liability at beginning of period	$551	$962
Provision charged to expenses	113	(12)
Warranty charges	(157)	(150)
Foreign currency translation and other	(11)	4
Warranty liability at end of period	$496	$804

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

On November 28, 2017, the plaintiffs submitted an expert opinion regarding New York law. On January 3, 2018, CTI filed a motion to dismiss the motion to certify the class action on the basis that the New York law opinion submitted by the plaintiffs did not directly address the causes of action in question, or alternatively, to dismiss the portions of the opinion that did not specifically relate to CTI’s expert opinion. On January 22, 2018, the court ruled that the plaintiffs should submit a motion to amend their class certification motion and that CTI’s motion to dismiss would remain pending. Based on input from the court, the parties have agreed to enter into a further round of mediation in an effort to settle the matter, which remains ongoing.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three and six months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Revenue:
Customer Engagement
Segment revenue	$202,933	$183,502	$392,108	$358,202
Revenue adjustments	(2,126)	(3,434)	(4,845)	(8,149)
	200,807	180,068	387,263	350,053
Cyber Intelligence
Segment revenue	105,545	94,736	208,340	185,770
Revenue adjustments	(25)	(27)	(69)	(51)
	105,520	94,709	208,271	185,719
Total revenue	$306,327	$274,777	$595,534	$535,772

Segment contribution:
Customer Engagement	$78,759	$65,679	$145,561	$124,988
Cyber Intelligence	24,549	18,891	45,771	39,242
Total segment contribution	103,308	84,570	191,332	164,230

Reconciliation of segment contribution to operating income (loss):
Revenue adjustments	2,151	3,461	4,914	8,200
Shared support expenses	39,896	38,942	81,805	75,872
Amortization of acquired intangible assets	12,972	17,672	28,082	38,743
Stock-based compensation	17,455	16,804	33,914	34,487
Acquisition, integration, restructuring, and other unallocated expenses	1,603	3,745	5,604	12,367
Total reconciling items, net	74,077	80,624	154,319	169,669
Operating income (loss)	$29,231	$3,946	$37,013	$(5,439)

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

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both structured and unstructured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,700 professionals and backed by more than 850 patents and patent applications worldwide.

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

•
Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. We offer organizations a smooth transition to the cloud, and through our hybrid cloud model, organizations can deploy solutions from our portfolio in cloud and perpetual license models, or combinations of these models. Organizations are looking for solutions that incorporate machine learning and analytics to automate work and reduce manual labor. Our solutions enable organizations to draw on the power of automation to reduce repetitive, manual tasks, increase employee efficiency, and lower cost. Our growth will be impacted by the rate of adoption of our new solutions and the rate of market saturation for our more mature legacy solutions.

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

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2018 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2018, and include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Income taxes;

•	Contingencies;

•	Accounting for stock-based compensation; and

•	Cost of revenue.

On February 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under prior guidance. For additional information regarding the adoption of this accounting standard, please refer to Note 2, “Revenue Recognition” to our condensed consolidated financial statements in Part I, Item 1 of this report.

Please refer to Note 1, “Basis of Presentation and Significant Accounting Policies” in the notes to condensed consolidated financial statements in Part I, Item 1 of this report under the headings “Goodwill, Other Acquired Intangible Assets, and Long-Lived Assets” and “Other Recently Adopted Accounting Standards” for additional changes to our critical accounting policies and estimates during the six months ended July 31, 2018.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$306,327	$274,777	$595,534	$535,772
Operating income (loss)	$29,231	$3,946	$37,013	$(5,439)
Net income (loss) attributable to Verint Systems Inc.	$21,980	$(6,427)	$19,765	$(26,213)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.34	$(0.10)	$0.31	$(0.42)
Diluted	$0.33	$(0.10)	$0.30	$(0.42)

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Our revenue increased approximately $31.5 million, or 11%, to $306.3 million in the three months ended July 31, 2018 from $274.8 million in the three months ended July 31, 2017. The increase consisted of a $15.9 million increase in service and support revenue and a $15.6 million increase in product revenue. In our Customer Engagement segment, revenue increased $20.7 million, or approximately 12%, from $180.1 million in the three months ended July 31, 2017 to $200.8 million in the three months ended July 31, 2018.  The increase consisted of an $11.6 million increase in product revenue and a $9.1 million increase in service and support revenue. In our Cyber Intelligence segment, revenue increased approximately $10.8 million, or 11%, from $94.7 million in the three months ended July 31, 2017 to $105.5 million in the three months ended July 31, 2018. The increase consisted of a $6.8 million increase in service and support revenue and a $4.0 million increase in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 54%, 25%, and 21% of our total revenue, respectively, in the three months ended July 31, 2018, compared to approximately 51%, 31%, and 18%, respectively, in the three months ended July 31, 2017. Further details of changes in revenue are provided below.

We reported operating income of $29.2 million in the three months ended July 31, 2018 compared to operating income of $3.9 million in the three months ended July 31, 2017.  The increase was primarily due to a $28.9 million increase in gross profit, from $164.1 million to $193.0 million, partially offset by a $3.6 million increase in operating expenses, from $160.2 million to $163.8 million. The increase in operating expenses consisted of a $3.7 million increase in net research and development expenses and a $0.6 million increase in selling, general and administrative expenses, partially offset by a $0.7 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $22.0 million, and diluted net income per common share was $0.33, in the three months ended July 31, 2018 compared to a net loss attributable to Verint Systems Inc. of $6.4 million, and a net loss per common share of $0.10, in the three months ended July 31, 2017.  These improved operating results in the three months ended July 31, 2018 were primarily due to a $25.3 million increase in operating income described above, and a $8.2 million decrease in provision for income taxes, partially offset by a $4.8 million increase in total other expense, net, and a $0.3 million increase in net income attributable to our noncontrolling interests. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended July 31, 2018 to average exchange rates for the three months ended July 31, 2017, the U.S. dollar weakened relative to the euro, British pound sterling, Singapore dollar and our hedged Israeli shekel rate, resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended July 31, 2018, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2017, our revenue would have been approximately $1.2 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $3.5 million lower, which would have resulted in a $2.3 million increase in our operating income.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Our revenue increased approximately $59.7 million, or 11%, to $595.5 million in the six months ended July 31, 2018 from $535.8 million in the six months ended July 31, 2017. The increase consisted of a $31.6 million increase in product revenue and a $28.1 million increase in service and support revenue. In our Customer Engagement segment, revenue increased $37.2 million, or approximately 11%, from $350.1 million in the six months ended July 31, 2017 to $387.3 million in the six months ended July 31, 2018. The increase consisted of a $22.7 million increase in product revenue and a $14.5 million increase in service and support revenue. In our Cyber Intelligence segment, revenue increased approximately $22.6 million, or 12%, from $185.7 million in the six months ended July 31, 2017 to $208.3 million in the six months ended July 31, 2018. The increase consisted of a $13.6 million increase in service and support revenue and a $9.0 million increase in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and in APAC regions represented approximately 53%, 26%, and 21% of our total revenue, respectively, in the six months ended July 31, 2018, compared to approximately 53%, 31%, and 16%, respectively, in the six months ended July 31, 2017. Further details of changes in revenue are provided below.

We reported operating income of $37.0 million in the six months ended July 31, 2018 compared to an operating loss of $5.4 million in the six months ended July 31, 2017.  The increase was primarily due to a $53.8 million increase in gross profit, from $314.3 million to $368.1 million, partially offset by an $11.4 million increase in operating expenses, from $319.7 million to $331.1 million. The increase in operating expenses consisted of a $9.6 million increase in net research and development expenses and a $6.3 million increase in selling, general and administrative expenses, partially offset by a $4.5 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $19.8 million, and diluted net income per common share was $0.30, in the six months ended July 31, 2018 compared to a net loss attributable to Verint Systems Inc. of $26.2 million, and a net loss per common share of $0.42, in the six months ended July 31, 2017.  These improved operating results in the six months ended July 31, 2018 were primarily due to a $42.4 million increase in operating income described above, and a $7.0 million decrease in provision for income taxes, partially offset by a $3.0 million increase in total other expense, net, and a $0.4 million increase in net income attributable to our noncontrolling interests. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the six months ended July 31, 2018 to average exchange rates for the six months ended July 31, 2017, the U.S. dollar weakened relative to the euro, British pound sterling, Singapore dollar and our Israeli shekel rate (hedged and unhedged), resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the six months ended July 31, 2018, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2017, our revenue would have been approximately $7.0 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $11.7 million lower, which would have resulted in a $4.7 million increase in our operating income.

As of July 31, 2018, we employed approximately 5,700 professionals, including part-time employees and certain contractors, as compared to approximately 5,000 at July 31, 2017.

Revenue by Operating Segment

As described in Note 2, “Revenue Recognition” to our condensed consolidated financial statements in Part I, Item 1 of this report, calculated revenue for the three and six months ended July 31, 2018 without the adoption of ASU No. 2014-09 would have been lower than the revenue we are reporting under the new accounting guidance. However, the lower calculated revenue results not only from the impact of the new accounting guidance, but also from changes we made to our business practices in anticipation, and as a result, of the new accounting guidance. These business practice changes adversely impact the calculation of revenue under the prior accounting guidance and include, among other things, the way we manage our professional services projects, offer and deploy our solutions, structure certain customer contracts, and make pricing decisions. While the many variables, required assumptions, and other complexities associated with these business practice changes make it impractical to precisely quantify the impact of these changes, we believe that calculated revenue under the prior accounting guidance, but absent these business practice changes, would have been closer to the revenue we are reporting under the new accounting guidance.
The following table sets forth revenue for each of our two operating segments for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
Customer Engagement	$200,807	$180,068	12%	$387,263	$350,053	11%
Cyber Intelligence	105,520	94,709	11%	208,271	185,719	12%
Total revenue	$306,327	$274,777	11%	$595,534	$535,772	11%

Customer Engagement Segment

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Customer Engagement revenue increased approximately $20.7 million, or 12%, from $180.1 million in the three months ended July 31, 2017 to $200.8 million in the three months ended July 31, 2018. The increase consisted of an $11.6 million increase in product revenue and a $9.1 million increase in service and support revenue. The application of ASU No. 2014-09 primarily resulted in differences in the timing and amount of revenue recognition for term-based licenses, minimum guaranteed amounts related to usage-based licenses, and professional services for which payment is contingent upon the achievement of milestones. Excluding the impact of ASU No. 2014-09, Customer Engagement revenue increased approximately $8.0 million, or 4%, from $180.1 million in the three months ended July 31, 2017 to $188.1 million in the three months ended July 31, 2018, consisting of a $6.0 million increase in service and support revenue and a $2.0 million increase in product revenue. As noted at the top of this section, as a result of the adoption of ASU No. 2014-09, we made certain changes to our Customer Engagement contracting and business processes that would have otherwise not occurred under the prior revenue recognition guidance and we believe that absent these changes, revenue under the prior accounting guidance would have been closer to the revenue we are reporting under the new accounting guidance. Under either accounting standard, the increase in service and support revenue was primarily attributable to an increase in our customer installed base, and the related support revenue generated from this customer base and an increase in professional services revenue related to customer implementations. The increase in product revenue primarily reflects a higher aggregate value of executed perpetual and term-based license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Customer Engagement revenue increased approximately $37.2 million, or 11%, from $350.1 million in the six months ended July 31, 2017 to $387.3 million in the six months ended July 31, 2018. The increase consisted of a $22.7 million increase in product revenue and a $14.5 million increase in service and support revenue. The application of ASU No. 2014-09 primarily resulted in differences in the timing and amount of revenue recognition for term-based licenses, minimum guaranteed amounts related to usage-based licenses, and professional services for which payment is contingent upon the achievement of milestones. Excluding the impact of ASU No. 2014-09, Customer Engagement revenue increased approximately $14.6 million, or 4%, from $350.1 million in the six months ended July 31, 2017 to $364.7 million in the six months ended July 31, 2018, consisting of a $9.0 million increase in product revenue and a $5.6 million increase in service and support revenue. As noted at the top of this section, as a result of the adoption of ASU No. 2014-09, we made certain changes to our Customer Engagement contracting and business processes that would have otherwise not occurred under the prior revenue recognition guidance and we believe that absent these changes, revenue under the prior accounting guidance would have been closer to the revenue we are reporting under the new accounting guidance. Under either accounting standard, the increase in product revenue primarily reflects a higher aggregate value of executed perpetual and term-based license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The increase in service and support revenue was primarily attributable to an increase in our customer installed base, and the related support revenue generated from this customer base and an increase in professional services revenue related to customer implementations.

Cyber Intelligence Segment

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Cyber Intelligence revenue increased approximately $10.8 million, or 11%, from $94.7 million in the three months ended July 31, 2017 to $105.5 million in the three months ended July 31, 2018. The increase consisted of a $6.8 million increase in service and support revenue and a $4.0 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in revenue from our SaaS offerings, partially offset by a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the percentage of completion (“POC”) method. The increase in product revenue was due to an increase in product deliveries and growth in our subscription offerings, partially offset by a decrease in progress realized during the current period on long-term projects with revenue recognized over time using the POC method. The application of ASU No. 2014-09 primarily resulted in differences in the timing and amount of revenue recognition for software licenses in the three months ended July 31, 2018. Excluding the impact of ASU No. 2014-09, Cyber Intelligence revenue increased approximately $10.1 million, or 11%, from $94.7 million in the three months ended July 31, 2017 to $104.8 million in the three months ended July 31, 2018. As a result of the adoption of the new revenue recognition accounting standard, we made certain changes to our Cyber Intelligence software licensing offerings that would have otherwise not occurred under prior revenue recognition guidance. Please refer to the note at the top of this section regarding the adoption of ASU No. 2014-09.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Cyber Intelligence revenue increased approximately $22.6 million, or 12%, from $185.7 million in the six months ended July 31, 2017 to $208.3 million in the six months ended July 31, 2018. The increase consisted of a $13.6 million increase in service and support revenue and a $9.0 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in revenue from our SaaS and other professional services offerings, partially offset by a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the POC method. The increase in product revenue was primarily due to the adoption of ASU No. 2014-09 which resulted in differences in the timing and amount of revenue recognition for software licenses and a long-term customization project that was accepted by the customer during the six month ended July 31, 2018, which had been previously recognized under prior revenue recognition accounting standards and an increase in product deliveries, partially offset by a decrease in progress realized during the current period on long-term projects with revenue recognized over time using the POC method. Excluding the impact of ASU No. 2014-09, Cyber Intelligence revenue increased approximately $10.3 million, or 6%, from $185.7 million in the six months ended July 31, 2017 to $196.0 million in the six months ended July 31, 2018. The increase consisted of a $12.7 million increase in service and support revenue, partially offset by a $2.4 million decrease in product revenue. As noted at the top of this section, as a result of the adoption of ASU No. 2014-09, we made certain changes to our Cyber Intelligence software licensing offerings that would have otherwise not occurred under the prior revenue recognition and we believe that absent these changes, revenue under the prior accounting guidance would have been closer to the revenue we are reporting under the new accounting guidance.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
Product revenue	$110,042	$94,412	17%	$215,906	$184,229	17%
Service and support revenue	196,285	180,365	9%	379,628	351,543	8%
Total revenue	$306,327	$274,777	11%	$595,534	$535,772	11%

Product Revenue

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Product revenue increased approximately $15.6 million, or 17%, from $94.4 million for the three months ended July 31, 2017 to $110.0 million for the three months ended July 31, 2018, resulting from an $11.6 million increase in our Customer Engagement segment and a $4.0 million increase in our Cyber Intelligence segment.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Product revenue increased approximately $31.7 million, or 17%, from $184.2 million for the six months ended July 31, 2017 to $215.9 million for the six months ended July 31, 2018, resulting from a $22.7 million increase in our Customer Engagement segment and a $9.0 million increase in our Cyber Intelligence segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Service and support revenue increased approximately $15.9 million, or 9%, from $180.4 million for the three months ended July 31, 2017 to $196.3 million for the three months ended July 31, 2018. This increase was the result of a $9.1 million increase in our Customer Engagement segment and a $6.8 million increase in our Cyber Intelligence segment.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Service and support revenue increased approximately $28.2 million, or 8%, from $351.5 million for the six months ended July 31, 2017 to $379.7 million for the six months ended July 31, 2018. This increase was the result of a $14.5 million increase in our Customer Engagement segment and a $13.7 million increase in our Cyber Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
Cost of product revenue	$32,984	$31,944	3%	$67,793	$65,868	3%
Cost of service and support revenue	74,803	69,200	8%	146,660	136,545	7%
Amortization of acquired technology	5,520	9,530	(42)%	12,946	19,064	(32)%
Total cost of revenue	$113,307	$110,674	2%	$227,399	$221,477	3%

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

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Cost of product revenue increased approximately $1.1 million, or 3%, from $31.9 million in the three months ended July 31, 2017 to $33.0 million in the three months ended July 31, 2018 driven primarily by increased product revenue activity in both our Cyber Intelligence and

Customer Engagement segments as discussed above. Our overall product gross margins increased to 70% in the three months ended July 31, 2018 from 66% in the three months ended July 31, 2017. Product gross margins in our Cyber Intelligence segment increased from 55% in the three months ended July 31, 2017 to 57% in the three months ended July 31, 2018, primarily due to a change in product mix.  Product gross margins in our Customer Engagement segment increased from 82% in the three months ended July 31, 2017 to 85% in the three months ended July 31, 2018, primarily due to a change in product mix. The adoption of ASU No. 2014-09 impacted product gross margins primarily due to a change in the timing of cost of product revenue recognition for certain customer contracts requiring significant customization, because unlike prior guidance, the new guidance precludes the deferral of costs simply to obtain an even profit margin over the contract term. Excluding the impact of the adoption of ASU No. 2014-09, our overall product gross margins increased to 68% in the three months ended July 31, 2018 from 66% in the three months ended July 31, 2017, primarily due to a change in product mix.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Cost of product revenue increased approximately $1.9 million, or 3%, from $65.9 million in the six months ended July 31, 2017 to $67.8 million in the six months ended July 31, 2018 primarily due to increased cost of product revenue in our Cyber Intelligence segment, driven primarily by increased product revenue activity as discussed above. Our overall product gross margins increased to 69% in the six months ended July 31, 2018 from 64% in the six months ended July 31, 2017. Product gross margins in our Cyber Intelligence segment increased from 55% in the six months ended July 31, 2017 to 57% in the six months ended July 31, 2018, primarily due to a change in product mix.  Product gross margins in our Customer Engagement segment increased from 80% in the six months ended July 31, 2017 to 83% in the six months ended July 31, 2018, primarily due to a change in product mix. The adoption of ASU No. 2014-09 impacted product gross margins primarily due to a change in the timing of cost of product revenue recognition for certain customer contracts requiring significant customization, because unlike prior guidance, the new guidance precludes the deferral of costs simply to obtain an even profit margin over the contract term. Excluding the impact of the adoption of ASU No. 2014-09, our overall product gross margins increased to 67% in the six months ended July 31, 2018 from 64% in the six months ended July 31, 2017, primarily due to a change in product mix.

For additional information regarding the impact of the adoption of ASU No. 2014-09 see “— Revenue by Operating Segment”.

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

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Cost of service and support revenue increased approximately $5.6 million, or 8%, from $69.2 million in the three months ended July 31, 2017 to $74.8 million in the three months ended July 31, 2018. The increase was primarily due to increased employee compensation and related expenses in both our Customer Engagement and Cyber Intelligence segments. Our overall service and support gross margins were 62% in each of the three months ended July 31, 2018 and 2017. Excluding the impact of the adoption of ASU No. 2014-09, our overall service and support gross margins decreased to 61% in the three months ended July 31, 2018 from 62% in the three months ended July 31, 2017.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Cost of service and support revenue increased approximately $10.2 million, or 7%, from $136.5 million in the six months ended July 31, 2017 to $146.7 million in the six months ended July 31, 2018. The increase was primarily due to increased employee compensation and related expenses in both our Customer Engagement and Cyber Intelligence segments. Our overall service and support gross margins were 61% in each of the six months ended July 31, 2018 and 2017. Excluding the impact of the adoption of ASU No. 2014-09, our overall service and support gross margins decreased to 60% in the six months ended July 31, 2018 from 61% in the six months ended July 31, 2017.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Amortization of acquired technology decreased approximately $4.0 million, or 42%, from $9.5 million in the three months ended July 31, 2017 to $5.5 million in the three months ended July 31, 2018. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Amortization of acquired technology decreased approximately $6.2 million, or 32%, from $19.1 million in the six months ended July 31, 2017 to $12.9 million in the six months ended July 31, 2018. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
Research and development, net	$52,254	$48,521	8%	$104,406	$94,754	10%

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Research and development, net increased approximately $3.8 million, or 8%, from $48.5 million in the three months ended July 31, 2017 to $52.3 million in the three months ended July 31, 2018. The increase was primarily due to a $2.8 million increase in R&D contractor expenses primarily in our Cyber Intelligence segment and a $1.3 million increase in employee compensation and related expenses as a result of increased R&D headcount, partially offset by a decrease in capitalized software development costs in the three months ended July 31, 2018 compared to the three months ended July 31, 2017.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Research and development, net increased approximately $9.6 million, or 10%, from $94.8 million in the six months ended July 31, 2017 to $104.4 million in the six months ended July 31, 2018. The increase was primarily due to a $5.5 million increase in R&D contractor expenses primarily in our Cyber Intelligence segment and a $4.7 million increase in employee compensation and related expenses as a result of increased R&D headcount, partially offset by a decrease in stock-based compensation expenses for R&D employees and a decrease in capitalized software development costs in the six months ended July 31, 2018 compared to the six months ended July 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
Selling, general and administrative	$104,083	$103,494	1%	$211,580	$205,301	3%

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Selling, general and administrative expenses increased approximately $0.6 million, or 1%, from $103.5 million in the three months ended July 31, 2017 to $104.1 million in the three months ended July 31, 2018. This increase was primarily attributable to a $2.2 million increase in legal fees primarily associated with acquisition activity, including transactions that were not consummated, a $1.9 million increase in employee compensation expenses due to increased headcount as a result of recent acquisitions, and a $0.9 million increase in stock-based compensation expense. These increases were partially offset by a $3.3 million change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.6 million in the three months ended July 31, 2017 to a net benefit of $3.9 million during the three months ended July 31, 2018. The impact of contingent consideration arrangements on our operating results can vary over time as we revise our outlook for achieving the performance targets underlying the arrangements. This impact on our operating results may be more significant in some periods than in others, depending on a number of factors, including the magnitude of the change in the outlook for each arrangement separately as well as the number of contingent consideration arrangements in place, the liabilities requiring adjustment in that period, and the net effect of those adjustments. The net benefit recorded during the three months ended July 31, 2018 resulted from revised outlooks to several unrelated arrangements. Additionally, selling, general, and administrative expenses decreased by $1.3 million as a result of decreased use of contractors for corporate support activities in the three months ended July 31, 2018 compared to 2017.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Selling, general and administrative expenses increased approximately $6.3 million, or 3%, from $205.3 million in the six months ended July 31, 2017 to $211.6 million in the six months ended July 31, 2018. This increase was primarily attributable to a $6.8 million increase in employee compensation expenses due to increased headcount as a result of recent acquisitions, a $4.4 million increase in legal fees primarily associated with acquisition activity, including transactions that were not consummated, and a $1.9 million increase in stock-based compensation expense. These increases were partially offset by a $7.6 million change in the fair value of our obligations under contingent consideration arrangements, from a net expense of $2.9 million in the six months ended July 31, 2017 to a net benefit of $4.7 million during the six months ended July 31, 2018. The impact of contingent consideration arrangements on our operating results can vary over time as we revise our outlook for achieving the performance targets underlying the arrangements.  This impact on our operating results may be more significant in some periods than in others, depending on a number of factors, including the magnitude of the change in the outlook for each arrangement separately as well as the number of contingent consideration arrangements in place, the liabilities requiring adjustment in that period, and the net effect of those adjustments.  The net benefit recorded during the six months ended July 31, 2018 resulted from revised outlooks to several unrelated arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
Amortization of other acquired intangible assets	$7,452	$8,142	(8)%	$15,136	$19,679	(23)%

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Amortization of other acquired intangible assets decreased approximately $0.6 million, or 8%, from $8.1 million in the three months ended July 31, 2017 to $7.5 million in the three months ended July 31, 2018 as a result of acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from recent business combinations.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Amortization of other acquired intangible assets decreased approximately $4.6 million, or 23%, from $19.7 million in the six months ended July 31, 2017 to $15.1 million in the six months ended July 31, 2018 as a result of acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
Interest income	$1,134	$809	40%	$1,927	$1,139	69%
Interest expense	(9,922)	(9,118)	9%	(18,984)	(18,106)	5%
Loss on early retirement of debt	—	(1,934)	*	—	(1,934)	*
Other income (expense):
Foreign currency (losses) gains, net	(2,079)	4,283	*	(3,914)	3,859	*
Gains (losses) on derivatives	1,221	(171)	*	2,709	(541)	*
Other, net	(383)	871	(144)%	(500)	(224)	123%
Total other (expense) income, net	(1,241)	4,983	(125)%	(1,705)	3,094	(155)%
Total other expense, net	$(10,029)	$(5,260)	91%	$(18,762)	$(15,807)	19%

* Percentage is not meaningful.

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Total other expense, net, increased by $4.7 million from $5.3 million in the three months ended July 31, 2017 to $10.0 million in the three months ended July 31, 2018.

Interest expense increased from $9.1 million in the three months ended July 31, 2017 to $9.9 million in the three months ended July 31, 2018 due in part to higher interest rates on outstanding borrowings.

In the three months ended July 31, 2017 we entered into a new credit agreement with certain lenders and terminated our prior credit agreement. In connection with these transactions, we recorded a $1.9 million loss on early retirement of debt. There were no comparable charges in the three months ended July 31, 2018.

We recorded $2.1 million of net foreign currency losses in the three months ended July 31, 2018 compared to $4.3 million of net foreign currency gains in the three months ended July 31, 2017.  Foreign currency losses in the three months ended July 31, 2018 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar from April 30, 2018 to July 31, 2018, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, the strengthening of the U.S. dollar against the euro, resulting in foreign currency losses on euro denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency losses on U.S. dollar-denominated net payables in certain entities which use a euro functional currency, and the strengthening of the U.S. dollar against the British pound sterling, resulting in foreign currency losses on U.S. dollar-denominated net payables in certain entities which use a British pound sterling functional currency.

In the three months ended July 31, 2018, there were net gains on derivative financial instruments (not designated as hedging instruments) of $1.2 million, compared to net losses of $0.2 million on such instruments for the three months ended July 31, 2017. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Total other expense, net, increased by $3.0 million from $15.8 million in the six months ended July 31, 2017 to $18.8 million in the six months ended July 31, 2018.

Interest expense increased from $18.1 million in the six months ended July 31, 2017 to $19.0 million in the six months ended July 31, 2018 due in part to higher interest rates on outstanding borrowings.

During the six months ended July 31, 2017 we entered into a new credit agreement with certain lenders and terminated our prior credit agreement. In connection with these transactions, we recorded a $1.9 million loss on early retirement of debt. There were no comparable charges in the six months ended July 31, 2018.

We recorded $3.9 million of net foreign currency losses in the six months ended July 31, 2018 compared to $3.9 million of net foreign currency gains in the six months ended July 31, 2017.  Foreign currency losses in the six months ended July 31, 2018 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar from January 31, 2018 to July 31, 2018, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, the strengthening of the U.S. dollar against the euro, resulting in foreign currency losses on euro denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency losses on U.S. dollar-denominated net payables in certain entities which use a euro functional currency, and the strengthening of the U.S. dollar against the British pound sterling, resulting in foreign currency losses on U.S. dollar-denominated net payables in certain entities which use a British pound sterling functional currency.

In the six months ended July 31, 2018, there were net gains on derivative financial instruments (not designated as hedging instruments) of $2.7 million, compared to net losses of $0.5 million on such instruments for the six months ended July 31, 2017. The net gains in the current period primarily reflected gains on an interest rate swap and contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Provision (Benefit) for Income Taxes

The following table sets forth our (benefit) provision for income taxes for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2018	2017	2018 - 2017	2018	2017	2018 - 2017
(Benefit) provision for income taxes	$(3,722)	$4,452	(184)%	$(3,448)	$3,560	(197)%

Three Months Ended July 31, 2018 compared to Three Months Ended July 31, 2017. Our effective income tax rate was negative 19.4% for the three months ended July 31, 2018, compared to a negative effective income tax rate of 338.8% for the three months ended July 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Acts (“2017 Tax Act”) was enacted in the United States. The 2017 Tax Act significantly revises the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations. New international provisions add a new category of deemed income from our foreign operations, eliminate U.S. tax on foreign dividends (subject to certain restrictions), and add a minimum tax on certain payments made to foreign related parties. Our estimated annual effective tax rate for the three months ended July 31, 2018 includes provisional amounts for certain 2017 Tax Act provisions related to our foreign operations. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with an acquisition in our Customer Engagement segment during the second quarter, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit of $7.7 million and not as a component of the acquisition accounting.

For the three months ended July 31, 2018, the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly lower than the pre-tax income in jurisdictions where we record tax provisions. The result was an income tax benefit of $3.7 million on pre-tax income of $19.2 million, which represented a negative effective income tax rate of 19.4%.

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

Six Months Ended July 31, 2018 compared to Six Months Ended July 31, 2017. Our effective income tax rate was negative 18.9% for the six months ended July 31, 2018, compared to a negative effective income tax rate of 16.8% for the six months ended July 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Acts (“2017 Tax Act”) was enacted in the United States. The 2017 Tax Act significantly revises the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations as discussed above. Our estimated annual effective tax rate for the six months ended July 31, 2018 includes provisional amounts for certain 2017 Tax Act provisions related to our foreign operations. In connection with an acquisition in our Customer Engagement segment, discussed in more detail above, we reduced the valuation allowances on our U.S. federal and certain state deferred income tax assets resulting in a discrete income tax benefit of $7.7 million. For the six months ended July 31, 2018, the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly lower than the pre-tax income in jurisdictions where we record tax provisions. The result was an income tax benefit of $3.4 million on pre-tax income of $18.3 million, which represented a negative effective income tax rate of 18.9%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $27 million and $103 million of net cash expended for business acquisitions during the six months ended July 31, 2018 and year ended January 31, 2018, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or incur additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $371.0 million and $346.2 million as of July 31, 2018 and January 31, 2018, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $24.5 million and $28.4 million, at July 31, 2018 and January 31, 2018, respectively.

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

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2018 and January 31, 2018:

	July 31,	January 31,
(in thousands)	2018	2018
Cash and cash equivalents	$375,077	$337,942
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	35,733	33,303
Short-term investments	8,434	6,566
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$419,244	$377,811
Total debt, including current portions	$777,362	$772,984

Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2018 and 2017:

	Six Months Ended July 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$104,153	$98,510
Net cash used in investing activities	(72,429)	(38,121)
Net cash (used in) provided by financing activities	(13,651)	389
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,578)	730
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$14,495	$61,508

Our operating activities generated $104.2 million of cash during the six months ended July 31, 2018, which was partially offset by $86.1 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $104.2 million of net cash during the six months ended July 31, 2018, compared to $98.5 million generated during the six months ended July 31, 2017.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the six months ended July 31, 2018, our investing activities used $72.4 million of net cash, including $27.4 million of net cash utilized for a business acquisition, $20.8 million of payments for property, equipment and capitalized software development costs, $22.1 million of net cash used in other investing activities, consisting primarily of a net increase in restricted bank time deposits during the period, and $2.1 million of net purchases of short-term investments. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the six months ended July 31, 2017, our investing activities used $38.1 million of net cash, including $16.9 million of net cash utilized for business acquisitions, $16.5 million of payments for property, equipment, and capitalized software development costs, $5.1 million of net purchases of short-term investments, partially offset by $0.3 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits during the period.

We had no significant commitments for capital expenditures at July 31, 2018.

Net Cash Used in Financing Activities

For the six months ended July 31, 2018, our financing activities used $13.7 million of net cash, the most significant portions of which were payments of $9.4 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.7 million repayments of borrowing and other financing obligations, and a $0.8 million dividend payment to a noncontrolling shareholder of one of our subsidiaries.

For the six months ended July 31, 2017, our financing activities provided $0.4 million of net cash. On June 29, 2017 we entered into the 2017 Credit Agreement with certain lenders, under which we received net proceeds of $424.5 million from the 2017 Term Loan, the majority of which were used to repay all $406.9 million owed under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. Other financing activities during the six months ended July 31, 2017 included $6.5 million paid for debt issuance costs, $7.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and a $0.7 million dividend payment to a noncontrolling shareholder of one of our subsidiaries.

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

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150 million over two years following the date of announcement. This program expired on March 29, 2018 and we did not acquire any shares of treasury stock during the six months ended July 31, 2018 under the program.

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

As of July 31, 2018, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2018, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2018, no Warrants had been exercised and all Warrants remained outstanding.

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

As of July 31, 2018, the interest rate on the 2017 Term Loan was 4.09%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.27% at July 31, 2018. As of January 31, 2018, the interest rate on the 2017 Term Loan was 3.58%.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At July 31, 2018, our Leverage Ratio was approximately 2.5 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

We believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2018.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2018, we made $12.0 million of payments under contingent consideration arrangements. As of July 31, 2018, potential future cash payments and earned consideration expected to be paid subsequent to July 31, 2018 under contingent consideration arrangements total $133.2 million, the estimated fair value of which was $56.4 million, including $23.4 million reported in accrued expenses and other current liabilities, and $33.0 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of July 31, 2018, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The margin for the 2017 Term Loan is fixed at 2.00% for Eurodollar loans, and at 1.00% for ABR loans. For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio. Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.

As of July 31, 2018, the interest rate on the 2017 Term Loan was 4.09%. There were no borrowings outstanding under the 2017 Revolving Credit Facility at that date.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2017 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt”, we believe that our market risk profile did not materially change during the six months ended July 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2018. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended July 31, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2018:

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

Verint Systems Inc.

September 5, 2018	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)