Form 10-K
period 2019-01-31
VERINT SYSTEMS INC
filed 2019-03-28
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2018) was approximately $2,898,954,000.

There were 65,332,546 shares of the registrant’s common stock outstanding on March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
risks associated with our ability to keep pace with technological changes, evolving industry standards and challenges, to adapt to changing market potential from area to area within our markets, and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;

•	risks due to aggressive competition in all of our markets, including with respect to maintaining revenues, margins, and sufficient levels of investment in our business and operations;

•	risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;

•
risks associated with our ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with valuations, reputational considerations, capital constraints, costs and expenses, maintaining profitability levels, expansion into new areas, management distraction, post-acquisition integration activities, and potential asset impairments;

•
risks relating to our ability to properly manage investments in our business and operations, execute on growth initiatives, and enhance our existing operations and infrastructure, including the proper prioritization and allocation of limited financial and other resources;

•	risks associated with our ability to retain, recruit, and train qualified personnel in regions in which we operate, including in new markets and growth areas we may enter;

•
risks that we may be unable to establish and maintain relationships with key resellers, partners, and systems integrators and risks associated with our reliance on third-party suppliers, partners, or original equipment manufacturers (“OEMs”) for certain components, products, or services, including companies that may compete with us or work with our competitors;

•
risks associated with the mishandling or perceived mishandling of sensitive or confidential information, including information that may belong to our customers or other third parties, and with security vulnerabilities or lapses, including cyber-attacks, information technology system breaches, failures, or disruptions;

•
risks that our products or services, or those of third-party suppliers, partners, or OEMs which we use in or with our offerings or otherwise rely on, including third-party hosting platforms, may contain defects, develop operational problems, or be vulnerable to cyber-attacks;

•
risks associated with our significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, fluctuations in foreign exchange rates, and challenges associated with a significant portion of our cash being held overseas;

ii

•
risks associated with political factors related to our business or operations, including reputational risks associated with our security solutions and our ability to maintain security clearances where required as well as risks associated with a significant amount of our business coming from domestic and foreign government customers;

•
risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate, including, among others, with respect to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, government contracts, relating to both our own operations as well as the use of our solutions by our customers;

•
challenges associated with selling sophisticated solutions, including with respect to assisting customers in understanding and realizing the benefits of our solutions, and developing, offering, implementing, and maintaining a broad and sophisticated solution portfolio;

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

•
risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property, claim infringement on their intellectual property rights, or claim a violation of their license rights, including relative to free or open source components we may use;

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

•	risks associated with changing accounting principles or standards, tax laws and regulations, tax rates, and the continuing availability of expected tax benefits; and

•	risks associated with market volatility in the prices of our common stock and convertible notes based on our performance, third-party publications or speculation, or other factors.

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

In a world of massive information growth, our solutions empower organizations with crucial, actionable insights and enable decision makers to anticipate, respond, and take action. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint’s Actionable Intelligence solutions, deployed in the cloud and on premises, to make more informed, timely, and effective decisions.

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest research and development (“R&D”) teams focused on actionable intelligence consisting of approximately one-third of our approximately 6,100 professionals. Our innovative solutions are backed-up by a strong IP portfolio with close to 1,000 patents and patent applications worldwide across data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics and automation.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Company Background

We were incorporated in Delaware in February 1994 and completed our initial public offering (“IPO”) in May 2002. Since our formation, we have consistently expanded our portfolio of Actionable Intelligence solutions, extended our market leadership, and scaled the business through focus on innovation via a combination of organic development and acquisitions.

Verint’s Actionable Intelligence strategy is focused on two use cases and the company has two operating segments: Customer Engagement Solutions™ (“Customer Engagement”) and Cyber Intelligence Solutions™ (“Cyber Intelligence”). Our two operating segments are described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report. See also Note 16 to our consolidated financial statements, “Segment, Geographic, and Significant Customer Information,” included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

Through our website at www.verint.com, we make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, filed or furnished by us pursuant to Section 13(a) or Section 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Our website address set forth above is not intended to be an active link, and information on our website is not incorporated in, and should not be construed to be a part of, this report.

Our Actionable Intelligence Strategy

We focus on two Actionable Intelligence use cases: Actionable Intelligence for a Smarter Enterprise and Actionable Intelligence for a Safer World. Our customers across both use cases are looking for innovative solutions that incorporate the most advanced technologies to empower them with actionable insights, critical to achieving their strategic objectives. Our strategy is to combine the latest artificial intelligence, analytics, and automation technology with the deep domain expertise that is unique to each of our markets. We have invested more than $1 billion in R&D over the last decade in our highly innovative Actionable Intelligence platform, which provides a foundation for our solution portfolio across both use cases. This platform can be described along three key pillars:

•
Data Capture and Fusion. Enables the capture of a wide range of structured and unstructured data, such as operational, transactional, network, web, and social data. It also enables data fusion from multiple sources, different systems, and numerous environments.

•
Data Analysis and Artificial Intelligence. Facilitates a wide range of algorithms for data analytics and automation, including classification, correlation, anomaly detection, identity extraction, behavioral analysis, artificial intelligence, and predictive analytics. Artificial Intelligence plays an increasingly important role in automating the capture and analytics process to reveal actionable insights in the data.

•
Data Visualization and Actionable Insights. Supports multiple use cases across Customer Engagement and Cyber Intelligence. Actionable insights are generated from massive amounts of data and are distributed to decision makers based on the specific use case and end-user operational scenarios.

Our strategy is to continue to grow our business across both Actionable Intelligence use cases, leveraging our investment in our Actionable Intelligence platform and continuing to invest in artificial intelligence and analytics to drive automation and to create technology differentiation. We will also continue to expand our broad portfolios through innovative technology, combined with further developing our domain expertise in both Customer Engagement and Cyber Intelligence. We believe that the combination of a strong technology platform and deep knowledge of our customers has been, and will continue to be, key to our leadership in the actionable intelligence market.

Customer Engagement Solutions

Overview

Organizations have cited effective customer engagement as a key to creating sustainable competitive advantage and as critical to their future success. As a result, many are making it a priority to invest in new customer engagement technologies that can elevate the customer experience, and at the same time reduce operating cost.

As The Customer Engagement Company™, Verint is an established global leader in cloud and automation solutions for customer engagement with over two decades of experience helping organizations worldwide achieve their strategic objectives. Our strategy is to help organizations elevate customer experience and at the same time reduce operating cost by simplifying, modernizing, and automating customer engagement across the enterprise.

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

Verint is a leader in cloud and automation solutions in Customer Engagement™ with one of the broadest portfolios available, including offerings for Workforce Engagement, Self-Service, Voice of the Customer, and Compliance and Fraud. We leverage the latest in artificial intelligence (AI) and advanced analytics technology to unlock the potential of automation and intelligence to drive real business impact across the enterprise. We offer organizations a smooth transition to the cloud, and through our hybrid models, organizations can deploy our solutions using a public cloud (SaaS), private cloud, and/or perpetual license approach, as well as combinations of these models. Independent industry experts, such as Forrester, Gartner, and Ventana Research, have all recognized Verint as a leader in customer engagement.

We have more than 10,000 customers and a large partner network globally, helping us drive ongoing innovation in our award-winning offerings. We focus on developing customers for life, and have been recognized as a “CRM Service Winner” for 11 consecutive years. Verint has also been named a winner on the 2019 CRM Watchlist, which recognizes companies that had the greatest impact in the world of customer-facing technology in the prior year.

Trends

Many organizations are facing complex, dated, and mostly disparate environments in their legacy customer engagement operations that make it challenging to deliver on the promise of an exceptional customer experience. Faced with higher customer expectations and the need for market differentiation, organizations view customer engagement and elevating the customer experience as essential to their future success. To elevate customer experience, many organizations are faced with the need to grow their workforce and find the resulting increase in operating cost unsustainable. As a result, they are looking to invest in new customer engagement technologies that can elevate the customer experience, while reducing operating cost. We believe the following trends are driving growth in our market as organizations seek to:

•
Reduce Complexity and Become More Agile to Adapt Faster. Many organizations have complex environments that were assembled over many years with multiple legacy systems from many different vendors deployed in silos across the enterprise. To reduce complexity and simplify operations, these organizations are looking for new solutions that are open and flexible and make it easier to address evolving requirements, while protecting their legacy investments. Organizations are also seeking open platforms that address their customer engagement needs across many enterprise functions, including the contact center, back-office and branch operations, self-service, ecommerce, customer experience, marketing, IT, and compliance.

•
Modernize Customer Engagement IT Architectures. Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. Organizations which are at different stages of migrating to the cloud and other modernization initiatives are also looking for vendors that can help them evolve customer engagement at their own pace with minimal disruption to their operations.

•
Automate Customer Engagement Operations. Many organizations are seeking solutions that incorporate artificial intelligence and analytics to reduce manual work and increase workforce efficiency through automation. They also seek to empower their customers with self-service backed by AI-powered bots, and human/bot collaboration, to elevate the customer experience in a fast, personalized way.

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

Our Offerings

For most organizations, customer engagement is no longer just a contact center function, it is a responsibility shared across the entire enterprise. To support the needs of our customers, we offer a broad portfolio across a wide spectrum of customer engagement functions. Our solutions address requirements across contact centers, back-office and branch operations, self-service, ecommerce, customer experience, marketing, IT, and compliance functions. Our offerings span the following categories: Workforce Engagement, Self-Service, Voice of the Customer, and Compliance and Fraud.

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
Our Voice of the Customer (VoC) offerings enable organizations to improve customer experiences and reduce costs by effectively listening, analyzing, and acting on customer intelligence to drive desired customer and business outcomes. These solutions measure and improve experiences, satisfaction, and loyalty, and they provide feedback to drive improvements in operational processes. Within our VoC solution set, we offer a unique science-driven methodology that helps business leaders make better decisions and prioritize where to invest limited resources across the customer journey. And with benchmarks across more than 800 industries and subcategories, we allow companies to benchmark their customer experience over time, against their peers, and against best in class. Our VoC offerings are deployed across the organization by functions including, customer support, marketing, customer experience, and others.

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

All our products are available in the cloud and offered in a hybrid cloud model for maximum customer flexibility. Our cloud strategy is to help customers transition to the cloud at their own pace. Our cloud offering scales from SMB to very large enterprise customers with cloud deployments in many countries around the world.

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

Customer Communities
Enables organizations to establish and manage online communities for their customers and partners to support social customer service, digital marketing, and engagement. Fosters self-service, knowledge sharing, collaboration, and networking through peer-to-peer support forums, communications blogs, and online resources, such as discussion forums, product documentation, and how-to videos.

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

Interaction Analytics
Unifies data visualization of top categories, terms and themes from contact center interactions across voice-based and text-based channels, using purpose-built engines for each interaction type. Provides the ability to see high-level trends impacting the business, as well as drill down into specific interactions.

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

Speech Transcription
Enables the export of transcripts of 100% of contact center telephone interactions for use by big data, predictive and business insight teams. Transcripts are speaker-separated, time stamped, and available in over 60 languages and variants and in 3 different formats based on intended use.

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

Cyber Intelligence Solutions

Overview

Verint is a leading global provider of security and intelligence data mining software. Our solutions are deployed in over 100 countries, helping governments, critical infrastructure and enterprise organizations to neutralize and prevent terror, crime and cyber threats. Our data mining software helps security organizations capture and analyze data from multiple sources and turn that data into actionable insights. Verint has over two decades of cyber intelligence experience leveraging data mining software, deep domain expertise and advanced intelligence methodologies to address a broad range of security missions for intelligence, cyber and physical security organizations.

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

Verint’s growth strategy is to expand our portfolio to address market trends and to offer our solutions directly and through partners to our growing installed base and to new customers globally.

Trends

We believe that the following trends are driving demand for security and intelligence data mining software:

•
Security Threats Becoming Increasingly Pervasive and Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more difficult and complicated to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that can help them capture and analyze data from multiple sources to effectively and efficiently address the challenge of increased sophistication and complexity.

•
Shortage of Security Analysts Increasing the Need for Automation. Security organizations are using data mining solutions to help conduct investigations and generate actionable insights. Typically, data mining solutions require security organizations to employ intelligence analysts and data scientists to operate them. However, there is a shortage of such qualified personnel globally leading to elongated investigations and increased risk that security threats go undetected or are not addressed. To overcome this challenge, many security organizations are seeking advanced data mining solutions that automate functions historically performed manually to improve the quality and speed of investigations and intelligence production. These organizations are also increasingly seeking artificial intelligence and other advanced data analysis tools to gain intelligence faster with fewer analysts and data scientists.

•
Need for Predictive Intelligence as a Force Multiplier. Predictive intelligence is generated by correlating massive amounts of data from a wide range of disparate sources to uncover previously unknown connections, identify suspicious behaviors using advanced analytics, and predict future events. Predictive intelligence is a force multiplier, enabling security organizations to allocate resources more effectively to prioritize various operational tasks based on actionable intelligence. Security organizations are seeking advanced data mining solutions that can generate accurate and actionable predictive intelligence to shorten investigation times and empower their teams with greater insights.

Our Strategy

We believe we are well positioned to address these market trends. The key elements of our growth strategy include:

•
Addressing the Increased Complexity of Security Threats with Advanced Data Mining Software, Proven Intelligence Methodologies and Deep Domain Expertise. Verint has a long history of working closely with leading security organizations around the world and has designed its data mining software portfolio based on a thorough understanding of our customers’ needs, proven intelligence methodologies and deep domain expertise. We believe this experience positions us well to expand existing customer relationships, win new customers, and continue to grow our data mining software portfolio to address evolving and more complex security needs.

•
Leveraging Automation Technologies to Reduce Dependency on Security Analysts and Data Scientists. Security analysts and data scientists are critical to conducting security investigations in an environment of growing complexity. However, given a shortage of these skilled resources, it is important to reduce the dependency on them by automating tedious and repetitive functions that previously required manual operation. Our strategy is to increase the use of automation and artificial intelligence technologies across our portfolio and introduce advanced data mining software that can further automate the intelligence and investigative processes for our customers, while reducing dependency on large numbers of intelligence analysts and data scientists.

•
Improving the Effectiveness of Security Organizations with Predictive Intelligence Capabilities. Our data mining software portfolio provides our customers the capability to capture and analyze data and to generate predictive intelligence. Our strategy is to further enhance our software to empower security organizations with more accurate predictive intelligence by leveraging analytics and machine learning technologies that can correlate massive amounts of data from a wide range of disparate sources. Our solutions are engineered to collect and analyze vast amounts of data from multiple and diverse sources and leverage artificial intelligence, as well as other advanced analytic tools, to generate intelligence and predict future events, shortening the time to intelligence, reducing the number of routine tasks, and empowering our customers to execute their missions faster and more efficiently.

Our Products

Product Name	Description
Cyber Security
Our cyber security software captures cyber security data and applies machine learning and behavioral analytics to empower an organization’s Security Operations Center. “Virtual Analysts” automate the process of detecting, investigating and responding to advanced cyber-attacks and driving intelligence to the security operations team.

Intelligence Fusion Center (IFC) and Web and Social Intelligence
Our Intelligence Fusion software enables security analysts to work more efficiently by fusing cross-organizational data sources, generating and surfacing valuable insights, and turning knowledge into actions and predictive intelligence. Our Web & Social Intelligence software enables the collection, fusion and analysis of data from the web, including the deep web and dark nets, from social media blogs, and from the media.

Network Intelligence Suite
Our network intelligence data mining software helps security organizations generate critical intelligence from large amounts of data captured from a variety of network, internal and external open sources.

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

Our Solutions: By Industry

Verint offers its broad portfolio of cyber intelligence solutions to government and enterprise customers.

•
Government. National security and law enforcement agencies are using Verint solutions to prevent terrorism, collect intelligence and investigate security threats and to fight a wide range of criminal activity, such as arson, drug trafficking, homicides, human trafficking, identity theft, kidnapping, poaching, illegal immigration, financial crimes, and other organized crimes.

•
Enterprise. Commercial organizations and critical infrastructure, such as airports, transportation systems, power plants, public and government facilities, are using Verint solutions to improve efficiency and effectiveness of physical security and to detect and respond to cyber threats. In addition, telecommunication carriers are using Verint solutions to comply with certain government regulations requiring them to assist the government in their evidence and intelligence collection processes.

Our Solutions: By Security Challenge

Below are examples of the challenges security organizations around the world are using Verint’s Intelligence-Powered Security portfolio to address:

•	Counter terrorism - Tracking terrorist organizations and generating actionable intelligence for detecting and preventing terror attacks.

•	Fighting Transnational Drug Trafficking - Identifying local and international drug networks, running complex investigations, generating legal evidence, and taking action against traffickers.

•	Crime Syndicate Investigations - Accelerating investigations through behavioral profiles and visual link analysis and revealing investigation clues.

•	Cyber Security for Advanced Threats - Detecting breaches across attack chains and automating cyber investigations and threat hunting.

•	Physical Security, Emergency Management & Response - Evaluating and responding more efficiently to incidents to ensure facility and asset protection, as well as employee safety.

•	Financial Crime Investigations - Fusing data from financial databases, the web and other sources to identify and investigate suspicious financial transactions.

•	Locating Natural Disaster Survivors - Empowering field teams with intelligence to quickly zero-in on areas of need and provide urgent help.

•	Border Control - Tracking and preventing illegal border activity.

Customer Services

We offer a range of customer services, including implementation and training, consulting and managed services, and maintenance and support, to help our customers maximize their return on investment in our solutions.

Implementation and Training

Our solutions are implemented by our service organizations, authorized partners, resellers, or by our customers themselves. Our implementation services include project management, system installation, and commissioning, including integrating our solutions with our customers’ environments and third-party solutions. Our training programs are designed to enable our customers to use our solutions effectively and to maximize the value of our solutions. Our Customer Engagement solutions business includes training programs designed to certify our partners to sell, install, and support our solutions. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely online.

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

Customers

Our solutions are used by over 10,000 organizations in more than 180 countries. In the year ended January 31, 2019, we derived approximately 65% and 35% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. We are party to contracts with customers in both of our segments, the loss of which could have a material adverse effect on the segment.

In the year ended January 31, 2019, we derived approximately 54%, 26%, and 20% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. See also Note 16, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

For the year ended January 31, 2019, approximately one third of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Due to the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. Some of our customer engagements require us to have security credentials or to participate in projects through an approved legal entity.

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

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive R&D activities. In addition to the development of new solutions and the addition of capabilities to existing solutions, our R&D activities include quality assurance and advanced technical support for our customer services organization. In certain instances, primarily in our Cyber Intelligence segment, we may tailor our products to meet the particular requirements of our customers. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, Hungary, and Indonesia for our Customer Engagement segment; and in Israel, Germany, Brazil, Cyprus, Taiwan, the Netherlands, Romania, and Bulgaria for our Cyber Intelligence segment.

To support our research and development efforts, we make significant investments in R&D every year. We allocate our R&D resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, including our cloud hosting operations, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are disrupted, lost, or must be terminated, we may not be able to obtain substitutes or may face other difficulties” under Item 1A of this report.

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

Manufacturing, Suppliers, and Service Providers

While our primary focus is on developing and producing software, to accommodate customers’ desire for turnkey solutions, we also deliver solutions that incorporate third-party hardware components. This applies mainly to our Cyber Intelligence segment, as the majority of the solutions from our Customer Engagement segment are comprised of software and do not incorporate hardware components. We utilize both unaffiliated manufacturing subcontractors, as well as our internal operations, to produce, assemble, and deliver solutions incorporating hardware components. These internal operations consist primarily of installing our software on externally purchased hardware components, final assembly, repair, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also perform system integration functions prior to shipping turnkey solutions to our customers. Our internal operations are performed primarily in our German, Israeli, U.S. and Cypriot facilities for solutions in our Cyber Intelligence segment, and in our U.S. facility for certain solutions in our Customer Engagement segment. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have typically been able to obtain adequate supplies of all material components in a timely manner from alternative sources, when necessary. We also rely on third parties to provide certain services to us or to our customers. We deploy our cloud solutions on third-party cloud computing and hosting platforms. We provide our customers with service level commitments with respect to uptime and accessibility for these hosted offerings. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, including our cloud hosting operations, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are disrupted, lost, or must be terminated, we may not be able to obtain substitutes or may face other difficulties” under Item 1A of this report for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2019, we employed approximately 6,100 professionals, including certain contractors, with approximately 41%, 25%, 23%, and 11% of our employees and contractors located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively.

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

Patents

As of January 31, 2019, we had nearly 1,000 patents and patent applications worldwide, including more than 120 patent issuances or allowances during the past year. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

Licenses

Our customer and partner license agreements prohibit the unauthorized use, copying, and disclosure of our software technology and contain customer restrictions and confidentiality terms. These agreements generally warrant that the software and proprietary hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others.

We license our products in a format that does not permit users to change the software code. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, including our cloud hosting operations, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are disrupted, lost, or must be terminated, we may not be able to obtain substitutes or may face other difficulties” under Item 1A of this report.

While we employ many of our innovations exclusively in our own products and services, we also engage in outbound and inbound licensing of specific patented technologies. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms.

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

In our Customer Engagement segment, our competitors include Aspect Software, Inc., Genesys Telecommunications, Medallia Inc., NICE Systems Ltd., Nuance Communications, Inc., Pegasystems Inc., divisions of larger companies, including Microsoft Corporation, Oracle Corporation, SAP, and Salesforce.com, Inc., as well as many smaller companies, which can vary across regions. In our Cyber Intelligence segment, our competitors include BAE Systems plc, Elbit Systems Ltd., FireEye, Inc., Genetec Inc., IBM Corporation, JSI Telecom, Palantir Technologies, Inc., and Rohde & Schwarz GmbH & Co., KG, as well as a number of smaller companies and divisions of larger companies that compete with us in certain regions or only with respect to portions of our product portfolio.

In each of our operating segments, we believe that we compete principally on the basis of:

•	Product performance and functionality;

•	Product quality and reliability;

•	Breadth of product portfolio and pre-defined integrations;

•	Global presence, reputation, and high-quality customer service and support;

•	Specific domain expertise, industry knowledge, vision, and experience; and

•	Price.

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

Risks Related to Our Business

Competition, Markets, and Operations

Our business is impacted by changes in general economic conditions, and information technology and government spending in particular.

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the Customer Engagement market and the Cyber Intelligence market in certain periods and in certain regions. For the year ended January 31, 2019, approximately one third of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Macroeconomic changes, such as rising interest rates, significant changes in commodity prices, actual or threatened trade wars, or the implementation of the United Kingdom’s decision to exit the European Union (referred to as “Brexit”) may also impact demand for our products. Brexit could, among other outcomes, also disrupt the free movement of goods, services, and people between the U.K. and the E.U., have a detrimental impact on the U.K. and E.U. economy, and provide some disruption to business activities in all sectors. Customers or partners who are facing business challenges, reduced budgets, liquidity issues, or other impacts from such macroeconomic changes are also more likely to defer purchase decisions or cancel or reduce orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges. The introduction of products embodying new technology, new delivery platforms, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete. For example, in our Cyber Intelligence business, the increasing complexity and sophistication of security threats and prevalence of encrypted communications have created significantly greater challenges for our customers and for our solutions to address. In our Customer Engagement business, we see a continued shift to cloud-based solutions as well as market saturation for more mature solutions. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing needs of our customers. We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization. We must also develop and maintain the expertise of our employees as the needs of the market and our solutions evolve. If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow. We are also encountering new competitors as we expand into new markets or as new competitors expand into ours. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, superior brand recognition, superior margins, and significantly greater financial or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position. We also face competition from solutions developed internally by our customers or partners.  To the extent that we cannot compete effectively, our market share and results of operations, would be materially adversely affected.

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

Our future success depends on our ability to properly manage investments in our business and operations, execute on growth initiatives, and enhance our existing operations and infrastructure.

A key element of our long-term strategy is to continue to invest in and grow our business and operations, both organically and through acquisitions. Investments in, among other things, new markets, new products, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. However, such investments and efforts present challenges and risks and may not be successful, especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our profitability in the short-term.  To be successful in such efforts, we must be able to properly allocate limited investment dollars and other resources, prioritize among opportunities, projects, and implementations, balance the extent and timing of investments with the associated impact on profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets, or with the new solutions, in which we have invested.

Our success also depends on our ability to execute on other growth initiatives we are pursuing. For example, in our Customer Engagement segment, in addition to the other factors described in this section, our revenue and profitability objectives are highly dependent on our ability to continue to expand our cloud business and cloud operations, including keeping pace with the market transition to cloud-based software, making new sales, and managing the conversion of our maintenance base. In our Cyber Intelligence segment, in addition to the other factors described in this section, our profitability objectives are highly dependent on our ability to continue to shift our product mix towards software and away from professional services and hardware resales.

Our success also depends on our ability to effectively and efficiently enhance our existing operations. Our existing infrastructure, systems, security, processes, and personnel may not be adequate for our current or future needs. System upgrades or new implementations can be complex, time-consuming, and expensive and we cannot assure you that we will not experience problems during or following such implementations, including among others, potential disruptions in our operations or financial reporting.

If we are unable to properly manage our investments, execute on growth initiatives, and enhance our existing operations and infrastructure, our results of operations and market share may be materially adversely affected.

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

Acquisitions and investments are an important part of our growth strategy. Acquisitions and investments present significant challenges and risks to a buyer, including with respect to the transaction process, the integration of the acquired company or assets, and the post-closing operation of the acquired company or assets. If we are unable to successfully address these challenges and risks, we may experience both a loss on the investment and damage to our existing business, operations, financial results, and valuation.

The potential challenges and risks associated with acquisitions and investments include, among others:

•	the effect of the acquisition on our strategic position and our reputation, including the impact of the market’s reception of the transaction;

•	the impact of the acquisition on our financial position and results, including our ability to maintain and/or grow our revenue and profitability;

•
risk that we fail to successfully implement our business plan for the combined business, including plans to accelerate growth or achieve the anticipated benefits of the acquisition, such as synergies or economies of scale;

•	risk of unforeseen or underestimated challenges or liabilities associated with an acquired company’s business or operations;

•	management distraction from our existing operations and priorities;

•	risk that the market does not accept the integrated product portfolio;

•	challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems and processes;

•	retention risk with respect to key customers, suppliers, and employees and challenges in integrating and training new employees;

•	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses, and permits; and

•	potential impact on our systems, processes, and internal controls over financial reporting.

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities. Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the revolving credit facility under our senior credit agreement (the “2017 Credit Agreement”). Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

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

We offer our customers a broad solution portfolio with the flexibility to purchase a single point solution, which can be expanded over time, or a larger more comprehensive system. Regardless of the size of a customer’s purchase, many of our solutions are sophisticated and may represent a significant investment for our customers. As a result, our sales cycles can range in duration from as little as a few weeks to more than a year. Our larger sales typically require a minimum of a few months to consummate. As the length or complexity of a sales process increases, so does the risk of successfully closing the sale. Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities. Customers may also require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.

Longer sales cycles, competitive bid processes, and the need to educate customers means that:

•
There is greater risk of customers deferring, scaling back, or canceling sales as a result of, among other things, their receipt of a competitive proposal, changes in budgets and purchasing priorities, or the introduction or anticipated introduction of new or enhanced products by us or our competitors during the process.

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

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners, product development, project management and implementation, staffing, integration, services, and support. Our ability to develop, sell, implement, and support larger solutions and a broad solution portfolio is a competitive differentiator for us, which provides for diversification and more opportunities for growth, but also requires greater investment for us and presents challenges, including, among others, challenges associated with competition for limited internal resources, complex customer requirements, and project deadlines.

After the completion of a sale, our customers or partners may need assistance from us in making full use of the functionality of our solutions, in realizing all of their benefits, or in implementation generally. If we are unable to assist our customers and partners in realizing the benefits they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer.

The extended time frame and uncertainty associated with many of our sales opportunities also makes it difficult for us to accurately forecast our revenues (and attendant budgeting and guidance decisions) and increases the volatility of our operating results from period to period. Our ability to forecast and the volatility of our operating results is also impacted by the fact that pricing, margins, and other deal terms may vary substantially from transaction to transaction, especially across business lines. The terms of our transactions, including with respect to pricing, future deliverables, delivery model (e.g., perpetual license versus SaaS), and termination clauses, also impact the timing of our ability to recognize revenue. We recognize SaaS revenue over the term of the SaaS subscription, so as our SaaS revenue continues to grow and becomes a more significant component of our overall revenue, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses. This change in the pattern of recognition also means that increases or decreases in SaaS subscription activity impacts the amount of revenue recognized in both current and future periods. Because these transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue and creates challenges in managing our cloud transition and revenue mix. The deferral or loss of one or more significant orders or a delay in a large implementation can also materially adversely affect our operating results, especially in a given quarter. Larger transactions also increase the risk that our revenue and profitability becomes concentrated in a given period or over time. As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter. This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis. Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

If we are unable to establish and maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected.

Approximately half of our sales are made through partners, distributors, resellers, and systems integrators. To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with such third parties. We must often compete with other suppliers for these relationships and our competitors often seek to establish exclusive relationships with these sales channels or to become a preferred partner for them. Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, installation and maintenance, and price. Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. Some of our channel partners may also compete with us or have affiliates that compete with us, or may also partner with our competitors or offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, enabling, and adding to these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

For certain products, components, or services, including our cloud hosting operations, we rely on third-party suppliers, manufacturers, and partners, which may create significant exposure for us.

Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers and OEM partners for certain non-standard products or components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established suppliers, manufacturers, and partners wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of new or unique technologies that we have not developed internally.

If any of these suppliers, manufacturers, or partners experience financial, operational, manufacturing, or quality assurance difficulties, cease production or sale, or there is any other disruption in our supply, including as a result of the acquisition of a supplier or partner by a competitor, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delivery delays, and negatively impact our sales.  Although we endeavor to establish contractual protections with key providers, including source code escrows (where needed), warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

We also rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. We make contractual commitments to customers on the basis of these relationships and, in some cases, also entrust these providers with both our own sensitive data as well as the sensitive data of our customers (which may include sensitive end customer data). If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, end customers, or other third parties, regulatory issues, and reputational harm. If it is necessary to migrate these services to other providers as a result of poor performance, security issues or considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time, expense, or exposure to us, any of which could materially adversely affect our business.

If we cannot retain and recruit qualified personnel, our ability to operate and grow our business may be impaired.

We depend on the continued services of our management and employees to run and grow our business. To remain successful and to grow, we need to retain existing employees and attract new qualified employees, including in new markets and growth areas we may enter. Retention is an industry issue given the competitive technology labor market and as the millennial workforce continues to value multiple company experience over long tenure. As we grow, we must also enhance and expand our management team to execute on new and larger agendas and challenges. The market for qualified personnel is competitive in the geographies in which we operate and may be limited especially in areas of emerging technology. We may be at a disadvantage to larger companies with greater brand recognition or financial resources or to start-ups or other emerging companies in trending market sectors. Work visa restrictions, especially in the U.S., have also become significantly tighter in recent years, making it difficult or impossible to source qualified personnel from other countries or even to hire those already in the U.S. on current visas. Efforts we engage in to establish operations in new geographies where additional talent may be available, potentially at a lower cost, may be unsuccessful or fail to result in the desired cost savings.
If we are unable to attract and retain qualified personnel when and where they are needed, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with sales, our profitability may be adversely affected.

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

Israeli tax requirements may also place practical limitations on our ability to sell or engage in other transactions involving our Israeli companies or assets, to restructure our Israeli business, or to access funds in Israel.

Political factors related to our business or operations may adversely affect us.

We may experience negative publicity, reputational harm, or other adverse impacts on our business as a result of offering certain types of Cyber Intelligence solutions or if we sell such solutions to countries or customers that are considered disfavored by the media or political or social rights organizations, even where such activities or transactions are permissible under applicable law. The risk of these adverse impacts may also result in lost opportunities that impact our results of operations.

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

Contracting with government entities exposes us to additional risks inherent in the government procurement process.

We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes, adherence to complex procurement regulations, and other government-specific contractual requirements, including possible renegotiation or termination at the election of the government customer. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.

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

While we endeavor to implement policies, procedures, and systems designed to achieve compliance with these regulatory requirements, we cannot assure you that these policies, procedures, or systems will be adequate or that we or our personnel will not violate these policies and procedures or applicable laws and regulations. Violations of these laws or regulations may harm our reputation and deter government agencies and other existing or potential customers or partners from purchasing our solutions. Furthermore, non-compliance with applicable laws or regulations could result in fines, damages, criminal sanctions against us, our officers, or our employees, restrictions on the conduct of our business, and damage to our reputation.

Regulatory requirements, such as laws requiring telecommunications providers to facilitate the monitoring of communications by law enforcement or governing the purchase and use of security solutions like ours, may also influence market demand for many of our products and/or customer requirements for specific functionality and performance or technical standards. The domestic and international regulatory environment is subject to constant change, often based on factors beyond our control or anticipation, including political climate, budgets, and current events, which could reduce demand for our products or require us to change or redesign products to maintain compliance or competitiveness.

Increasing regulatory focus on information security and data privacy issues and expanding laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability.

As a global company, Verint is subject to global privacy and data security laws, and regulations. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in additional compliance obligations or new interpretations of existing laws and regulations. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our products and services as well as our innovation in new and emerging technologies. These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts or otherwise increase our exposure to customers, regulators, or other third parties.

Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for data transfers may be contested or invalidated. If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States, should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our business, financial condition and results of operations.

Information / Product Security and Intellectual Property

The mishandling or the perceived mishandling of sensitive information could harm our business.

Some of our products are used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities as well as personally identifiable information. While our customers’ use of our products does not provide us access to the customer’s sensitive or confidential information or data (or the information or data our customers may collect), we or our partners may receive or come into contact with such information or data, including personally identifiable information, when we are asked to perform services or support functions for our customers. We or our partners may also receive or come into contact with such information or data in connection with our SaaS or other hosted or managed services offerings. Customers are also increasingly focused on the security of our products and services and we continuously work to address these concerns, including through the use of encryption, access rights, and other customary security features, which vary based on the solution in question and customer requirements. We expect to receive, come into contact with, or become custodian of an increasing amount of customer data (including end customer data) as our cloud business and cloud operations expand, increasing our exposure if we or one of our hosting partners experiences an issue relating to the security or the proper handling of that information. We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of such information and data, including background screening of certain services personnel, non-disclosure agreements with employees and partners, access rules, and controls on our information technology systems. We also evaluate the information security of potential partners and vendors as part of our selection process and attempt to negotiate adequate protections from such third parties in our contracts. However, these policies, procedures, systems, and measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses or breaches affecting us, our partners, or our products or services, could reduce demand for our products or services or otherwise expose us to financial or reputational harm or legal liability.

Our solutions may contain defects or may be vulnerable to cyber-attacks, which could expose us to both financial and non-financial damages.

Our solutions may contain defects or may develop operational problems. This risk is amplified for our more sophisticated solutions. New products and new product versions, service models such as hosting, SaaS, and managed services, and the incorporation of third-party products or services into our solutions, also give rise to the risk of defects or errors. These defects or errors may relate to the operation or the security of our products or services, including third party components or services such as hosting. If we do not discover and remedy such defects, errors, or other operational or security problems until after a product has been released to customers or partners, we may incur significant costs to correct such problems and/or become liable for substantial damages for product liability claims or other liabilities.

Our solutions, including our cloud offerings, may be vulnerable to cyber-attacks even if they do not contain defects. If there is a successful cyber-attack on one of our products or services, even absent a defect or error, it may also result in questions regarding the integrity of our products or services generally, which could cause adverse publicity and impair their market acceptance and could have a material adverse effect on our results or financial condition.

We may be subject to information technology system breaches, failures, or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel. This information may be processed and maintained on our internal information technology systems or on systems hosted by third-party service providers. These systems, whether internal or external, may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, physical security breaches, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, or acts of terrorism or war. We have experienced cyber-attacks in the past and expect to continue to experience them in the future, potentially with greater frequency.  While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security systems, controls, and other procedures that we follow or those employed by our third-party service providers, may not prevent breaches, failures, or disruptions. Such breaches, failures, or disruptions could subject us to the loss, compromise, destruction, or disclosure of sensitive or confidential information or intellectual property, either of our own information or IP or that of our customers (including end customers) or other third parties that may have been in our custody or in the custody of our third-party service providers, financial losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including SaaS or other hosted or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting. Information system breaches or failures at one of our partners, including hosting providers or those who support other cloud-based offerings, may also result in similar adverse consequences. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

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

Some of our products contain free or open source software (together, “open source software”) and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or protections in the event the open source software infringes a third party’s intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products, including products inherited in acquisitions, will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products, including the need to seek licenses from third parties, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products.  Any of these developments could materially adversely affect our business.

Risks Related to Our Finances and Capital Structure

We have a significant amount of indebtedness, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At March 15, 2019, we had total outstanding indebtedness of approximately $817.6 million under our 2017 Credit Agreement and our 1.50% convertible senior notes due 2021 (the “Notes”), meaning that we are significantly leveraged. In addition, we have the ability to borrow additional amounts under our 2017 Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

In addition, because our indebtedness under our 2017 Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021, and we have approached the administrative agent under this facility to discuss the impact of the planned phase out. However, it is currently uncertain what, if any. alternative reference interest rates or other reforms will be enacted in response to the planned phase out, and we cannot assure you that an alternative to LIBOR (on which the Eurodollar Rate is based) that we find acceptable will be available to us.

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

If we are not able to generate sufficient cash domestically in order to fund our U.S. operations, strategic opportunities, and to service our debt, we may incur withholding taxes in order to repatriate certain overseas cash balances, or we may need to raise additional capital in the future.

On December 22, 2017 the Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted in the United States. The 2017 Tax Act included significant changes to corporate taxation in the United States including a mandatory one-time tax on accumulated earnings of foreign subsidiaries. As a result, all deferred foreign earnings not previously subject to U.S. income tax have now been taxed and we therefore do not expect to incur any significant additional U.S. taxes related to such amounts. However, certain unremitted earnings may be subject to foreign withholding tax upon repatriation to the United States.

If the cash generated by our domestic operations, plus certain foreign cash which we would repatriate and for which we have accrued the related withholding tax, is not sufficient to fund our domestic operations, our broader corporate initiatives such as acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate additional overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate foreign cash and incur a significant tax cost (in addition to amounts previously accrued) or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

We may be adversely affected by our acquisition of CTI or our historical affiliation with CTI and its former subsidiaries.

As a result of the February 2013 acquisition of our former parent company, CTI (the “CTI Merger”), CTI’s liabilities, including contingent liabilities, have been consolidated into our financial statements. If CTI’s liabilities are greater than represented, if the contingent liabilities we have assumed become fixed, or if there are obligations of CTI of which we were not aware at the time of completion of the CTI Merger, we may have exposure for those obligations and our business or financial condition could be materially and adversely affected. Adjustments to the CTI consolidated group’s tax liability for periods prior to the CTI Merger could also affect the net operating losses (“NOLs”) allocated to Verint as a result of the CTI Merger and cause us to incur additional tax liability in future periods. In addition, adjustments to the historical CTI consolidated group’s tax liability for periods prior to Verint’s IPO could affect the NOLs allocated to Verint in the IPO and cause us to incur additional tax liability in future periods.

We are entitled to certain indemnification rights from the successor to CTI’s business operations (Mavenir Inc.) under the agreements entered into in connection with the distribution by CTI to its shareholders of substantially all of its assets other than its interest in us (the “Comverse Share Distribution”) prior to the CTI Merger. However, there is no assurance that Mavenir will be willing and able to provide such indemnification if needed. If we become responsible for liabilities not covered by indemnification or substantially in excess of amounts covered by indemnification, or if Mavenir becomes unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

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

In addition, on December 22, 2017, the 2017 Tax Act was enacted in the United States. The 2017 Tax Act significantly revised the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations. Compliance with the 2017 Tax Act requires significant complex computations not previously required by U.S. tax law.

The key provisions of the 2017 Tax Act, which may significantly impact our current and future effective tax rates, include new limitations on the tax deductions for interest expense and executive compensation, elimination of the alternative minimum tax (“AMT”) and the ability to refund unused AMT credits over a four-year period, and new rules related to uses and limitations of NOL carryforwards. New international provisions add a new category of deemed income from our foreign operations, eliminate U.S. tax on foreign dividends (subject to certain restrictions), and add a minimum tax on certain payments made to foreign related parties.

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2019, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.6 billion, or approximately 57% of our total assets, as of January 31, 2019. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

Our international operations subject us to currency exchange risk.

We earn revenue, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the Israeli shekel, euro, British pound sterling, Singapore dollar, Brazilian real, and Australia dollar, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period, meaning that we are exposed to the impact of changes in currency exchange rates. In addition, our net income is impacted by the revaluation and settlement of monetary assets and liabilities denominated in currencies other than an entity’s functional currency, gains or losses on which are recorded within other income (expense), net. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. However, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.

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

The prices of our common stock and the Notes have been, and may continue to be, volatile. Those prices could be affected by any of the risk factors discussed in this Item. In addition, other factors that could impact the prices of our common stock and/or the Notes include:

•
announcements by us or our competitors regarding, among other things, strategic changes, new products, product enhancements or technological advances, acquisitions, major transactions, significant litigation or regulatory matters, stock repurchases, or management changes;

•
press or analyst publications, including with respect to changes in recommendations or earnings estimates or growth rates by financial analysts, changes in investors’ or analysts’ valuation measures for our securities, our credit ratings, our security solutions and customers, speculation regarding strategy or M&A, or market trends unrelated to our performance;

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
We lease a total of approximately 1,155,000 square feet of office space covering approximately 80 offices around the world and we own an aggregate of approximately 79,000 square feet of office space at three sites in Scotland, Germany, and Indonesia.

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
We lease approximately 133,000 square feet of space at a facility in Alpharetta, Georgia under a lease that expires in 2026. The Alpharetta facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Customer Engagement operations.
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
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 15, “Commitments and Contingencies” to our consolidated financial statements included under Item 8 of this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements, although changes in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available on commercially reasonable terms in all areas where we currently do business.

Item 3. Legal Proceedings

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our primary Israeli subsidiary, Verint Systems Limited (“VSL”), (Case Number 4186/09) and against our affiliate CTI (Case Number 1335/09). Also in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms. Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09), and against CTI (Case Number 1334/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

On October 31, 2012, CTI completed the Comverse Share Distribution, in which it distributed all of the outstanding shares of common stock of Comverse, Inc., its principal operating subsidiary and parent company of Comverse Limited, to CTI’s shareholders. In the period leading up to the Comverse Share Distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in Verint and in its then-subsidiary, Comverse, Inc.) to Comverse, Inc. or to unaffiliated third parties. As a result of these transactions, Comverse Inc. became an independent company and ceased to be affiliated with CTI, and CTI ceased to have any material assets other than its equity interests in Verint. Prior to the completion of the Comverse Share Distribution, the plaintiffs sought to compel CTI to set aside up to $150.0 million in assets to secure any future judgment, but the District Court did not rule on this motion. In February 2017, Mavenir Inc. became successor-in-interest to Comverse, Inc.

On February 4, 2013, Verint acquired the remaining CTI shell company in the CTI Merger. As a result of the CTI Merger, Verint assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the foregoing legal actions. However, under the terms of a Distribution Agreement entered into in connection with the Comverse Share Distribution, we, as successor to CTI, are entitled to indemnification from Comverse, Inc. (now Mavenir) for any losses we may suffer in our capacity as successor to CTI related to the foregoing legal actions.

Following an unsuccessful mediation process, on August 28, 2016, the District Court (i) denied the plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options and (ii) approved the plaintiffs’ motion to certify the suit as a class action with respect to claims of current or former employees of Comverse Limited (now part of

Mavenir) or of VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The court also ruled that the merits of the case would be evaluated under New York law. As a result of this ruling (which excluded claims related to Verint stock options from the case), one of the original plaintiffs in the case, Ms. Deutsch, was replaced by a new representative plaintiff, Mr. David Vaaknin. CTI appealed portions of the District Court’s ruling to the Israeli Supreme Court. On August 8, 2017, the Israeli Supreme Court partially allowed CTI’s appeal and ordered the case to be returned to the District Court to determine whether a cause of action exists under New York law based on the parties’ expert opinions.

Following a second unsuccessful round of mediation in mid to late 2018, the proceedings resumed. The plaintiffs have filed a motion to amend the class certification motion and CTI has filed a corresponding motion to dismiss and a response. The next court hearing is scheduled for April 2019.

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

Holders

There were approximately 1,750 holders of record of our common stock at March 15, 2019. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

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

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2014 through January 31, 2019, and the reinvestment of any dividends. The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2014 through January 31, 2019. This data is not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
1/14
1/15
1/16
1/17
1/18
1/19
Verint Systems Inc.
NASDAQ Composite
NASDAQ Computer & Data Processing

*$100 invested on 1/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

January 31,	2014	2015	2016	2017	2018	2019
Verint Systems Inc.	$100.00	$117.47	$80.57	$82.20	$91.88	$106.45
NASDAQ Composite Index	$100.00	$114.30	$115.10	$141.84	$189.26	$187.97
NASDAQ Computer & Data Processing Index	$100.00	$105.64	$132.80	$154.15	$223.67	$227.03

Note: This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150 million over two years. This program expired on March 29, 2018. We made a total of $46.9 million in repurchases under the program.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended January 31, 2019.

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

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Revenue	$1,229,747	$1,135,229	$1,062,106	$1,130,266	$1,128,436
Operating income	$114,235	$48,630	$17,366	$67,852	$79,111
Net income (loss)	$70,220	$(3,454)	$(26,246)	$22,228	$36,402
Net income (loss) attributable to Verint Systems Inc.	$65,991	$(6,627)	$(29,380)	$17,638	$30,931
Net income (loss) attributable to Verint Systems Inc. common shares	$65,991	$(6,627)	$(29,380)	$17,638	$30,931
Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$1.02	$(0.10)	$(0.47)	$0.29	$0.53
Diluted	$1.00	$(0.10)	$(0.47)	$0.28	$0.52
Weighted-average shares:
Basic	64,913	63,312	62,593	61,813	58,096
Diluted	66,245	63,312	62,593	62,921	59,374

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2019	2018	2017	2016	2015
Total assets	$2,867,027	$2,580,620	$2,362,784	$2,355,735	$2,340,452
Long-term debt, including current maturities	$782,128	$772,984	$748,871	$738,087	$726,258
Capital lease obligations, including current portions	$4,282	$4,350	$68	$—	$—
Total stockholders’ equity	$1,260,804	$1,132,336	$1,015,040	$1,068,164	$1,004,903

The consolidated financial data as of and for the year ended January 31, 2019 reflects our February 1, 2018 adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), further details for which appear in Note 2, “Revenue Recognition” to our consolidated financial statements included under Item 8 of this report.

During the five-year period ended January 31, 2019, we acquired a number of businesses, the operating results of which have been included in our consolidated financial statements since their respective acquisition dates. Further details regarding our business combinations for the three years ended January 31, 2019 appear in Note 5, “Business Combinations” to our consolidated financial statements included under Item 8 of this report.

In addition to business combinations, our consolidated operating results and consolidated financial condition during the five-year period ended January 31, 2019 included the following other notable transactions and items:

As of and for the year ended January 31,		Description
2018	•	Losses on early retirements of debt of $2.2 million, associated with refinancing and amending our Credit Agreement.
	•	Provisional deferred income tax expense of $15.0 million related to withholding on foreign earnings which may be repatriated.

2015	•	An income tax benefit of $44.4 million resulting from the reduction of a valuation allowance on our deferred income tax assets recorded in connection with a business combination.
	•	Losses on early retirements of debt of $12.5 million, primarily associated with an amendment to our Credit Agreement and the early partial retirement of our term loans.

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

Overview

Our Business

Verint is a global leader in Actionable Intelligence solutions. In a world of massive information growth, our solutions empower organizations with crucial, actionable insights and enable decision makers to anticipate, respond, and take action. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint’s Actionable Intelligence solutions, deployed in the cloud and on premises, to make more informed, timely, and effective decisions.

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest R&D teams focused on actionable intelligence consisting of 1,900 professionals. Our innovative solutions are backed-up by a strong IP portfolio with close to 1,000 patents and patent applications worldwide across data capture, artificial intelligence, unstructured data analytics, predictive analytics and automation.

Verint’s Actionable Intelligence strategy is focused on two use cases and the company has two operating segments: Customer Engagement Solutions and Cyber Intelligence Solutions. For the years ended January 31, 2019, 2018, and 2017, our Customer Engagement segment represented approximately 65%, 65%, and 66% of our total revenue, respectively, while for those same years, our Cyber Intelligence segment represented approximately 35%, 35%, and 34% of our total revenue, respectively.

Key Trends and Factors That May Impact our Performance

We see the following trends and factors which may impact our performance:

Customer Engagement

•
Reducing Complexity and Enhancing Agility. Many organizations have complex environments that were assembled over many years, with multiple legacy systems from many different vendors deployed in silos across the enterprise. To reduce complexity and simplify operations, these organizations are looking for new solutions that are open and flexible and make it easier to address evolving requirements, while protecting their legacy investments. Organizations are also seeking open platforms that address their customer engagement needs across many enterprise functions, including the contact center, back-office and branch operations, self-service, e-commerce, customer experience, marketing, IT, and compliance.

•
Modernizing Customer Engagement IT Architectures. Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. Organizations which are at different stages of migrating to the cloud and other modernization initiatives are also looking for vendors that can help them evolve customer engagement at their own pace with minimal disruption to their operations.

•
Automating Customer Engagement Operations. Many organizations are seeking solutions that incorporate machine learning and analytics to reduce manual work and increase workforce efficiency through automation. They also seek to empower their customers with self-service backed by AI-powered bots and human/bot collaboration, to elevate the customer experience in a fast, personalized way.

Cyber Intelligence

•
Security Threats Becoming Increasingly Pervasive and Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more difficult and complicated to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that can help them capture and analyze data from multiple sources to effectively and efficiently address the challenge of increased sophistication and complexity.

•
Shortage of Security Analysts Increasing the Need for Automation. Security organizations are using data mining solutions to help conduct investigations and generate actionable insights. Typically, data mining solutions require security organizations to employ intelligence analysts and data scientists to operate them. However, there is a shortage of such qualified personnel globally leading to elongated investigations and increased risk that security threats go undetected or are not addressed. To overcome this challenge, many security organizations are seeking advanced data mining solutions that automate functions historically performed manually to improve the quality and speed of investigations and intelligence production. These organizations are also increasingly seeking artificial intelligence and other advanced data analysis tools to gain intelligence faster with fewer analysts and data scientists.

•
Need for Predictive Intelligence as a Force Multiplier. Predictive intelligence is generated by correlating massive amounts of data from a wide range of disparate sources to uncover previously unknown connections, identify suspicious behaviors using advanced analytics, and predict future events. Predictive intelligence is a force multiplier, enabling security organizations to allocate resources more effectively to prioritize various operational tasks based on actionable intelligence. Security organizations are seeking advanced data mining solutions that can generate accurate and actionable predictive intelligence to shorten investigation times and empower their teams with greater insights.

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

Revenue Recognition

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, SaaS, managed services, product warranties, business advisory consulting and training services. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

We account for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized at a point in time (generally product revenue) and which portions must be deferred and recognized over time (generally services and support revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the creditworthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Typically, our customer contracts include perpetual or term-based licenses, professional services, and PCS. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Contracts that include software customization may result in the combination of the customization services with the software license as one distinct performance obligation. The transaction price is generally in the form of a fixed fee at contract inception, and excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer.

We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price (“SSP”) for each performance obligation. Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we estimate the SSP of each performance obligation based on either a cost-plus-margin approach or an adjusted market assessment approach. We may have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP.

We then look to how control transfers to the customer in order to determine the timing of revenue recognition. Software and product revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of software licenses earlier than the beginning of the renewal period. In contracts that include customer acceptance, we recognize revenue when we have delivered the software and received customer acceptance. We recognize revenue from PCS performance obligations, which includes software updates on a when-and-if-available basis, telephone support, and bug fixes or patches, over the term of the customer support agreement, which is typically one year. Revenue related to professional services and customer education services is typically recognized as the services are performed.

Some of our customer contracts require significant customization of the product to meet the particular requirements specified by each customer. The contract pricing is stated as a fixed amount and generally results in the transfer of control of the applicable performance obligation over time. We recognize revenue based on the proportion of labor hours expended to the total hours expected to complete the performance obligation. The determination of the total labor hours expected to complete the performance obligation on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known. We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract.

Our products are generally not sold with a right of return and credits and incentives granted have been minimal in both amount and frequency. Shipping and handling activities that are billed to customers and occur after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenue. Historically, these expenses have not been material.

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

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2019, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment.

In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect to bypass a qualitative assessment, or if our qualitative assessment indicates that goodwill impairment is more likely than not, we perform quantitative impairment testing. For quantitative impairment testing performed prior to February 1, 2018, we performed a two-step test by first comparing the carrying value of the reporting unit to its fair value. If the carrying value exceeded the fair value, a second step was performed to compute the goodwill impairment. Effective with our February 1, 2018 adoption of ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, if our quantitative testing determines that the carrying value of a reporting unit exceeds its fair value, goodwill impairment is recognized in an amount equal to that excess, limited to the total goodwill allocated to that reporting unit, eliminating the need for the second step.

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

For reporting units where we perform quantitative impairment testing, we utilize one or more of three primary approaches to assess fair value: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using valuation multiples of comparable companies, and (c) a transaction-based approach, using valuation multiples for recent acquisitions of similar businesses made in the marketplace.

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

Based upon our November 1, 2018 qualitative goodwill impairment review of each reporting unit, we determined that it is more likely than not that the fair value of each of our reporting units substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and a quantitative goodwill impairment test was not performed. Based on our November 1, 2017 quantitative goodwill impairment reviews, we concluded that the estimated fair values of all of our reporting units significantly exceeded their carrying values. Our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units carried goodwill of $1.3 billion, $124.9 million, and $22.3 million, respectively, at January 31, 2019.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our income tax provision involves the application of complex tax laws and requires significant judgment and estimates. On December 22, 2017, the 2017 Tax Act was enacted in the United States. The 2017 Tax Act significantly revised the Internal Revenue Code of 1986, as amended, and it included fundamental changes to taxation of U.S. multinational corporations. Compliance with the 2017 Tax Act requires significant complex computations not previously required by U.S. tax law.

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

During the three-year period ended January 31, 2019, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands, except per share data)	2019	2018	2017
Revenue	$1,229,747	$1,135,229	$1,062,106
Operating income	$114,235	$48,630	$17,366
Net income (loss) attributable to Verint Systems Inc.	$65,991	$(6,627)	$(29,380)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$1.02	$(0.10)	$(0.47)
Diluted	$1.00	$(0.10)	$(0.47)

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Our revenue increased approximately $94.5 million, or 8%, from $1,135.2 million in the year ended January 31, 2018 to $1,229.7 million in the year ended January 31, 2019.  The increase consisted of a $55.0 million increase in product revenue and a $39.5 million increase in service and support revenue.  In our Customer Engagement segment, revenue increased approximately $56.2 million, or 8%, from $740.1 million in the year ended January 31, 2018 to $796.3 million in the year ended January 31, 2019. The increase consisted of a $37.5 million increase in product revenue and an $18.7 million increase in service and support revenue. In our Cyber Intelligence segment, revenue increased approximately $38.3 million, or 10%, from $395.2 million in the year ended January 31, 2018 to $433.5 million in the year ended January 31, 2019.  The increase consisted of a $20.8 million increase in service and support revenue and $17.5 million increase in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 54%, 26%, and 20% of our total revenue, respectively, in the year ended January 31, 2019, compared to approximately 53%, 31%, and 16%, respectively, in the year ended January 31, 2018. Further details of changes in revenue are provided below.

Operating income was $114.2 million in the year ended January 31, 2019 compared to $48.6 million in the year ended January 31, 2018. This increase in operating income was primarily due to a $92.1 million increase in gross profit, reflecting increased gross profit in both of our segments and a decrease in amortization of acquired technology intangible assets, partially offset by a $26.5 million increase in operating expenses, which primarily consisted of an $18.5 million increase in net research and development expenses and an $11.2 million increase in selling, general and administrative expenses, partially offset by a $3.2 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $66.0 million, and diluted net income per common share was $1.00, in the year ended January 31, 2019, compared to a net loss attributable to Verint Systems Inc. of $6.6 million, and net loss per common share of $0.10, in the year ended January 31, 2018. These improved operating results in the year ended January 31, 2019 were primarily due to a $65.6 million increase in operating income, as described above, and a $14.9 million decrease in our provision for income taxes primarily resulting from a decrease in accrued withholding taxes and the release of certain valuation allowances, partially offset by a $6.8 million increase in total other expense, net, and a $1.1 million increase in net income attributable to our noncontrolling interests. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the year ended January 31, 2019 to average exchange rates for the year ended January 31, 2018, the U.S. dollar strengthened relative to the Brazilian real and Australian dollar resulting in an overall decrease in our revenue on a U.S. dollar-denominated basis. Furthermore, the U.S. dollar weakened relative to our hedged Israeli shekel rate, euro, and British pound sterling, resulting in an overall increase in operating expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2019, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2018, our revenue would have been approximately $0.7 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $7.8 million lower, which would have resulted in a $8.5 million increase in operating income.

As of January 31, 2019, we employed approximately 6,100 professionals, including part-time employees and certain contractors, compared to approximately 5,200 at January 31, 2018.

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

Operating income was $48.6 million in the year ended January 31, 2018 compared to $17.4 million in the year ended January 31, 2017.  This increase in operating income was primarily due to a $48.9 million increase in gross profit, reflecting increased gross profit in both of our segments, partially offset by an $17.7 million increase in operating expenses, which primarily consisted of a $19.6 million increase in net research and development expenses and an $8.0 million increase in selling, general and administrative expenses, partially offset by a $9.9 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

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

Revenue by Operating Segment

As described in Note 2, “Revenue Recognition” to our consolidated financial statements under Item 8 of this report, calculated revenue for the year ended January 31, 2019 without the adoption of ASU No. 2014-09 would have been lower than the revenue we are reporting under the new accounting guidance. However, the lower calculated revenue results not only from the impact of the new accounting guidance, but also from changes we made to our business practices in anticipation, and as a result, of the new accounting guidance. These business practice changes adversely impact the calculation of revenue under the prior accounting guidance and include, among other things, the way we manage our professional services projects, offer and deploy our solutions, structure certain customer contracts, and make pricing decisions. While the many variables, required assumptions, and other complexities associated with these business practice changes make it impractical to precisely quantify the impact of these changes, we believe that calculated revenue under the prior accounting guidance, but absent these business practice changes, would have been closer to the revenue we are reporting under the new accounting guidance.

The following table sets forth revenue for each of our operating segments for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,			% Change
(in thousands)	2019	2018	2017	2019 - 2018	2018 - 2017
Customer Engagement	$796,287	$740,067	$705,897	8%	5%
Cyber Intelligence	433,460	395,162	356,209	10%	11%
Total revenue	$1,229,747	$1,135,229	$1,062,106	8%	7%

Customer Engagement Segment

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Customer Engagement revenue increased approximately $56.2 million, or 8%, from $740.1 million in the year ended January 31, 2018 to $796.3 million in the year ended January 31, 2019. The increase consisted of a $37.5 million increase in product revenue and an $18.7 million increase in service and support revenue. The application of ASU No. 2014-09 primarily resulted in differences in the timing and amount of revenue recognition for term-based licenses, which under the new accounting standard are recognized at a point in time similar to perpetual licenses rather than over time, minimum guaranteed amounts related to usage-based licenses, and professional services for which payment is contingent upon the achievement of milestones. Excluding the impact of ASU No. 2014-09, Customer Engagement revenue increased approximately $26.2 million, or 4%, from $740.1 million in the year ended January 31, 2018 to $766.3 million in the year ended January 31, 2019, consisting of a $19.2 million increase in product revenue and a $7.0 million increase in service and support revenue. As noted at the top of this section, as a result of the adoption of ASU No. 2014-09, we made certain changes to our Customer Engagement contracting and business processes that would have otherwise not occurred under the prior revenue recognition guidance and we believe that absent these changes, revenue under the prior accounting guidance would have been closer to the revenue we are reporting under the new accounting guidance. Under either accounting standard, the increase in product revenue primarily reflects a higher aggregate value of executed perpetual and term-based license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The increase in service and support revenue was primarily attributable to an increase in our customer installed base, and the related support and SaaS revenue generated from this customer base. We continue to experience steady growth in services and support revenue, while product revenue growth is less predictable as the timing of our software license revenue can create significant fluctuations in our results as some large contracts can represent a significant share of our product revenue for a given period. Our business combinations can also affect our revenue mix depending on the nature of the underlying business acquired.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Customer Engagement revenue increased approximately $34.2 million, or 5%, from $705.9 million in the year ended January 31, 2017 to $740.1 million in the year ended January 31, 2018. The increase consisted of a $31.1 million increase in service and support revenue and a $3.1 million increase in product revenue. The increase in service and support revenue was primarily attributable to growth in sales of our cloud-based solutions during the year ended January 31, 2018. The increase in product revenue primarily reflects a modest increase in product deliveries during the year ended January 31, 2018. During the year ended January 31, 2018, we continued to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), an increase in services associated with customer product upgrades, and growth in our customer installed base, both organically and as a result of business combinations.

Cyber Intelligence Segment

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Cyber Intelligence revenue increased approximately $38.3 million, or 10%, from $395.2 million in the year ended January 31, 2018 to $433.5 million in the year ended January 31, 2019. The increase consisted of a $20.8 million increase in service and support revenue and an $17.5 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in revenue from our SaaS offerings, partially offset by a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the percentage of completion (“POC”) method. The increase in product revenue was primarily due to the adoption of ASU No. 2014-09 which resulted in differences in the timing and amount of revenue recognition for software licenses and a long-term customization project that was accepted by the customer during the year ended January 31, 2019, which had been previously recognized under prior revenue recognition accounting standards and an increase in product deliveries, including software licenses recognized over time, partially offset by a decrease in progress realized during the current period on long-term projects with revenue recognized over time using the POC method. Excluding the impact of ASU No. 2014-09, Cyber Intelligence revenue increased approximately

$20.5 million, or 5%, from $395.2 million in the year ended January 31, 2018 to $415.7 million in the year ended January 31, 2019. The increase consisted of a $20.8 million increase in service and support revenue, partially offset by a $0.3 million decrease in product revenue. As noted at the top of this section, as a result of the adoption of ASU No. 2014-09, we made certain changes to our Cyber Intelligence software licensing offerings that would have otherwise not occurred under the prior revenue recognition guidance and we believe that absent these changes, revenue under the prior accounting guidance would have been closer to the revenue we are reporting under the new accounting guidance.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Cyber Intelligence revenue increased approximately $39.0 million, or 11%, from $356.2 million in the year ended January 31, 2017 to $395.2 million in the year ended January 31, 2018. The increase consisted of a $20.9 million increase in service and support revenue and an $18.1 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in progress realized during the year on projects with revenue recognized using the POC method, some of which commenced in previous years, an increase in support services revenue from new and existing customers, and an increase in revenue from our SaaS offerings. The increase in product revenue was primarily due to an increase in product deliveries and, to a lesser extent, an increase in progress realized during the year on projects with revenue recognized using the POC method, some of which commenced in previous years.

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

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, cloud deployments, SaaS, managed services, product warranties, and business advisory consulting and training services.

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,			% Change
(in thousands)	2019	2018	2017	2019 - 2018	2018 - 2017
Product revenue	$454,650	$399,662	$378,504	14%	6%
Service and support revenue	775,097	735,567	683,602	5%	8%
Total revenue	$1,229,747	$1,135,229	$1,062,106	8%	7%

Product Revenue

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Product revenue increased approximately $55.0 million, or 14%, from $399.7 million for the year ended January 31, 2018 to $454.7 million for the year ended January 31, 2019, resulting from a $37.5 million increase in our Customer Engagement segment and a $17.5 million increase in our Cyber Intelligence segment.

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

Service and Support Revenue

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Service and support revenue increased approximately $39.5 million, or 5%, from $735.6 million for the year ended January 31, 2018 to $775.1 million for the year ended January 31, 2019, resulting from a $20.8 million increase in our Cyber Intelligence segment and an $18.7 million increase in our Customer Engagement segment.

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

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,			% Change
(in thousands)	2019	2018	2017	2019 - 2018	2018 - 2017
Cost of product revenue	$129,922	$131,989	$123,279	(2)%	7%
Cost of service and support revenue	293,888	276,582	261,978	6%	6%
Amortization of acquired technology	25,403	38,216	37,372	(34)%	2%
Total cost of revenue	$449,213	$446,787	$422,629	1%	6%

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

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Cost of product revenue decreased approximately $2.1 million, or 2%, from $132.0 million for the year ended January 31, 2018 to $129.9 million for the year ended January 31, 2019, primarily due to a decrease in third-party hardware costs and travel expenses related to on-site deliveries in our Cyber Intelligence segment. Our overall product gross margins increased from 67% in the year ended January 31, 2018 to 71% in the year ended January 31, 2019. Product gross margins in our Customer Engagement segment increased from 81% in the year ended January 31, 2018 to 84% in the year ended January 31, 2019 primarily due to a change in product mix. Product gross margins in our Cyber Intelligence segment increased from 57% in the year ended January 31, 2018 to 61% in the year ended January 31, 2019 primarily due to a decrease in third-party hardware costs as a result of a change in product mix and the implementation of a hardware cost reduction initiative for certain products. This decrease in third-party hardware costs was partially offset by the adoption of ASU No. 2014-09, which impacted product gross margins primarily due to a change in the timing of cost of product revenue recognition for certain customer contracts requiring significant customization, because unlike prior guidance, the new guidance precludes the deferral of costs simply to obtain an even profit margin over the contract term. Excluding the impact of the adoption of ASU No. 2014-09, our overall product gross margins increased to 70% in the year ended January 31, 2019 from 67% in the year ended January 31, 2018.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Cost of product revenue increased approximately $8.7 million, or 7%, from $123.3 million for the year ended January 31, 2017 to $132.0 million for the year ended January 31, 2018, primarily due to increased contractor expenses and, to a lesser extent, an increase in material costs in our Cyber Intelligence segment, driven primarily by increased revenue activity as discussed above. Our overall product gross margins were 67% in each of the years ended January 31, 2018 and 2017. Product gross margins in our Customer Engagement segment decreased slightly from 82% in the year ended January 31, 2017 to 81% in the year ended January 31, 2018 primarily due to a change in product mix. Product gross margins in our Cyber Intelligence segment were 57% in each of the years ended January 31, 2018 and 2017.

Cost of Service and Support Revenue

Cost of service and support revenue primarily consists of employee compensation and related expenses, contractor costs, hosting infrastructure costs, and travel expenses relating to installation, training, consulting, and maintenance services. Cost of service and support revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of service and support revenue is generally expensed as incurred in the period in which the services are performed.

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Cost of service and support revenue increased approximately $17.3 million, or 6%, from $276.6 million in the year ended January 31, 2018 to $293.9 million in the year ended January 31, 2019. The increase was primarily due to increased employee compensation and related expenses in both our Customer Engagement and Cyber Intelligence segments as a result of additional services employee headcount to support the delivery of our services and support revenue, and an increase in costs associated with providing our cloud-based solutions, which corresponds with growth in cloud-based revenue. Our overall service and support gross margins were 62% in each of the years ended January 31, 2019 and 2018. Cost of service and support revenue under the prior revenue recognition guidance did not differ materially from cost of service and support revenue under ASU No. 2014-09 in the year ended January 31, 2019.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Cost of service and support revenue increased approximately $14.6 million, or 6%, from $262.0 million in the year ended January 31, 2017 to $276.6 million in the year ended January 31, 2018. Cost of service and support revenue increased in our Customer Engagement segment primarily due to costs associated with providing our cloud-based solutions, which corresponds with growth in cloud-based revenue, and an increase in costs attributable to the use of contractors during the year ended January 31, 2018. Cost of service and support revenue increased in our Cyber Intelligence segment primarily due to costs associated with increased use of contractors as a result of increased revenue activity as discussed above. Our overall service and support gross margins were 62% in each of the years ended January 31, 2018 and 2017.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Amortization of acquired technology decreased approximately $12.8 million, or 34%, from $38.2 million in the year ended January 31, 2018 to $25.4 million in the year ended January 31, 2019. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2019, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Amortization of acquired technology increased approximately $0.8 million, or 2%, from $37.4 million in the year ended January 31, 2017 to $38.2 million in the year ended January 31, 2018. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the year ended January 31, 2017 for which a full year of amortization expense is reflected in the year ended January 31, 2018. This increase was partially offset by a decrease in amortization expense as a result of acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2018.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our consolidated financial statements included under Item 8 of this report.

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

The following table sets forth research and development, net for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,			% Change
(in thousands)	2019	2018	2017	2019 - 2018	2018 - 2017
Research and development, net	$209,106	$190,643	$171,070	10%	11%

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Research and development, net increased approximately $18.5 million, or 10%, from $190.6 million in the year ended January 31, 2018 to $209.1 million in the year ended January 31, 2019. The increase was primarily due to a $14.0 million increase in employee compensation and related expenses and a $4.1 million increase in allocated overhead costs as a result of increased R&D headcount, and a $5.7 million increase in contractor expenses primarily in our Cyber Intelligence segment, partially offset by a $3.3 million decrease in stock-based compensation expenses as a result of a change in bonus payment structure, a $1.7 million decrease in capitalized software development costs, and a $0.5 million decrease in R&D reimbursements received from government programs in the year ended January 31, 2019 compared to the year ended January 31, 2018.

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

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,			% Change
(in thousands)	2019	2018	2017	2019 - 2018	2018 - 2017
Selling, general and administrative	$426,183	$414,960	$406,952	3%	2%

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Selling, general and administrative expenses increased approximately $11.2 million, or 3%, from $415.0 million in the year ended January 31, 2018 to $426.2 million in the year ended January 31, 2019. This increase was primarily attributable to a $10.6 million increase in employee compensation expenses due to increased headcount as a result of recent business combinations, a $3.3 million increase in stock-based compensation expense as a result of a change in bonus payment structure, a $2.9 million increase in travel related expenses due primarily to increased travel expenses in our Customer Engagement segment, and a $1.9 million increase in depreciation expense on fixed assets used for general administration purposes. Additionally, selling, general and administrative expenses increased by $4.7 million due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $8.3 million in the year ended January 31, 2018 to a net benefit of $3.6 million during the year ended January 31, 2019, as the result of revised outlooks for several unrelated arrangements. These increases were partially offset by a $6.8 million decrease in allocated overhead costs, a $3.4 million decrease in facility expenses primarily due to the early termination of a facility lease in the EMEA region during the prior year, and a $2.7 million decrease in contractor expenses primarily due to the substantial completion of certain business agility initiatives in the prior year.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Selling, general and administrative expenses increased approximately $8.0 million, or 2%, from $407.0 million in the year ended January 31, 2017 to $415.0 million in the year ended January 31, 2018. This increase was primarily attributable to the following:

•	$8.5 million increase in employee compensation and related expenses attributed primarily to additional personnel driven by business combinations;

•	$5.0 million increase in professional fees resulting primarily from legal services provided in connection with business combinations;

•	$4.7 million increase in contractor expenses due primarily to business agility initiatives, including upgrading our business information systems;

•	$3.3 million charge for impairments of certain acquired customer-related intangible assets in our Customer Engagement segment;

•
$2.4 increase in stock-based compensation expense due primarily to business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the year ended January 31, 2017 for which a full year of stock-based compensation expense is reflected in the year ended January 31, 2018;

•	$2.0 million increase in software subscription expenses related to internal-use software; and

•
$1.8 million increase in rent expense associated with business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the year ended January 31, 2017 for which a full year of rent expense is reflected in the year ended January 31, 2018.

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
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,			% Change
(in thousands)	2019	2018	2017	2019 - 2018	2018 - 2017
Amortization of other acquired intangible assets	$31,010	$34,209	$44,089	(9)%	(22)%

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Amortization of other acquired intangible assets decreased approximately $3.2 million, or 9%, from $34.2 million in the year ended January 31, 2018 to $31.0 million in the year ended January 31, 2019 as a result of acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from business combinations that closed during the year ended January 31, 2019, as well as business combinations that closed during the prior year, for which a full year of amortization expense is reflected in the current year.

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Amortization of other acquired intangible assets decreased approximately $9.9 million, or 22%, from $44.1 million in the year ended January 31, 2017 to $34.2 million in the year ended January 31, 2018 as a result of acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from business combinations that closed during the year ended January 31, 2018, as well as business combinations that closed during the prior year, for which a full year of amortization expense is reflected in the year ended January 31, 2018.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our consolidated financial statements included under Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,			% Change
(in thousands)	2019	2018	2017	2019 - 2018	2018 - 2017
Interest income	$4,777	$2,477	$1,048	93%	136%
Interest expense	(37,344)	(35,959)	(34,962)	4%	3%
Losses on early retirements of debt	—	(2,150)	—	—%	*
Other (expense) income:
Foreign currency (losses) gains	(5,519)	6,760	(2,743)	(182)%	(346)%
Gains (losses) on derivatives	2,511	(17)	(322)	*	*
Other, net	(898)	(841)	(3,861)	7%	*
Total other (expense) income, net	(3,906)	5,902	(6,926)	(166)%	(185)%
Total other expense, net	$(36,473)	$(29,730)	$(40,840)	23%	(27)%

* Percentage is not meaningful.

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Total other expense, net, increased by $6.8 million from $29.7 million in the year ended January 31, 2018 to $36.5 million in the year ended January 31, 2019.

Interest expense increased to $37.3 million in the year ended January 31, 2019 from $36.0 million in the year ended January 31, 2018 primarily due to higher interest rates on outstanding borrowings during the year ended January 31, 2019, partially offset by a $1.0 million reversal of accrued interest related to a legal matter which was settled in the year ended January 31, 2019.

During the year ended January 31, 2018, we entered into a new credit agreement (the “2017 Credit Agreement”), which was subsequently amended, and terminated our Prior Credit Agreement (as defined in Note 7, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report). In connection with these transactions, we recorded $2.2 million of losses on early retirements of debt. There were no comparable charges in the year ended January 31, 2019.

We recorded $5.5 million of net foreign currency losses in the year ended January 31, 2019 compared to $6.8 million of net foreign currency gains in the year ended January 31, 2018. Foreign currency losses in the year ended January 31, 2019 resulted primarily from the strengthening of the U.S. dollar against the euro from January 31, 2018 to January 31, 2019, resulting in foreign currency losses on euro denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use a euro functional currency, the strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, the strengthening of the U.S. dollar against the British pound sterling, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use a British pound sterling functional currency, and the strengthening of the U.S. dollar against the Australian dollar, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use an Australian dollar functional currency.

In the year ended January 31, 2019, there were net gains on derivative financial instruments (not designated as hedging instruments) of $2.5 million, compared to insignificant net losses on such instruments for the year ended January 31, 2018. The net gains in the current period primarily reflected gains on an interest rate swap and contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

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

During the year ended January 31, 2018 we entered into the 2017 Credit Agreement with certain lenders and terminated our Prior Credit Agreement. In connection with these transactions, we recorded a $2.2 million loss on early retirement of debt. There were no comparable charges in the year ended January 31, 2017.

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

Provision for Income Taxes

The following table sets forth our provision for income taxes for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Provision for income taxes	$7,542	$22,354	$2,772

Year Ended January 31, 2019 compared to Year Ended January 31, 2018. Our effective income tax rate was 9.7% for the year ended January 31, 2019, compared to an effective income tax rate of 118.3% for the year ended January 31, 2018. For the year ended January 31, 2019, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 21.0% due to a net reduction in valuation allowances of $24.1 million, the mix and levels of income and losses among taxing jurisdictions, and changes in unrecognized income tax benefits. The net reduction in valuation allowance is primarily related to reductions in U.S. valuation allowances as a result of deferred tax liabilities recorded in connection with business combinations, and the utilization of significant NOLs, which reduced our deferred tax assets. As a result, we ended the year in a net federal deferred tax liability position in the U.S. The deferred income tax liabilities recorded in connection with business combinations were primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the business combination accounting.

In accordance with the provisions of SAB No. 118, as of January 31, 2018 we considered amounts related to the 2017 Tax Act to be reasonably estimated. During the year ended January 31, 2019, we refined and completed the accounting for the 2017 Tax Act as we obtained, prepared, and analyzed additional information and as additional legislative, regulatory, and accounting guidance and interpretations became available, resulting in no adjustment under SAB No. 118.

For the year ended January 31, 2018, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 33.8% due to withholding tax expense of $15.0 million, a benefit of $5.4 million related to the revaluation of U.S. deferred tax items resulting from the 2017 Tax Act, the mix and levels of income and losses among taxing jurisdictions, and changes in unrecognized income tax benefits. Our statutory rate for the year ended January 31, 2018 was 33.8% due to the 2017 Tax Act, which included a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending January 31, 2018 had a blended corporate tax rate of 33.8% which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the period. As a result of the 2017 Tax Act, we recorded a Transition Tax on previously untaxed foreign earnings. The Transition tax resulted in no impact to the tax provision as we used a portion of the NOL carryforward and released valuation allowances on the associated deferred tax assets resulting in a net impact of $0 to the tax provision. Foreign earnings subject to the Transition Tax will not be subject to further U.S. taxation upon repatriation. Therefore, we may repatriate certain foreign cash, a portion of which will be subject to a withholding tax. As such, withholding tax of $15 million was recorded. Also, we remeasured U.S. deferred tax items to reflect the reduced rate under the 2017 Tax Act resulting in the $5.4 million benefit. In addition, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was greater than the pre-tax losses in our domestic and foreign jurisdictions where we maintained valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $22.4 million on a pre-tax income of

$18.9 million, which represented an effective income tax rate of 118.3%. Excluding the net impact of the 2017 Tax Act, the result was an income tax provision of $12.7 million on pre-tax income of $18.9 million, resulting in an effective income tax rate of 67.3%

Year Ended January 31, 2018 compared to Year Ended January 31, 2017. Our effective income tax rate was 118.3% for the year ended January 31, 2018, compared to a negative effective income tax rate of 11.8% for the year ended January 31, 2017. For the year ended January 31, 2018, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 33.8% due to withholding tax expenses of $15 million, a benefit of $5.4 million related to the revaluation of U.S. deferred tax items, the mix and levels of income and losses among taxing jurisdictions, and changes in unrecognized income tax benefits. Our statutory rate for the year ended January 31, 2018 is 33.8% due to the 2017 Tax Act as discussed above.

For the year ended January 31, 2017, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% due to the release of $10.4 million of valuation allowances, and the mix and levels of income and losses among taxing jurisdictions, offset by changes in unrecognized income tax benefits. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with business combinations during the year ended January 31, 2017, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $2.8 million on a pre-tax loss of $23.5 million, which represented a negative effective income tax rate of 11.8%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $90 million and $103 million of net cash expended for business acquisitions during the years ended January 31, 2019 and 2018, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $399.4 million and $346.2 million as of January 31, 2019 and 2018, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $23.1 million and $28.4 million at January 31, 2019 and 2018, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of January 31, 2019, and withholding taxes of $15.0 million accrued as of January 31, 2019, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash and cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Cash and cash equivalents	$369,975	$337,942
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	42,262	33,303
Short-term investments	32,329	6,566
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$444,566	$377,811
Total debt, including current portions	$782,128	$772,984

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$215,251	$176,327	$172,415
Net cash used in investing activities	(175,723)	(146,194)	(116,442)
Net cash used in financing activities	(21,881)	(5,503)	(56,919)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,158)	4,251	(4,167)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$14,489	$28,881	$(5,113)

Our operating activities generated $215.3 million of cash during the year ended January 31, 2019, which was partially offset by $197.6 million of net cash used in combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items, and working capital changes. Operating activities generated $215.3 million of net cash during the year ended January 31, 2019, compared to $176.3 million generated during the year ended January 31, 2018. Our improved operating cash flow in the current year was primarily due to higher operating income, partially offset by the net effect of changes in operating assets and liabilities and the net effect of non-cash items, as compared to the prior year.

Operating activities generated $176.3 million of net cash during the year ended January 31, 2018, compared to $172.4 million generated during the year ended January 31, 2017. Our improved operating cash flow in the year ended January 31, 2018 reflected, in part, $3.6 million of lower combined interest and net income tax payments, compared to the prior year.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the year ended January 31, 2019, our investing activities used $175.7 million of net cash, including $90.0 million of net cash utilized for business acquisitions, $39.0 million of payments for property, equipment, and capitalized software development costs, $25.9 million of net purchases of short-term investments, and a $21.3 million increase in restricted bank time deposits during the period. Restricted bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. The cash used by these investing activities was partially offset by proceeds from settlements of our derivative financial instruments not designated as hedges.

During the year ended January 31, 2018, our investing activities used $146.2 million of net cash, including $103.0 million of net cash utilized for business acquisitions, $38.7 million of payments for property, equipment, and capitalized software development costs, $3.2 million of net purchases of short-term investments, and $1.7 million of net cash used by other investing activities.

During the year ended January 31, 2017, our investing activities used $116.4 million of net cash, including $141.8 million of net cash utilized for business acquisitions, and $29.9 million of payments for property, equipment, and capitalized software development costs. Partially offsetting those uses were $52.6 million of net proceeds from sales, maturities, and purchases of short-term investments and a $3.0 million decrease in restricted bank time deposits during the period associated with several large sales contracts.

We had no significant commitments for capital expenditures at January 31, 2019.

Net Cash Used in Financing Activities

For the year ended January 31, 2019, our financing activities used $21.9 million of net cash, the most significant portions of which were $10.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $6.0 million for repayments of borrowings and other financing obligations, dividend payments of $4.4 million to the noncontrolling interest holders in our joint venture, which serves as a systems integrator for certain Asian markets, and $0.2 million paid for costs related to the 2017 Credit Agreement.

For the year ended January 31, 2018, our financing activities used $5.5 million of net cash. Under the 2017 Credit Agreement, we received net proceeds of $424.5 million from the 2017 Term Loan, the majority of which was used to repay all $406.9 million that remained outstanding under the 2014 Term Loans (both the 2017 Term Loan and the 2014 Term Loans are as defined in Note 7, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report) at June 29, 2017 upon termination of the Prior Credit Agreement. In addition, under the 2018 Amendment, $19.9 million of the 2017 Term Loan was considered extinguished and replaced by new loans. We also used $5.1 million for repayments of borrowings and other financing obligations during the year. Other financing activities during the year included payments of $7.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $7.1 million paid for debt issuance costs related to the 2017 Credit Agreement, and dividend payments of $3.3 million to the noncontrolling interest holders in our joint venture.

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

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150 million over two years following the date of announcement. This program expired on March 29, 2018. We made a total of $46.9 million in repurchases and we did not acquire any shares of treasury stock during the year ended January 31, 2019 under the program.

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

As of January 31, 2019, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2019, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2019, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreements

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated the Prior Credit Agreement.

The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The majority of the proceeds from the 2017 Term Loan were used to repay all $406.9 million that remained outstanding under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. There were no borrowings under our Prior Revolving Credit Facility (as defined in Note 7, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report) at June 29, 2017.

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
As of January 31, 2019, the interest rate on the 2017 Term Loan was 4.52%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.70% at January 31, 2019.

In February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on the term loans under our Prior Credit Agreement, under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the Prior Credit Agreement was terminated on June 29, 2017, the 2016 Swap remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. The 2016 Swap is no longer formally designated as a cash flow hedge for accounting purposes, and therefore settlements are reported within other (expense) income, net on the consolidated statement of operations, not within interest expense.

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

The 2018 Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At January 31, 2019, our Leverage Ratio was approximately 2.3 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Contractual Obligations

At January 31, 2019, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$938,966	$29,098	$455,189	$45,308	$409,371
Operating lease obligations	129,379	22,769	41,099	32,034	33,477
Capital lease obligations	4,597	1,343	2,382	872	—
Purchase obligations	158,712	120,349	22,332	16,031	—
Other long-term obligations	286	47	94	94	51
Total contractual obligations	$1,231,940	$173,606	$521,096	$94,339	$442,899

The long-term debt obligations reflected above include projected interest payments over the term of our outstanding debt as of January 31, 2019, assuming interest rates consistent with those in effect for our 2017 Term Loan as of January 31, 2019.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2019, total expected future sublease income was $4.5 million and will range from $0.6 million to $0.9 million on an annual basis through February 2025.

We entered into leases for infrastructure equipment that qualify as capital leases during the years ended January 31, 2019 and 2018.

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

Our consolidated balance sheet at January 31, 2019 included $33.1 million of non-current tax reserves, net of related benefits (including interest and penalties of $4.6 million) for uncertain tax positions. However, these amounts are not included in the table above because we are unable to reasonably estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the year ended January 31, 2019, we made $13.6 million of payments under contingent consideration arrangements. As of January 31, 2019, potential future cash payments under contingent consideration arrangements, including consideration earned in completed performance periods which is still to be paid, total $150.1 million, the estimated fair value of which was $61.3 million, including $28.4 million reported in accrued expenses and other current liabilities, and $32.9 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of January 31, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Notes have a fixed annual interest rate of 1.50% and therefore do not have interest rate risk exposure. However, the fair values of the Notes are subject to interest rate risk, market risk, and other factors due to the convertible feature. The fair values of the Notes are also affected by our common stock price. Generally, the fair values of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. Changes in the fair values of the Notes do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value on our consolidated balance sheet, but we report the fair value of the Notes for disclosure purposes.

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

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The margin for the 2017 Term loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each defined in the 2017 Credit Agreement) leverage ratio. As of January 31, 2019, we have $418.6 million of outstanding term loan borrowings and no outstanding borrowings under the revolving credit facility. As of January 31, 2019, the interest rate on our term loan borrowings was 4.52%.

Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate risks associated with the variable interest rates on the term loan borrowings under the Prior Credit Agreement, in February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the Prior Credit Agreement was terminated on June 29, 2017, the 2016 Swap remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. Settlements with the counterparty under the 2016 Swap occur quarterly, and the agreement will terminate on September 6, 2019.

Prior to June 29, 2017, the 2016 Swap was designated as a cash flow hedge for accounting purposes. On June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the Prior Credit Agreement, the 2016 Swap was no longer designated as a cash flow hedge for accounting purposes and, because occurrence of the specific forecasted variable cash flows which had been hedged by the 2016 Swap agreement was no longer probable, the $0.9 million fair value of the 2016 Swap at that date was reclassified from accumulated other comprehensive income (loss) into the consolidated statement of operations as income within other income (expense), net. Ongoing changes in the fair value of the 2016 Swap agreement are now recognized within other income (expense), net in the consolidated statement of operations, not within interest expense. As of January 31, 2019, the fair value of the 2016 Swap was a gain of $2.1 million.

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap in September 2019, under which we will pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap is September 6, 2019, and settlements with the counterparty will occur on a quarterly basis, beginning on November 1, 2019. The 2018 Swap is designated as a cash flow hedge for accounting purposes and will terminate on June 29, 2024. As of January 31, 2019, the fair value of the 2018 Swap was a loss of $4.0 million.

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

The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021, and we have approached the administrative agent under this facility to discuss the impact of the planned phase out. However, it is currently uncertain what, if any, alternative reference interest rates or other reforms will be enacted in response to the planned phase out, and we cannot assure you that an alternative to LIBOR (on which the Eurodollar Rate is based) that we find acceptable will be available to us.

Excluding the impact of the interest swap agreement, upon our borrowings as of January 31, 2019, for each 1.00% increase in the applicable LIBOR rate, our annual interest expense would increase by approximately $4.2 million.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits, and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2019.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2019 and 2018, we had cash and cash equivalents totaling approximately $370.0 million and $337.9 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $65.5 million and $61.7 million, respectively, of restricted cash, cash equivalents, and restricted bank time deposits (including long-term portions) which were not available for general operating use. These restricted balances primarily represent deposits to secure bank guarantees in connection with customer sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $32.3 million and $6.6 million at January 31, 2019 and 2018, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2019, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2018. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and cash equivalents, bank time deposits, and short-term investments to increase or decrease by approximately $2.3 million, assuming a similar level of investments in the year ending January 31, 2020 as in the year ended January 31, 2019.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts, and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

Foreign Currency Exchange Risk

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there are changes in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in an unrealized gain or loss which is recorded as a component of accumulated other comprehensive loss within stockholders’ equity.

For the year ended January 31, 2019, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, Australia, and Singapore. We also generate some portion of our revenue in foreign currencies, mainly the euro, British pound sterling, Singapore dollar, and Australian dollar. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impact from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reported within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency losses of $5.5 million and $2.7 million, for the years ended January 31, 2019, and 2017, respectively, and gains of $6.8 million, for the year ended January 31, 2018.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels. These contracts are generally limited to durations of approximately 12 months or less. We have also periodically entered into foreign currency forward contracts to manage exposures resulting from forecasted customer collections denominated in currencies other than the respective entity’s functional currency and exposures from cash, cash equivalents, and short-term investments and accounts payable denominated in currencies other than the applicable functional currency.

During the year ended January 31, 2019, we recorded $1.9 million of net gains on foreign currency forward contracts not designated as hedges for accounting purposes. For the year ended January 31, 2018, net losses on foreign currency forward contracts not designated as hedges for accounting purposes were $2.5 million, and we recorded net losses of $0.3 million on such contracts for the year ended January 31, 2017. We had $0.7 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2019, with notional amounts totaling $123.0 million. We had $2.4 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2018, with notional amounts totaling $153.5 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2019. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $4.1 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $5.1 million.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
March 27, 2019

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$369,975	$337,942
Restricted cash and cash equivalents, and restricted bank time deposits	42,262	33,303
Short-term investments	32,329	6,566
Accounts receivable, net of allowance for doubtful accounts of $3.8 million and $2.2 million, respectively	375,663	296,324
Contract assets	63,389	—
Inventories	24,952	19,871
Deferred cost of revenue	10,302	6,096
Prepaid expenses and other current assets	87,474	82,090
Total current assets	1,006,346	782,192
Property and equipment, net	100,134	89,089
Goodwill	1,417,481	1,388,299
Intangible assets, net	225,183	226,093
Capitalized software development costs, net	13,342	9,228
Long-term deferred cost of revenue	4,630	2,804
Deferred income taxes	21,040	30,878
Other assets	78,871	52,037
Total assets	$2,867,027	$2,580,620

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$71,621	$84,639
Accrued expenses and other current liabilities	208,481	220,265
Current maturities of long-term debt	4,343	4,500
Contract liabilities	377,376	196,107
Total current liabilities	661,821	505,511
Long-term debt	777,785	768,484
Long-term contract liabilities	30,094	24,519
Deferred income taxes	43,171	35,305
Other liabilities	93,352	114,465
Total liabilities	1,606,223	1,448,284
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at January 31, 2019 and 2018, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 66,998,000 and 65,497,000 shares; outstanding 65,333,000 and 63,836,000 shares at January 31, 2019 and 2018, respectively	67	65
Additional paid-in capital	1,586,266	1,519,724
Treasury stock, at cost - 1,665,000 and 1,661,000 shares at January 31, 2019 and 2018, respectively	(57,598)	(57,425)
Accumulated deficit	(134,274)	(238,312)
Accumulated other comprehensive loss	(145,225)	(103,460)
Total Verint Systems Inc. stockholders' equity	1,249,236	1,120,592
Noncontrolling interests	11,568	11,744
Total stockholders' equity	1,260,804	1,132,336
Total liabilities and stockholders' equity	$2,867,027	$2,580,620

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2019	2018	2017
Revenue:
Product	$454,650	$399,662	$378,504
Service and support	775,097	735,567	683,602
Total revenue	1,229,747	1,135,229	1,062,106
Cost of revenue:
Product	129,922	131,989	123,279
Service and support	293,888	276,582	261,978
Amortization of acquired technology	25,403	38,216	37,372
Total cost of revenue	449,213	446,787	422,629
Gross profit	780,534	688,442	639,477
Operating expenses:
Research and development, net	209,106	190,643	171,070
Selling, general and administrative	426,183	414,960	406,952
Amortization of other acquired intangible assets	31,010	34,209	44,089
Total operating expenses	666,299	639,812	622,111
Operating income	114,235	48,630	17,366
Other income (expense), net:
Interest income	4,777	2,477	1,048
Interest expense	(37,344)	(35,959)	(34,962)
Losses on early retirements of debt	—	(2,150)	—
Other (expense) income, net	(3,906)	5,902	(6,926)
Total other expense, net	(36,473)	(29,730)	(40,840)
Income (loss) before provision for income taxes	77,762	18,900	(23,474)
Provision for income taxes	7,542	22,354	2,772
Net income (loss)	70,220	(3,454)	(26,246)
Net income attributable to noncontrolling interests	4,229	3,173	3,134
Net income (loss) attributable to Verint Systems Inc.	$65,991	$(6,627)	$(29,380)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$1.02	$(0.10)	$(0.47)
Diluted	$1.00	$(0.10)	$(0.47)

Weighted-average common shares outstanding:
Basic	64,913	63,312	62,593
Diluted	66,245	63,312	62,593

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended January 31,
(in thousands)	2019	2018	2017
Net income (loss)	$70,220	$(3,454)	$(26,246)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(34,485)	49,810	(42,130)
Net increase from available-for-sale securities	—	—	110
Net (decrease) increase from foreign exchange contracts designated as hedges	(4,774)	3,042	2,750
Net (decrease) increase from interest rate swap designated as a hedge	(4,028)	(1,021)	1,021
Benefit (provision) for income taxes on net (decrease) increase from foreign exchange contracts and interest rate swap designated as hedges	1,466	85	(693)
Other comprehensive (loss) income	(41,821)	51,916	(38,942)
Comprehensive income (loss)	28,399	48,462	(65,188)
Comprehensive income attributable to noncontrolling interests	4,173	3,693	2,854
Comprehensive income (loss) attributable to Verint Systems Inc.	$24,226	$44,769	$(68,042)

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164
Net (loss) income	—	—	—	—	(29,380)	—	(29,380)	3,134	(26,246)
Other comprehensive loss	—	—	—	—	—	(38,662)	(38,662)	(280)	(38,942)
Stock-based compensation - equity-classified awards	—	—	55,123	—	—	—	55,123	—	55,123
Exercises of stock options	1	—	7	—	—	—	7	—	7
Common stock issued for stock awards and stock bonuses	1,458	1	6,952	—	—	—	6,953	—	6,953
Treasury stock acquired	(1,306)	—	—	(46,896)	—	—	(46,896)	—	(46,896)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,421)	(2,421)
Tax effects from stock award plans	—	—	(702)	—	—	—	(702)	—	(702)
Balances as of January 31, 2017	62,419	64	1,449,335	(57,147)	(230,816)	(154,856)	1,006,580	8,460	1,015,040
Net (loss) income	—	—	—	—	(6,627)	—	(6,627)	3,173	(3,454)
Other comprehensive income	—	—	—	—	—	51,396	51,396	520	51,916
Stock-based compensation - equity-classified awards	—	—	57,414	—	—	—	57,414	—	57,414
Common stock issued for stock awards and stock bonuses	1,424	1	12,975	—	—	—	12,976	—	12,976
Treasury stock acquired	(7)	—	—	(278)	—	—	(278)	—	(278)
Initial noncontrolling interest related to business combination	—	—	—	—	—	—	—	2,300	2,300
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	595	595
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,304)	(3,304)
Cumulative effect of adoption of ASU No. 2016-16	—	—	—	—	(869)	—	(869)	—	(869)
Balances as of January 31, 2018	63,836	65	1,519,724	(57,425)	(238,312)	(103,460)	1,120,592	11,744	1,132,336
Net income	—	—	—	—	65,991	—	65,991	4,229	70,220
Other comprehensive loss	—	—	—	—	—	(41,765)	(41,765)	(56)	(41,821)
Stock-based compensation - equity-classified awards	—	—	57,659	—	—	—	57,659	—	57,659
Common stock issued for stock awards and stock bonuses	1,501	2	8,883	—	—	—	8,885	—	8,885
Treasury stock acquired	(4)	—	—	(173)	—	—	(173)	—	(173)
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	60	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(4,409)	(4,409)
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	38,047	—	38,047	—	38,047
Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$70,220	$(3,454)	$(26,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,915	105,730	114,257
Provision for doubtful accounts	2,746	559	1,791
Stock-based compensation, excluding cash-settled awards	66,657	69,296	65,421
Amortization of discount on convertible notes	11,850	11,243	10,668
Benefit from deferred income taxes	(3,017)	(7,533)	(16,941)
Excess tax benefits from stock award plans	—	—	(6)
Non-cash (gains) losses on derivative financial instruments, net	(2,511)	17	323
Losses on early retirements of debt	—	2,150	—
Other non-cash items, net	(2,328)	(428)	7,666
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(21,520)	(23,512)	(353)
Contract assets	5,751	—	—
Inventories	(8,208)	(2,865)	(286)
Deferred cost of revenue	1,400	282	7,124
Prepaid expenses and other assets	(6,153)	(2,030)	4,941
Accounts payable and accrued expenses	(15,648)	10,158	(9,521)
Contract liabilities	32,919	9,686	8,705
Other liabilities	(7,328)	8,599	4,987
Other, net	1,506	(1,571)	(115)
Net cash provided by operating activities	215,251	176,327	172,415

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(90,022)	(102,978)	(141,803)
Purchases of property and equipment	(31,686)	(35,530)	(27,540)
Purchases of investments	(59,065)	(11,875)	(36,761)
Maturities and sales of investments	33,118	8,721	89,342
Settlements of derivative financial instruments not designated as hedges	1,335	(1,558)	(349)
Cash paid for capitalized software development costs	(7,320)	(3,126)	(2,338)
Change in restricted bank time deposits, including long-term portion	(21,304)	362	3,007
Other investing activities	(779)	(210)	—
Net cash used in investing activities	(175,723)	(146,194)	(116,442)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	444,341	—
Repayments of borrowings and other financing obligations	(5,983)	(431,888)	(3,308)
Payments of equity issuance, debt issuance, and other debt-related costs	(206)	(7,137)	(249)
Proceeds from exercises of stock options	4	—	7
Dividends paid to noncontrolling interest	(4,409)	(3,304)	(2,421)
Purchases of treasury stock	(173)	—	(46,896)
Excess tax benefits from stock award plans	—	—	6
Payments of contingent consideration for business combinations (financing portion) and other financing activities	(11,114)	(7,515)	(4,058)
Net cash used in financing activities	(21,881)	(5,503)	(56,919)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,158)	4,251	(4,167)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	14,489	28,881	(5,113)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	398,210	369,329	374,442

Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$412,699	$398,210	$369,329

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$369,975	$337,942	$307,363
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	40,152	32,955	8,237
Restricted cash and cash equivalents included in other assets	2,572	27,313	53,729
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$412,699	$398,210	$369,329

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. In a world of massive information growth, our solutions empower organizations with crucial, actionable insights and enable decision makers to anticipate, respond, and take action. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint’s Actionable Intelligence solutions, deployed in the cloud and on premises, to make more informed, timely, and effective decisions.

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. Our research and development (“R&D”) team is focused on actionable intelligence and is comprised of approximately 1,900 professionals. Our innovative solutions are backed-up by a strong IP portfolio with close to 1,000 patents and patent applications worldwide across data capture, artificial intelligence, unstructured data analytics, predictive analytics and automation.

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

Restricted Cash and Cash Equivalents, and Restricted Bank Time Deposits

Restricted cash and cash equivalents, and restricted bank time deposits are pledged as collateral or otherwise restricted as to use for vendor payables, general liability insurance, workers’ compensation insurance, warranty programs, and other obligations.

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. As of

January 31, 2019 we held no marketable debt securities. As of January 31, 2018, we held $2.0 million of marketable debt securities. Investments with maturities in excess of one year are included in other assets.

Accounts Receivable, Net

Trade accounts receivable are comprised of invoiced amounts due from customers for which we have an unconditional right to collect and are not interest-bearing. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable.

Please refer to Note 2, “Revenue Recognition” under the heading “Financial Statement Impact of Adoption” for a description of the presentation changes made to accounts receivable on our consolidated balance sheet as of February 1, 2018, with the adoption of the new revenue accounting standard.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, bank time deposits, short-term investments, trade accounts receivable, and contract assets (unbilled amounts previously included in accounts receivable). We invest our cash in bank accounts, certificates of deposit, and money market accounts with major financial institutions, in U.S. government and agency obligations, and in debt securities of corporations. By policy, we seek to limit credit exposure on investments through diversification and by restricting our investments to highly rated securities.

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable and contract assets are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. There are two customers in our Cyber Intelligence segment that combined accounted for $84.3 million and $99.7 million of our aggregated accounts receivable and contract assets, at January 31, 2019 and 2018, respectively. These customers are governmental agencies outside of the U.S. which we believe present insignificant credit risk.

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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Allowance for doubtful accounts, beginning of year	$2,217	$1,842	$1,170
Provisions charged to expense	2,746	559	1,791
Amounts written off	(1,172)	(482)	(1,484)
Other, including fluctuations in foreign exchange rates	(14)	298	365
Allowance for doubtful accounts, end of year	$3,777	$2,217	$1,842

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. The vast majority of equipment, furniture and other is depreciated over periods ranging from three to seven years. Software is typically depreciated over periods ranging from three to four years. Buildings are depreciated over periods ranging from ten to twenty-five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Capital leased assets are amortized over the related lease term.

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

We conduct our business through two operating segments, which are also our reportable segments, Customer Engagement Solutions (“Customer Engagement”) and Cyber Intelligence Solutions (“Cyber Intelligence”). Organizing our business through two operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products, and technology. Our Chief Executive Officer is our CODM, who regularly reviews segment revenue and segment operating contribution when assessing the financial performance of our segments and allocating resources.

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

Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. When determining segment contribution, we do not allocate certain operating expenses, which are provided by shared resources or are otherwise generally not controlled by segment management. These expenses are reported as “Shared support expenses” when reconciling segment contribution to operating income, the majority of which are expenses for administrative support functions, such as information technology, human resources, finance, legal, and other general corporate support, and for occupancy expenses. These unallocated expenses also include procurement, manufacturing support, and logistics expenses.

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

Please refer to Note 16, “Segment, Geographic, and Significant Customer Information” for further details regarding our operating segments.

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

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2019, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2019 and 2018.

Fair Values of Financial Instruments

Our recorded amounts of cash and cash equivalents, restricted cash and cash equivalents, and restricted bank time deposits, accounts receivable, contract assets, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments. We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

Revenue Recognition

We account for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted on February 1, 2018, using the modified retrospective transition method. For further discussion of our accounting policies related to revenue see Note 2, “Revenue Recognition.”

Cost of Revenue

Our cost of revenue includes costs of materials, compensation and benefit costs for operations and service personnel, subcontractor costs, royalties and license fees related to third-party software included in our products, cloud infrastructure costs, depreciation of equipment used in operations and service, amortization of capitalized software development costs and certain purchased intangible assets, and related overhead costs. Costs that relate to satisfied (or partially satisfied) performance obligations in customer contracts (i.e. costs that relate to past performance) are expensed as incurred. Please refer to Note 2, “Revenue Recognition” under the heading “Costs to Obtain and Fulfill Contracts” for further details regarding customer contract costs.

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

Internal-Use Software

We capitalize costs associated with software that is acquired, internally developed or modified solely to meet our internal needs. Capitalization begins when the preliminary project stage has been completed and management with the relevant authority authorizes and commits to the funding of the project. These capitalized costs include external direct costs utilized in developing or obtaining the applications and expenses for employees who are directly associated with the development of the applications. Capitalization of such costs continues until the project is substantially complete and is ready for its intended purpose. Capitalized costs of computer software developed for internal use are generally amortized over estimated useful lives of four years on a straight-line basis, which best represents the pattern of the software’s use.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our income tax provision involves the application of complex tax laws and requires significant judgment and estimates. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted in the United States. The 2017 Tax Act significantly revised the Internal Revenue Code of 1986, as amended, and it included fundamental changes to taxation of U.S. multinational corporations. Compliance with the 2017 Tax Act requires significant complex computations not previously required by U.S. tax law.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $5.5 million for the year ended January 31, 2019, net foreign currency gains of $6.8 million for the year ended January 31, 2018, and net foreign currency losses of $2.7 million for the year ended January 31, 2017.

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

Net Income (Loss) Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net income (loss) per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net income per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award’s vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions.

We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of our 1.50% convertible senior notes due June 1, 2021 (the “Notes”), further details for which appear in Note 7, “Long-Term Debt”. We currently intend to settle the principal amount of the Notes in cash upon conversion and as a result, only the amounts payable in excess of the principal amounts of the Notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

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

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, associated with the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We adopted this amended guidance on February 1, 2018, using a prospective transition approach, which did not have an impact on our consolidated financial statements.

We concluded that all equity investments within the scope of ASU No. 2016-01, previously accounted for under the cost method, do not have readily determinable fair values. Accordingly, the value of these investments beginning February 1, 2018 has been measured using the measurement alternative, as noted above. As of January 31, 2019, the carrying amount of our equity investments without readily determinable fair values was $3.8 million. During the year ended January 31, 2019, we did not recognize any impairments or other adjustments.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The clarifications provided by this guidance did not have a material impact on our consolidated statement of cash flows.

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

As a result of the adoption of ASU No. 2016-18, we adjusted the previously reported consolidated statements of cash flows for the years ended January 31, 2018 and 2017 as follows:

	Year Ended January 31, 2018
	As Previously Reported	Adjustments	As Adjusted
Net cash provided by operating activities	$176,327	$—	$176,327
Net cash used in investing activities	(144,481)	(1,713)	(146,194)
Net cash used in financing activities	(5,503)	—	(5,503)
Foreign currency effect on cash, cash equivalents, restricted cash, and restricted cash equivalents	4,236	15	4,251
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	30,579	(1,698)	28,881
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	307,363	61,966	369,329
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$337,942	$60,268	$398,210

	Year Ended January 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Net cash provided by operating activities	$172,415	$—	$172,415
Net cash used in investing activities	(156,028)	39,586	(116,442)
Net cash used in financing activities	(56,919)	—	(56,919)
Foreign currency effect on cash, cash equivalents, restricted cash, and restricted cash equivalents	(4,210)	43	(4,167)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(44,742)	39,629	(5,113)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	352,105	22,337	374,442
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$307,363	$61,966	$369,329

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If an entity determines that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If this threshold is not met, in order to be considered a business the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. We prospectively adopted ASU No. 2017-01 on February 1, 2018, and the adoption had no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. We elected to early adopt this standard as of February 1, 2018 and the effects of adoption were not material to our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. This update better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements, and improves disclosures of hedging arrangements. We early adopted this standard on February 1, 2018 on a prospective basis. The effects of this standard on our consolidated financial statements were not material.

New Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently reviewing this standard to assess the impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to
The Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently reviewing this standard to assess the impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the entity must recast its comparative period financial statements and provide disclosures required by the new standard for the comparative periods. We adopted the new standard on February 1, 2019 using the effective date as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the transition package of practical expedients available in the standard, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs and the practical expedient to not account for lease and non-lease components separately. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We currently anticipate that the adoption of this new standard will materially affect our consolidated balance sheets by recognizing new right-of-use (“ROU”) assets and lease liabilities for operating leases. We expect adoption of the standard will result in the recognition of ROU assets of approximately $90.0 million to $100.0 million and lease liabilities of approximately $100.0 million to $110.0 million at February 1, 2019, with the most significant impact from recognition of ROU assets and lease liabilities related to our office space operating leases. The impact on our results of operations and cash flows is not expected to be material. We are implementing a new lease accounting system and updating our processes and controls in preparation for the adoption of the new standard, including the requirement to provide significant new disclosures about our leasing activities. Please refer to Note 15, “Commitments and Contingencies” for additional information about our leases, including the future minimum lease payments for our operating leases at January 31, 2019.

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

Nature of Goods and Services

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products, and the sale of hardware products, and (b) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, cloud deployments, SaaS, managed services, product warranties, business advisory consulting, and training services.

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

Our SaaS contracts are typically comprised of a right to access our software, maintenance, and hosting fees. We do not provide the customer the contractual right to take possession of the software at any time during the hosting period under these contracts. The customer can only benefit from the SaaS license and the maintenance when combined with the hosting service as the hosting service is the only way for the customer to access the software and benefit from the maintenance services. Accordingly, each of the license, maintenance, and hosting services is not considered a distinct performance obligation in the context of the contract, and are combined into a single performance obligation (“SaaS services”) and recognized ratably over the contract period. Our SaaS customer contracts can consist of fixed, variable, and usage based fees. Typically, we invoice a portion of the fees at the outset of the contract and then monthly or quarterly thereafter. Certain SaaS contracts include a nonrefundable upfront fee for setup services, which are not distinct from the SaaS services. Non-distinct setup services represent an advanced payment for future SaaS services, and are recognized as revenue when those SaaS services are satisfied, unless the nonrefundable fee is considered to be a material right, in which case the nonrefundable fee is recognized over the expected benefit period, which includes anticipated SaaS renewals. We determine SSP for our SaaS services based on the price at which the performance obligation is sold separately, which is observable through past SaaS renewal transactions. We satisfy our SaaS services by providing access to our software over time and processing transactions for usage based contracts. For non-usage based fees, the period of time over which we perform is commensurate with the contract term because that is the period during which we have an obligation to provide the service. The performance obligation is recognized on a time elapsed basis, by month for which the services are provided.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue for our Customer Engagement and Cyber Intelligence segments by product revenue and service and support revenue, as well as by the recurring or nonrecurring nature of revenue for each business segment. Recurring revenue is the portion of our revenue that we believe is likely to be renewed in the future, and primarily consists of initial and renewal PCS, SaaS, term-based licenses, managed services, sales-and-usage based royalties, and subscription licenses recognized over time. The recurrence of these revenue streams in future periods depends on a number of factors including contractual periods and customers' renewal decisions. Nonrecurring revenue primarily consists of our perpetual licenses, long-term customization projects that are recognized over time as control transfers to the customer using a percentage of completion (“POC”) method, consulting, implementation and installation services, training, and hardware.

	Year Ended January 31, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$221,721	$232,929	$454,650
Service and support	574,566	200,531	775,097
Total revenue	$796,287	$433,460	$1,229,747

Revenue by recurrence:
Recurring revenue	$465,671	$165,265	$630,936
Nonrecurring revenue	330,616	268,195	598,811
Total revenue	$796,287	$433,460	$1,229,747

The following table provides a further disaggregation of revenue for our Customer Engagement segment. Cloud revenue primarily consists of SaaS and managed services revenue recognized over time and term-based licenses, which are recognized at a point in time.

(in thousands)	Year Ended January 31, 2019
Customer Engagement revenue:
Cloud	$150,743
Other	645,544
Total Customer Engagement revenue	$796,287

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	January 31, 2019
Accounts receivable, net	$375,663
Contract assets	63,389
Long-term contract assets (included in other assets)	1,375
Contract liabilities	377,376
Long-term contract liabilities	30,094

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to our significantly customized solutions as the right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and had no asset impairment related to contract assets in the period. There are two customers in our Cyber Intelligence segment that accounted for a combined $34.9 million and $62.3 million of our contract assets (unbilled amounts previously included in accounts receivable) at January 31, 2019 and January 31, 2018, respectively. These customers are governmental agencies outside of the U.S. which we believe present insignificant credit risk. Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract.

Revenue recognized during the year ended January 31, 2019 from amounts included in contract liabilities at February 1, 2018 was $303.0 million. During the year ended January 31, 2019, we transferred $60.3 million to accounts receivable from contract assets recognized at February 1, 2018, as a result of the right to the transaction consideration becoming unconditional. We recognized $63.8 million of contract assets during the year ended January 31, 2019. Contract assets recognized during the period primarily related to our rights to consideration for work completed but not billed on long-term Cyber Intelligence contracts.

Remaining Performance Obligations

The majority of our arrangements are for periods of up to three years, with a significant portion being one year or less. We had $1.0 billion of remaining performance obligations as of January 31, 2019. We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. We currently expect to recognize approximately 65% of our remaining revenue backlog over the next twelve months and the remainder thereafter. The timing and amount of revenue recognition for our remaining performance obligations is influenced by several factors, including seasonality, the timing of PCS renewals, and the revenue recognition for certain projects, particularly in our Cyber Intelligence segment, that can extend over longer periods of time, delivery under which, for various reasons, may be delayed, modified, or canceled. Further, we have historically generated a large portion of our business each quarter by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of remaining obligations may not be a meaningful indicator of future results.

Costs to Obtain and Fulfill Contracts

We capitalize commissions paid to internal sales personnel and agent commissions that are incremental to obtaining customer contracts. We have determined that these commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized sales and agent commissions are amortized on a straight-line basis over the period the goods or services are transferred to the customer to which the assets relate, which ranges from immediate to as long as six years, if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. A portion of the initial commission payable on the majority of Customer Engagement contracts is amortized over the anticipated PCS renewal period, which is generally four to six years, due to commissions paid on PCS renewal contracts not being commensurate with amounts paid on the initial contract.

Total capitalized costs to obtain contracts were $36.3 million as of January 31, 2019, of which $6.5 million is included in prepaid expenses and other current assets and $29.8 million is included in other assets on our consolidated balance sheet. During the year ended January 31, 2019, we expensed $45.7 million, of sales and agent commissions, which are included in selling, general and administrative expenses and there was no impairment loss recognized for these capitalized costs.

We capitalize costs incurred to fulfill our contracts when the costs relate directly to the contract and are expected to generate resources that will be used to satisfy the performance obligation under the contract and are expected to be recovered through revenue generated under the contract. Costs to fulfill contracts are expensed to cost of revenue as we satisfy the related performance obligations. Total capitalized costs to fulfill contracts were $14.9 million as of January 31, 2019, of which $10.3 million is included in deferred cost of revenue and $4.6 million is included in long-term deferred cost of revenue on our consolidated balance sheet. Deferred cost of revenue is classified in its entirety as current or long-term based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement. The amounts capitalized primarily relate to nonrecurring costs incurred in the initial phase of our SaaS arrangements (i.e., setup costs), which consist of costs related to the installation of systems and processes and prepaid third-party cloud infrastructure costs. Capitalized setup costs are amortized on a straight-line basis over the expected period of benefit, which includes anticipated contract renewals or extensions, consistent with the transfer to the customer of the services to which the asset relates. During the year ended January 31, 2019, we amortized $18.3 million of contract fulfillment costs.

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

We made certain presentation changes to our consolidated balance sheet on February 1, 2018 to comply with ASU No. 2014-09. Prior to adoption of the new standard, we offset accounts receivable and contract liabilities (previously presented as deferred revenue on our consolidated balance sheet) for unpaid deferred performance obligations included in contract liabilities. Under the new standard, we record accounts receivable and related contract liabilities for noncancelable contracts with customers when the right to consideration is unconditional. Upon adoption, the right to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time were reclassified from accounts receivable to contract assets. In addition, we reclassified amounts related to billings in excess of costs and estimated earnings on uncompleted contracts, which under prior guidance was included in accrued expenses and other liabilities on our consolidated balance sheet, to contract liabilities upon adoption.

Impact of ASU No. 2014-09 on Financial Statement Line Items

The impact of adoption of ASU No. 2014-09 on our consolidated balance sheet as of January 31, 2019 and on our consolidated statement of operations for the year ended January 31, 2019 was as follows:

	January 31, 2019
(in thousands)	As Reported	Balances without Adoption of ASU No. 2014-09	Effect of Change Higher (Lower)
Consolidated Balance Sheet
Assets:
Accounts receivable, net	$375,663	$260,630	$115,033
Contract assets	63,389	—	63,389
Deferred cost of revenue	10,302	11,574	(1,272)
Prepaid expenses and other current assets	87,474	93,470	(5,996)
Long-term deferred cost of revenue	4,630	1,196	3,434
Deferred income taxes	21,040	23,222	(2,182)
Other assets	78,871	48,499	30,372

Liabilities:
Accrued expenses and other current liabilities	208,481	248,120	(39,639)
Contract liabilities	377,376	226,423	150,953
Long-term contract liabilities	30,094	29,160	934
Deferred income taxes	43,171	42,241	930

Stockholders' Equity:
Total stockholders' equity	1,260,804	1,171,204	89,600

While the table below indicates that calculated revenue for the year ended January 31, 2019 without the adoption of ASU No. 2014-09 would have been lower than the revenue we are reporting under the new accounting guidance, this lower calculated revenue results not only from the impact of the new accounting guidance, but also from changes we made to our business practices in anticipation and as a result of the new accounting guidance. These business practice changes adversely impact the calculation of revenue under the prior accounting guidance and include, among other things, the way we manage our professional services projects, offer and deploy our solutions, structure certain customer contracts, and make pricing decisions. While the many variables, required assumptions, and other complexities associated with these business practice changes make it impractical to precisely quantify the impact of these changes, we believe that calculated revenue under the prior accounting guidance, but absent these business practice changes, would have been closer to the revenue we are reporting under the new accounting guidance.

	Year Ended January 31, 2019
(in thousands)	As Reported	Balances without Adoption of ASU No. 2014-09	Effect of Change Higher (Lower)
Consolidated Statement of Operations
Revenue:
Product	$454,650	$418,531	$36,119
Service and support	775,097	763,444	11,653

Cost of revenue:
Product	129,922	124,705	5,217
Service and support	293,888	294,580	(692)

Expenses and Other:
Selling, general and administrative	426,183	440,124	(13,941)
Provision for income taxes	7,542	1,842	5,700
Net income	70,220	18,732	51,488

The adoption of ASU No. 2014-09 had no impact to cash provided by or used in operating, investing, or financing activities on our consolidated statement of cash flows.

3.	NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands, except per share amounts)	2019	2018	2017
Net income (loss)	$70,220	$(3,454)	$(26,246)
Net income attributable to noncontrolling interests	4,229	3,173	3,134
Net income (loss) attributable to Verint Systems Inc.	$65,991	$(6,627)	$(29,380)
Weighted-average shares outstanding:
Basic	64,913	63,312	62,593
Dilutive effect of employee equity award plans	1,332	—	—
Dilutive effect of 1.50% convertible senior notes	—	—	—
Dilutive effect of warrants	—	—	—
Diluted	66,245	63,312	62,593
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$1.02	$(0.10)	$(0.47)
Diluted	$1.00	$(0.10)	$(0.47)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Stock options and restricted stock-based awards	276	1,187	1,097
1.50% convertible senior notes	6,205	6,205	6,205
Warrants	6,205	6,205	6,205

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

Our Note Hedges (as defined in Note 7, “Long-Term Debt”) do not impact the calculation of diluted net income (loss) per share under the treasury stock method, because their effect would be anti-dilutive. However, in the event of an actual conversion of any or all of the Notes, the common shares that would be delivered to us under the Note Hedges would neutralize the dilutive effect of the common shares that we would issue under the Notes. As a result, actual conversion of any or all of the Notes would not increase our outstanding common stock. Up to 6,205,000 common shares could, however, be issued upon exercise of the Warrants. Further details regarding the Notes, Note Hedges, and the Warrants appear in Note 7, “Long-Term Debt”.

4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2019 and 2018:

	January 31, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$359,266	$—	$—	$359,266
Money market funds	10,709	—	—	10,709
Total cash and cash equivalents	$369,975	$—	$—	$369,975

Short-term investments:
Bank time deposits	$32,329	$—	$—	$32,329
Total short-term investments	$32,329	$—	$—	$32,329

	January 31, 2018
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$337,756	$—	$—	$337,756
Money market funds	186	—	—	186
Total cash and cash equivalents	$337,942	$—	$—	$337,942

Short-term investments:
Corporate debt securities (available-for-sale)	$2,002	$—	$—	$2,002
Bank time deposits	4,564	—	—	4,564
Total short-term investments	$6,566	$—	$—	$6,566

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of January 31, 2018, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the years ended January 31, 2019, 2018, and 2017 were not significant.

During the years ended January 31, 2019, 2018, and 2017, proceeds from maturities and sales of available-for-sale securities were $33.1 million, $8.7 million, and $52.8 million, respectively.

5.	BUSINESS COMBINATIONS

Year Ended January 31, 2019

ForeSee Results, Inc.

On December 19, 2018, we completed the acquisition of all of the outstanding shares of ForeSee Results, Inc. and all of the outstanding membership interests of RSR Acquisition LLC (together, “ForeSee”), a leading cloud Voice of the Customer (“VOC”) vendor with software solutions designed to measure and benchmark a 360-degree view of the customer across every touch point. ForeSee is based in Ann Arbor, Michigan.

The purchase price of $64.9 million consisted of $58.9 million of cash paid at closing, funded from cash on hand, and a post-closing deferred purchase price adjustment of $6.0 million of cash to be paid in April 2019 or earlier upon the resolution of a contingency, partially offset by $0.4 million of ForeSee’s cash received in the acquisition, resulting in net cash consideration at closing of $58.5 million. The purchase price is subject to customary purchase price adjustments related to the final determination of ForeSee’s cash, net working capital, transaction expenses, and taxes as of December 19, 2018. The acquired business is being integrated into our Customer Engagement operating segment.

The purchase price for ForeSee was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

Among the factors contributing to the recognition of goodwill as a component of the ForeSee purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The $33.7 million of goodwill has been assigned to our Customer Engagement segment. For income tax purposes, $3.3 million of this goodwill is deductible and $30.4 million is not deductible.

In connection with the purchase price allocation for ForeSee, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculated fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $10.0 million of current and long-term contract liabilities, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not been received, we recorded a $10.4 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $5.6 million of which is included within prepaid expenses and other current assets, and $4.8 million of which is included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of ForeSee, consisting primarily of professional fees and integration expenses, were $3.3 million for the year ended January 31, 2019, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue attributable to ForeSee included in our consolidated statement of operations for the year ended January 31, 2019 was not material. A loss before provision (benefit) for income taxes of $6.0 million attributable to ForeSee is included in our consolidated statement of operations for the year ended January 31, 2019.

The following table sets forth the components and the allocation of the purchase price for our acquisition of ForeSee:

(in thousands)	Amount
Components of Purchase Price:
Cash	$58,901
Deferred purchase price consideration	6,000
Total purchase price	$64,901

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$7,245
Other current assets, including cash acquired	8,145
Other assets	6,586
Current and other liabilities	(12,993)
Contract liabilities - current and long-term	(10,037)
Deferred income taxes	(11,343)
Net tangible liabilities	(12,397)
Identifiable intangible assets:
Customer relationships	19,500
Developed technology	20,700
Trademarks and trade names	3,400
Total identifiable intangible assets	43,600
Goodwill	33,698
Total purchase price allocation	$64,901

The acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of seven and nine years, four years, and four years, respectively, the weighted average of which is approximately 6.1 years. The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Other Business Combinations

During the year ended January 31, 2019, we completed three other business combinations:

•	On July 18, 2018, we completed the acquisition of a business that has been integrated into our Customer Engagement operating segment.

•
On November 8, 2018, we completed the acquisition of a business that has been integrated into our Cyber Intelligence operating segment, in which we had a $2.2 million, or approximately 19%, noncontrolling equity investment prior to the acquisition.

•	On November 9, 2018, we acquired certain technology and other assets for use in our Customer Engagement operating segment in a transaction that qualified as a business combination.

These business combinations were not individually material to our consolidated financial statements.

The combined consideration for these business combinations was approximately $51.3 million, including $33.1 million of combined cash paid at the closings. For two of these business combinations, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $35.5 million, contingent upon the achievement of certain performance targets over periods extending through January 2021. The fair value of these contingent consideration obligations was estimated to be $15.9 million at the applicable acquisition dates. The acquisition date fair value of our previously held equity interest was approximately $2.2 million and was included in the measurement of the consideration transferred. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $25.1 million of goodwill associated with these business combinations, $14.3 million and $10.8 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively, and for income tax purposes is not deductible.

Revenue and net income (loss) attributable to these acquisitions for the year ended January 31, 2019 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.9 million for the year ended January 31, 2019. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2019 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, contingent consideration, deferred income taxes, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations, other than ForeSee, completed during the year ended January 31, 2019:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$33,138
Fair value of contingent consideration	15,875
Fair value of previously held equity interest	2,239
Total purchase prices	$51,252

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$1,897
Other current assets, including cash acquired	6,901
Other assets	9,432
Current and other liabilities	(2,151)
Contract liabilities - current and long-term	(771)
Deferred income taxes	(7,914)
Net tangible assets	7,394
Identifiable intangible assets:
Customer relationships	7,521
Developed technology	10,692
Trademarks and trade names	500
Total identifiable intangible assets	18,713
Goodwill	25,145
Total purchase price allocations	$51,252

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from seven years to ten years, three years to five years, and four years, respectively, the weighted average of which is approximately 6.6 years.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $80.2 million of goodwill associated with these business combinations, $76.4 million and $3.8 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively. For income tax purposes, $14.5 million of this goodwill is deductible and $65.7 million is not deductible.

Revenue and the impact on net loss attributable to these acquisitions for the year ended January 31, 2018 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $2.5 million and $4.9 million for the years ended January 31, 2019 and 2018, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2018 are final.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2018, including adjustments identified subsequent to the respective valuation dates, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$106,049
Fair value of contingent consideration	25,874
Other purchase price adjustments	2,897
Total purchase prices	$134,820

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$4,184
Other current assets, including cash acquired	15,108
Other assets	2,765
Current and other liabilities	(12,512)
Contract liabilities - current and long-term	(4,424)
Deferred income taxes	(7,381)
Net tangible liabilities	(2,260)
Identifiable intangible assets:
Customer relationships	24,812
Developed technology	29,614
Trademarks and trade names	2,456
Total identifiable intangible assets	56,882
Goodwill	80,198
Total purchase price allocations	$134,820

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

In connection with the purchase price allocation for Contact Solutions, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $0.6 million of current and long-term contract liabilities, representing the estimated fair value of undelivered performance obligations for which payment had been received, which is being recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $2.9 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $1.2 million of which was included within prepaid expenses and other current assets, and $1.7 million of which was included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were $0.2 million and $1.4 million for the years ended January 31, 2018 and 2017, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue attributable to Contact Solutions included in our consolidated statement of operations for the year ended January 31, 2017 was not material. Contact Solutions reported a loss before provision (benefit) for income taxes of $8.5 million, which is included in our consolidated statement of operations for the year ended January 31, 2017.

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

In connection with the purchase price allocation for OpinionLab, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $3.1 million of current and long-term contract liabilities, representing the estimated fair value of undelivered performance obligations for which payment had been received, which is being recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $5.4 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $3.4 million of which was included within prepaid expenses and other current assets, and $2.0 million of which was included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

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

The following table sets forth the components and the allocation of the purchase price for our acquisitions of Contact Solutions and OpinionLab.

(in thousands)	Contact Solutions	OpinionLab
Components of Purchase Price:
Cash paid at closing	$66,915	$56,355
Fair value of contingent consideration	—	15,000
Other purchase price adjustments	2,518	—
Total purchase price	$69,433	$71,355

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$8,102	$748
Other current assets, including cash acquired	2,392	10,625
Property and equipment, net	7,007	298
Other assets	1,904	2,036
Current and other liabilities	(4,943)	(1,600)
Contract liabilities - current and long-term	(642)	(3,082)
Deferred income taxes	—	(9,877)
Net tangible assets (liabilities)	13,820	(852)
Identifiable intangible assets:
Customer relationships	18,000	19,100
Developed technology	13,100	10,400
Trademarks and trade names	2,400	1,800
Total identifiable intangible assets	33,500	31,300
Goodwill	22,113	40,907
Total purchase price allocation	$69,433	$71,355

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.7 million, and $0.6 million for the years ended January 31, 2018, and 2017 respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2019 was not material to our historical consolidated operating results and is therefore not presented.

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

For the years ended January 31, 2019, 2018, and 2017, we recorded a benefit of $3.6 million, a benefit of $8.3 million, and a charge of $7.3 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $61.3 million at January 31, 2019, of which $28.4 million was recorded within accrued expenses and other current liabilities, and $32.9 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $13.6 million, $9.4 million, and $3.3 million for the years ended January 31, 2019, 2018, and 2017, respectively.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2019 and 2018:

	January 31, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$452,918	$(299,549)	$153,369
Acquired technology	285,230	(221,145)	64,085
Trade names	12,859	(5,130)	7,729
Distribution network	4,440	(4,440)	—
Total intangible assets	$755,447	$(530,264)	$225,183

	January 31, 2018
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$438,664	$(281,592)	$157,072
Acquired technology	273,156	(212,571)	60,585
Trade names	26,820	(18,570)	8,250
Non-competition agreements	3,047	(2,861)	186
Distribution network	4,440	(4,440)	—
Total intangible assets	$746,127	$(520,034)	$226,093

In the year ended January 31, 2019, the gross carrying amount of acquired intangibles was reduced by certain intangible assets previously acquired that were fully amortized and were removed from our consolidated balance sheet.

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Customer Engagement	$218,738	$213,963
Cyber Intelligence	6,445	12,130
Total	$225,183	$226,093

Total amortization expense recorded for acquisition-related intangible assets was $56.4 million, $72.4 million, and $81.5 million for the years ended January 31, 2019, 2018, and 2017, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2020	$53,883
2021	45,664
2022	41,924
2023	33,461
2024	23,340
Thereafter	26,911
Total	$225,183

During the year ended January 31, 2018, we recorded $3.3 million of impairments for certain acquired customer-related intangible assets, which is included within selling, general and administrative expenses. No impairments of acquired intangible assets were recorded during the years ended January 31, 2019 and 2017.

Goodwill activity for the years ended January 31, 2019, and 2018, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2018:
Goodwill, gross, at January 31, 2017	$1,331,683	$1,188,022	$143,661
Accumulated impairment losses through January 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2017	1,264,818	1,131,979	132,839
Business combinations, including adjustments to prior period acquisitions	81,180	77,345	3,835
Foreign currency translation and other	42,301	41,769	532
Goodwill, net, at January 31, 2018	$1,388,299	$1,251,093	$137,206

Year Ended January 31, 2019:
Goodwill, gross, at January 31, 2018	$1,455,164	$1,307,136	$148,028
Accumulated impairment losses through January 31, 2018	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2018	1,388,299	1,251,093	137,206
Business combinations, including adjustments to prior period acquisitions	59,035	48,225	10,810
Foreign currency translation and other	(29,853)	(28,991)	(862)
Goodwill, net, at January 31, 2019	$1,417,481	$1,270,327	$147,154

Balance at January 31, 2019:
Goodwill, gross, at January 31, 2019	$1,484,346	$1,326,370	$157,976
Accumulated impairment losses through January 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2019	$1,417,481	$1,270,327	$147,154

For purposes of reviewing for potential goodwill impairment, we have three reporting units, consisting of Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment. Based on our November 1, 2018 goodwill impairment qualitative review of each reporting unit, we determined that it is more likely than not that the fair value of each of our reporting units substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and a quantitative goodwill impairment test was not performed. Based on our November 1, 2017 quantitative goodwill impairment reviews, we concluded that the estimated fair values of all of our reporting units significantly exceeded their carrying values.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2019 and 2018.

No goodwill impairment was identified for the years ended January 31, 2019, 2018, and 2017.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018

1.50% Convertible Senior Notes	$400,000	$400,000
June 2017 Term Loan	418,625	422,875
Other debt	92	250
Less: Unamortized debt discounts and issuance costs	(36,589)	(50,141)
Total debt	782,128	772,984
Less: current maturities	4,343	4,500
Long-term debt	$777,785	$768,484

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
As of January 31, 2019, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at January 31, 2019.

As of January 31, 2019, the carrying value of the debt component was $367.0 million, which is net of unamortized debt discount and issuance costs of $30.2 million and $2.8 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% for each of the years ended January 31, 2019, 2018, and 2017.

Based on the closing market price of our common stock on January 31, 2019, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2019, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2019, no Warrants had been exercised and all Warrants remained outstanding.
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

On January 31, 2018, we entered into an amendment to the 2017 Credit Agreement (the “2018 Amendment”) providing for, among other things, a reduction of the interest rate margins on the 2017 Term Loan from 2.25% to 2.00% for Eurodollar loans, and from 1.25% to 1.00% for ABR loans. The vast majority of the impact of the 2018 Amendment was accounted for as a debt modification. For the portion of the 2017 Term Loan which was considered extinguished and replaced by new loans, we wrote off $0.2 million of unamortized deferred debt issuance costs as a loss on early retirement of debt during the three months ended January 31, 2018. The remaining unamortized deferred debt issuance costs and discount is being amortized over the remaining term of the 2017 Term Loan.
For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the “Leverage Ratio”).

As of January 31, 2019, the interest rate on the 2017 Term Loan was 4.52%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.70% at January 31, 2019. As of January 31, 2018, the interest rate on the 2017 Term Loan was 3.58%.
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

Future Principal Payments on Term Loans

As of January 31, 2019, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2020	$4,250
2021	4,250
2022	4,250
2023	4,250
2024	4,250
2025 and thereafter	397,375
Total	$418,625

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$6,000	$6,000	$6,000
Amortization of debt discount	11,850	11,244	10,669
Amortization of deferred debt issuance costs	1,118	1,060	1,007
Total Interest Expense - 1.50% Convertible Senior Notes	$18,968	$18,304	$17,676

Borrowings under Credit Agreements:
Interest expense at contractual rates	$17,741	$15,412	$14,682
Impact of interest rate swap agreement	—	254	259
Amortization of debt discounts	67	65	58
Amortization of deferred debt issuance costs	1,554	1,839	2,211
Total Interest Expense - Borrowings under Credit Agreements	$19,362	$17,570	$17,210

8.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Raw materials	$10,875	$9,870
Work-in-process	5,567	6,269
Finished goods	8,510	3,732
Total inventories	$24,952	$19,871

Property and equipment, net consisted of the following as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Land and buildings	$10,632	$10,276
Leasehold improvements	31,694	29,793
Software	51,950	54,032
Equipment, furniture, and other	164,351	135,548
Total cost	258,627	229,649
Less: accumulated depreciation and amortization	(158,493)	(140,560)
Total property and equipment, net	$100,134	$89,089

Depreciation expense on property and equipment was $25.5 million, $26.0 million, and $25.2 million in the years ended January 31, 2019, 2018, and 2017, respectively.

Other assets consisted of the following as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Long-term restricted cash and time deposits	$23,193	$28,402
Deferred commissions	29,815	—
Deferred debt issuance costs, net	2,836	3,668
Long-term security deposits	3,760	4,139
Other	19,267	15,828
Total other assets	$78,871	$52,037

Accrued expenses and other current liabilities consisted of the following as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Compensation and benefits	$96,703	$83,216
Billings in excess of costs and estimated earnings on uncompleted contracts	—	46,062
Income taxes	7,497	14,464
Contingent consideration - current portion	28,415	13,187
Distributor and agent commissions	11,446	12,255
Taxes other than income taxes	20,428	11,424
Professional and consulting fees	3,929	8,752
Other	40,063	30,905
Total accrued expenses and other current liabilities	$208,481	$220,265

Other liabilities consisted of the following as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Unrecognized tax benefits, including interest and penalties	$33,063	$41,014
Contingent consideration - long-term portion	32,925	49,149
Deferred rent expense	12,254	12,168
Obligations for severance compensation	2,601	3,028
Capital lease obligations - long-term portion	3,067	3,315
Other	9,442	5,791
Total other liabilities	$93,352	$114,465

Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Foreign currency (losses) gains, net	$(5,519)	$6,760	$(2,743)
Gains (losses) on derivative financial instruments, net	2,511	(17)	(322)
Other, net	(898)	(841)	(3,861)
Total other (expense) income, net	$(3,906)	$5,902	$(6,926)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Cash paid for interest	$22,258	$24,402	$21,892
Cash payments of income taxes, net	$26,887	$23,450	$29,582
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$15,944	$27,605	$26,400
Capital leases of property and equipment	$1,137	$4,350	$151
Accrued but unpaid purchases of property and equipment	$3,376	$2,367	$2,868
Inventory transfers to property and equipment	$1,699	$437	$552
Leasehold improvements funded by lease incentives	$1,397	$—	$82

9.	STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any dividends on our common stock during the years ended January 31, 2019, 2018, and 2017. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Share Repurchase Program

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150 million over two years. This program expired on March 29, 2018.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. At January 31, 2019, we held approximately 1,665,000 shares of treasury stock with a cost of $57.6 million. At January 31, 2018, we held approximately 1,661,000 and shares of treasury stock with a cost of $57.4 million.

During the year ended January 31, 2019 we acquired approximately 4,000 shares of treasury stock for a cost of $0.2 million. During the year ended January 31, 2018 we received approximately 7,000 shares of treasury stock in a nonmonetary transaction valued at $0.3 million. During the year ended January 31, 2017 we acquired approximately 1,306,000 shares of treasury stock with a cost of $46.9 million under the aforementioned share repurchase program.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on derivative financial instruments designated as hedges. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity section of our consolidated balance sheets. Accumulated other comprehensive income (loss) items have no impact on our net income (loss) as presented in our consolidated statements of operations.

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) for the years ended January 31, 2019 and 2018:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2017	$575	$632	$—	$(156,063)	$(154,856)
Other comprehensive income (loss) before reclassifications	8,867	(341)	—	49,291	57,817
Amounts reclassified out of accumulated other comprehensive income	6,130	291	—	—	6,421
Net other comprehensive income (loss)	2,737	(632)	—	49,291	51,396
Accumulated other comprehensive income (loss) at January 31, 2018	3,312	—	—	(106,772)	(103,460)
Other comprehensive loss before reclassifications	(8,083)	(3,043)	—	(34,429)	(45,555)
Amounts reclassified out of accumulated other comprehensive income (loss)	(3,790)	—	—	—	(3,790)
Net other comprehensive loss	(4,293)	(3,043)	—	(34,429)	(41,765)
Accumulated other comprehensive loss at January 31, 2019	$(981)	$(3,043)	$—	$(141,201)	$(145,225)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2019, 2018, and 2017 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2019	2018	2017
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$(350)	$621	$108	Cost of product revenue
	(388)	599	115	Cost of service and support revenue
	(2,138)	3,577	651	Research and development, net
	(1,343)	2,016	383	Selling, general and administrative
	(4,219)	6,813	1,257	Total, before income taxes
	429	(683)	(118)	Benefit (provision) for income taxes
	$(3,790)	$6,130	$1,139	Total, net of income taxes

Interest rate swap agreement	$—	$(254)	$—	Interest expense
	—	934	—	Other income (expense), net
	—	680	—	Total, before income taxes
	—	(389)	—	Provision for income taxes
	$—	$291	$—	Total, net of income taxes

10. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2019, 2018, and 2017, were $211.0 million, $192.6 million, and $174.6 million, respectively. Reimbursements from the IIA and other government grant programs amounted to $1.9 million, $2.0 million, and $3.5 million for the years ended January 31, 2019, 2018, and 2017, respectively, which were recorded as reductions of gross research and development expenses.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2019, 2018, and 2017 was as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Capitalized software development costs, net, beginning of year	$9,228	$9,509	$11,992
Software development costs capitalized during the year	7,320	3,126	2,338
Amortization of capitalized software development costs	(3,101)	(3,338)	(3,341)
Impairments, foreign currency translation, and other	(105)	(69)	(1,480)
Capitalized software development costs, net, end of year	$13,342	$9,228	$9,509

During the year ended January 31, 2017, we recorded impairment of capitalized software development costs of $1.3 million reflecting strategy changes in certain product development initiatives, due in part to acquisition of technology associated with business combinations. There were no material impairments of such costs during the years ended January 31, 2019 and 2018.

11.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. The 2017 Tax Act significantly revised the Internal Revenue Code of 1986, as amended, and it includes fundamental changes to taxation of U.S. multinational corporations. Ongoing compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law.

The key provisions of the 2017 Tax Act, which may significantly impact our current and future effective tax rates, include new limitations on the tax deductions for interest expense and executive compensation, elimination of the alternative minimum tax (“AMT”) and the ability to refund unused AMT credits over a four-year period, and new rules related to uses and limitations of net operating loss carryforwards. New international provisions add a new category of deemed income from our foreign operations (global intangible low-taxed income, GILTI), eliminates U.S. tax on foreign dividends (subject to certain restrictions), and adds a minimum tax on certain payments made to foreign related parties. We have adopted an accounting policy to account for GILTI as a period cost when incurred, rather than recognizing deferred taxes.

In accordance with the provisions of SAB No. 118, as of January 31, 2018 we considered amounts related to the 2017 Tax Act to be reasonably estimated. During the year ended January 31, 2019, we refined and completed the accounting for the 2017 Tax Act as we obtained, prepared, and analyzed additional information and as additional legislative, regulatory, and accounting guidance and interpretations became available, resulting in no adjustment under SAB No. 118.

The components of income (loss) before provision for income taxes for the years ended January 31, 2019, 2018, and 2017 were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Domestic	$(12,927)	$(44,502)	$(60,722)
Foreign	90,689	63,402	37,248
Total income (loss) before provision for income taxes	$77,762	$18,900	$(23,474)

The provision for income taxes for the years ended January 31, 2019, 2018, and 2017 consisted of the following:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Current provision (benefit) for income taxes:
Federal	$(1,582)	$4,364	$604
State	2,299	1,215	989
Foreign	9,842	24,308	18,120
Total current provision for income taxes	10,559	29,887	19,713
Deferred provision (benefit) for income taxes:
Federal	(4,099)	4,734	(8,179)
State	(2,687)	(58)	(842)
Foreign	3,769	(12,209)	(7,920)
Total deferred benefit for income taxes	(3,017)	(7,533)	(16,941)
Total provision for income taxes	$7,542	$22,354	$2,772

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before provision for income taxes for the years ended January 31, 2019, 2018, and 2017 was as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	33.8%	35.0%

Income tax provision (benefit) at the U.S. federal statutory rate	$16,330	$6,394	$(8,215)
State income tax provision (benefit)	3,968	1,792	(312)
Foreign tax rate differential	9,516	(9,434)	(5,794)
Tax incentives	(7,377)	(3,891)	(3,507)
Valuation allowances	(24,099)	14,539	(3,640)
Stock-based and other compensation	678	(8,656)	2,522
Non-deductible expenses	(412)	(2,091)	5,315
Tax contingencies	(3,035)	5,017	5,566
Tax effects of reorganizations and liquidations	—	—	975
U.S. tax effects of foreign operations	11,559	8,591	9,542
Impact of the 2017 Tax Act	—	9,641	—
Other, net	414	452	320
Total provision for income taxes	$7,542	$22,354	$2,772
Effective income tax rate	9.7%	118.3%	(11.8)%

The table above reflects a January 31, 2019 U.S. federal statutory income tax rate of 21.0% and January 31, 2018 U.S. federal statutory income tax rate of 33.8% due to the 2017 Tax Act. The 2017 Tax Act includes a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending January 31, 2018 had a blended corporate tax rate of 33.8% which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year.

Our operations in Israel have been granted “Approved Enterprise” (“AE”) status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10% - 23%, depending on the percentage of foreign investment in the company). In addition, certain operations in Cyprus qualify for favorable tax treatment under the Cypriot Intellectual Property Regime (“IP Regime”). This legislation exempts 80% of income and gains derived from patents, copyrights, and trademarks from taxation. These tax incentives decreased our effective tax rate by 9.0%, 17.8%, and 12.4% for the years ended January 31, 2019, 2018, and 2017, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Deferred tax assets:
Accrued expenses	$9,510	$7,637
Contract liabilities	—	2,421
Loss carryforwards	25,451	47,009
Tax credits	9,239	11,935
Stock-based and other compensation	14,646	17,568
Capitalized research and development expenses	8,178	10,316
Other, net	—	3,749
Total deferred tax assets	67,024	100,635
Deferred tax liabilities:
Deferred cost of revenue	(8,173)	—
Goodwill and other intangible assets	(41,781)	(36,977)
Unremitted earnings of foreign subsidiaries	(12,257)	(12,257)
Other, net	(2,418)	(712)
Total deferred tax liabilities	(64,629)	(49,946)
Valuation allowance	(24,526)	(55,116)
Net deferred tax liabilities	$(22,131)	$(4,427)

Recorded as:
Deferred tax assets	$21,040	$30,878
Deferred tax liabilities	(43,171)	(35,305)
Net deferred tax liabilities	$(22,131)	$(4,427)

At January 31, 2019, we had U.S. federal NOL carryforwards of approximately $337.5 million. These loss carryforwards expire in various years ending from January 31, 2020 to January 31, 2037. We had state NOL carryforwards of approximately $189.4 million, expiring in years ending from January 31, 2020 to January 31, 2036. We had foreign NOL carryforwards of approximately $76.9 million. At January 31, 2019, all but $9.2 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $14.0 million at January 31, 2019, the utilization of which is subject to limitation. At January 31, 2019, approximately $6.1 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $7.9 million expires in various years ending from January 31, 2019 to January 31, 2034.

As of January 31, 2019 we continue to record U.S. federal alternative minimum tax credit carryforwards as deferred tax assets.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of January 31, 2019 and withholding taxes of $15.0 million accrued as of January 31, 2019 with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries.  Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $24.5 million and $55.1 million at January 31, 2019 and 2018, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2019 and 2018:

	Year Ended January 31,
(in thousands)	2019	2018
Valuation allowance, beginning of year	$(55,116)	$(108,609)
Income tax benefit	24,099	2,868
Adoption of ASU No. 2014-09	5,763	—
Adoption of ASU No. 2016-09	—	(17,407)
Impact of 2017 Tax Act	—	70,832
Business combinations	124	(2,061)
Currency translation adjustment	604	(739)
Valuation allowance, end of year	$(24,526)	$(55,116)

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

For the years ended January 31, 2019, 2018, and 2017, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Gross unrecognized tax benefits, beginning of year	$115,709	$148,639	$142,271
Increases related to tax positions taken during the current year	8,843	12,260	11,034
Increases as a result of business combinations	1,032	43	—
Increases related to tax positions taken during prior years	10,305	9,226	585
(Decreases) increases related to foreign currency exchange rates	(2,253)	2,449	648
Reductions for tax positions of prior years	(23,415)	(8,266)	(5,094)
Reductions for settlements with tax authorities	(1,054)	(140)	(145)
Reduction for rate change due to the 2017 Tax Act	—	(48,004)	—
Lapses of statutes of limitations	(101)	(498)	(660)
Gross unrecognized tax benefits, end of year	$109,066	$115,709	$148,639

As of January 31, 2019, we had $109.1 million of unrecognized tax benefits, of which $100.9 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $0.7 million, $1.5 million, and $0.5 million of tax expense for the years ended January 31, 2019, 2018, and 2017, respectively. Accrued liabilities for interest and penalties were $4.6 million and $5.6 million at January 31, 2019 and 2018, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

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

As of January 31, 2019, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
United Kingdom	December 31, 2006, January 31, 2008
India	March 31, 2007, March 31, 2008, March 31, 2010 - March 31, 2013, March 31, 2017
Israel	January 31, 2015, January 31, 2016, January 31, 2017

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2019 could decrease by approximately

$5.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.

12.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2019 and 2018:

	January 31, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,709	$—	$—
Foreign currency forward contracts	—	1,401	—
Interest rate swap agreements	—	2,072	—
Total assets	$10,709	$3,473	$—
Liabilities:
Foreign currency forward contracts	—	$2,086	$—
Interest rate swap agreements	—	4,028	—
Contingent consideration - business combinations	—	—	61,340
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,000
Total liabilities	$—	$6,114	$64,340

	January 31, 2018
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$186	$—	$—
Short-term investments, classified as available-for-sale	—	2,002	—
Foreign currency forward contracts	—	3,682	—
Interest rate swap agreement	—	2,580	—
Total assets	$186	$8,264	$—
Liabilities:
Foreign currency forward contracts	$—	$1,308	$—
Contingent consideration - business combinations	—	—	62,829
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,950
Total liabilities	$—	$1,308	$65,779

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2019 and 2018:

	Year Ended January 31,
(in thousands)	2019	2018
Fair value measurement, beginning of year	$62,829	$52,733
Contingent consideration liabilities recorded for business combinations	15,944	27,604
Changes in fair values, recorded in operating expenses	(3,561)	(8,324)
Payments of contingent consideration	(13,600)	(9,412)
Foreign currency translation and other	(272)	228
Fair value measurement, end of year	$61,340	$62,829

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the years ended January 31, 2019 and 2018:

	Year Ended January 31,
(in thousands)	2019	2018
Fair value measurement, beginning of year	$2,950	$3,550
Change in fair value, recorded in operating expenses	50	(600)
Fair value measurement, end of year	$3,000	$2,950

There were no transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2019 and 2018.

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

Interest Rate Swap Agreements - The fair values of our interest rate swap agreements are based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.8% to 5.8% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2019. We utilized discount rates ranging from 3.0% to 5.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2018.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 12.5% and 13.5% in our calculation of the estimated fair value of the option as of January 31, 2019 and 2018, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $412 million and $425 million at January 31, 2019 and 2018, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of January 31, 2019 and 2018 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at January 31, 2019 and 2018.

The estimated fair values of our Notes were approximately $400 million and $389 million at January 31, 2019 and 2018, respectively. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

We held outstanding foreign currency forward contracts with notional amounts of $123.0 million and $153.5 million as of January 31, 2019 and 2018, respectively.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the term loan borrowings under the Prior Credit Agreement, in February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the Prior Credit Agreement was terminated on June 29, 2017, the 2016 Swap agreement remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under our 2017 Credit Agreement result ing from increases in market interest rates. Settlements with the counterparty under the 2016 Swap occur quarterly and the 2016 Swap will terminate on September 6, 2019.

Prior to June 29, 2017, the 2016 Swap was designated as a cash flow hedge for accounting purposes and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and were reclassified into the statement of operations within interest expense in the period in which the hedged transaction affected earnings. Hedge ineffectiveness, if any, was recognized currently in the consolidated statement of operations.

On June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the Prior Credit Agreement, the 2016 Swap was no longer designated as a cash flow hedge for accounting purposes and because occurrence of the specific forecasted variable cash flows which had been hedged by the 2016 Swap was no longer probable, the $0.9 million fair value of the 2016 Swap at that date was reclassified from accumulated other comprehensive income (loss) into the consolidated statement of operations as income within other income (expense), net. Ongoing changes in the fair value of the 2016 Swap are now recognized within other income (expense), net in the consolidated statement of operations.

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

The 2018 Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the periods in which the hedged transactions affect earnings.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2019 and 2018 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2019	2018
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$738	$3,682
Not designated as hedging instruments	Prepaid expenses and other current assets	663	—
Interest rate swap agreements:
Not designated as a hedging instrument	Prepaid expenses and other current assets	2,072	1,330
	Other assets	—	1,250
Total derivative assets		$3,473	$6,262

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$1,830	$—
Not designated as hedging instruments	Accrued expenses and other current liabilities	256	1,061
	Other liabilities	—	247
Interest rate swap agreements:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	122	—
Designated as a cash flow hedge	Other liabilities	3,906	$—
Total derivative liabilities		$6,114	$1,308

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2019, 2018, and 2017 were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(981)	$3,312	$575
Interest rate swap agreement	(3,043)	(341)	632
	$(4,024)	$2,971	$1,207
Net (losses) gains reclassified from AOCL to the consolidated statements of operations:
Foreign currency forward contracts	$(4,219)	$6,813	$1,257
Interest rate swap agreement	—	(254)	—
	$(4,219)	$6,559	$1,257

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 9, “Stockholders’ Equity”.

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the years ended January 31, 2018, and 2017. Effective with our February 1, 2018 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized. All of the foreign currency forward contracts underlying the $1.0 million of net unrealized losses recorded in our accumulated other comprehensive loss at January 31, 2019 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2019, 2018, and 2017 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2019	2018	2017
Foreign currency forward contracts	Other income (expense), net	$1,891	$(2,546)	$(323)
Interest rate swap agreements	Other income (expense), net	620	2,529	—
		$2,511	$(17)	$(323)

14.	STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

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

The 2017 Amended Plan expires on June 22, 2027.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Component of income (loss) before (benefit) provision for income taxes:
Cost of revenue - product	$1,309	$1,561	$1,290
Cost of revenue - service and support	4,426	6,904	7,297
Research and development, net	9,870	13,144	11,637
Selling, general and administrative	51,052	47,757	45,384
Total stock-based compensation expense	66,657	69,366	65,608
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	10,377	16,504	15,752
Total stock-based compensation, net of taxes	$56,280	$52,862	$49,856

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Restricted stock units and restricted stock awards	$57,639	$57,188	$55,123
Stock bonus program and bonus share program	8,943	12,108	10,298
Total equity-settled awards	66,582	69,296	65,421
Phantom stock units (cash-settled awards)	75	70	187
Total stock-based compensation expense	$66,657	$69,366	$65,608

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

Effective with our adoption of ASU No. 2016-09 on February 1, 2017, we recorded a $0.2 million net excess tax benefit and a $0.5 million net excess tax deficiency resulting from our Stock Plans as a component of income tax expense for the years ended January 31, 2019 and 2018, respectively. A net excess tax deficiency of $0.7 million resulting from our Stock Plans was recorded as a decrease to additional paid-in capital for the year ended January 31, 2017.

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

RSUs and PSUs that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such RSUs and PSUs were insignificant at January 31, 2019 and 2018.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
	2019		2018		2017
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,808	$41.18	2,742	$45.20	2,649	$54.57
Granted	1,708	$43.03	1,804	$40.19	1,870	$35.33
Released	(1,481)	$43.67	(1,403)	$45.96	(1,433)	$47.98
Forfeited	(258)	$41.07	(335)	$48.92	(344)	$52.20
Ending balance	2,777	$41.05	2,808	$41.18	2,742	$45.20

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of January 31, 2019, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2019, 2018, and 2017 (these amounts are already included in the Award Activity Table above):

	Year Ended January 31,
(in thousands)	2019	2018	2017
Beginning balance	506	438	332
Granted	228	204	312
Released	(139)	(50)	(159)
Forfeited	(83)	(86)	(47)
Ending balance	512	506	438

Excluding PSUs, we granted 1,480,000 RSUs during the year ended January 31, 2019.

As of January 31, 2019, there was approximately $65.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

We did not grant stock options during the years ended January 31, 2019, 2018, and 2017, and activity from stock options awarded in prior periods was not material during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2019, 2018, and 2017 was not significant.

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

The following table summarizes activity under the stock bonus program during the years ended January 31, 2019, 2018, and 2017 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2019	2018	2017
Shares in lieu of cash bonus - granted and released (not included in the Award Activity Table above)	19	21	25
Shares in respect of discount (included in the Award Activity Table above):
Granted	—	—	—
Released	—	—	—

Awards under the stock bonus program for the performance period ended January 31, 2019 are expected to be issued during the first half of the year ending January 31, 2020.

In March 2019, our board of directors increased the maximum number of shares of common stock authorized for issuances under the stock bonus program for the year ended January 31, 2019 from 125,000 to 150,000.

Also in March 2019, our board of directors approved up to 150,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2020. Executive officers will be permitted to participate in this program for the year ending January 31, 2020, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one-year vesting period.

Bonus Share Program

Under our bonus share program, we may provide discretionary bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock. As noted above, shares issued under this program are included in the Award Activity Table above.
During the year ended January 31, 2018, approximately 293,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2017. These shares are included in the Award Activity Table above.

During the year ended January 31, 2019, approximately 197,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2018. These shares are included in the Award Activity Table above.

For bonuses in respect of the year ended January 31, 2019, the board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ended January 31, 2019. Awards under the bonus share program for the performance period ended January 31, 2019 are expected to be issued during the first half of the year ending January 31, 2020.

For bonuses in respect of the year ending January 31, 2020, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ending January 31, 2020.

The combined accrued liabilities for the stock bonus program and the bonus share program were $9.3 million and $9.2 million at January 31, 2019 and 2018, respectively.

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

Our matching contribution expenses for our 401(k) Plan were $2.7 million, $2.5 million, and $2.6 million for the years ended January 31, 2019, 2018, and 2017, respectively.

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

Severance expenses for the years ended January 31, 2019, 2018, and 2017 were $13.3 million, $7.1 million, and $6.4 million, respectively.

15. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

We lease office, manufacturing, and warehouse space, as well as certain equipment, under non-cancelable operating lease agreements. We have also periodically entered into capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Rent expense incurred under all operating leases was $22.6 million, $26.1 million, and $25.6 million for the years ended January 31, 2019, 2018, and 2017, respectively.

As of January 31, 2019, our minimum future rent obligations under non-cancelable operating and capital leases with initial or remaining terms in excess of one year were as follows:

(in thousands)	Operating	Capital
Years Ending January 31,	Leases	Leases
2020	$22,769	$1,343
2021	21,942	1,252
2022	19,157	1,130
2023	16,882	765
2024	15,152	107
Thereafter	33,477	—
Total	$129,379	4,597
Less: amount representing interest and other charges		(315)
Present value of minimum lease payments		$4,282

We sublease certain space in our facilities to third parties. As of January 31, 2019, total expected future sublease income was $4.5 million and will range from $0.6 million to $0.9 million on an annual basis through February 2025.

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

As of January 31, 2019, our unconditional purchase obligations totaled approximately $158.7 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates the fair value of these obligations at January 31, 2019.

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2019, we had approximately $97.4 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2019, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Legal Proceedings

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our primary Israeli subsidiary, Verint Systems Limited (“VSL”), (Case Number 4186/09) and against our affiliate CTI (Case Number 1335/09). Also in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms. Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09), and against CTI (Case Number 1334/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

On October 31, 2012, CTI completed the Comverse Share Distribution, in which it distributed all of the outstanding shares of common stock of Comverse, Inc., its principal operating subsidiary and parent company of Comverse Limited, to CTI’s shareholders. In the period leading up to the Comverse Share Distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in Verint and in its then-subsidiary, Comverse, Inc.) to Comverse, Inc. or to unaffiliated third parties. As a result of these transactions, Comverse Inc. became an independent company and ceased to be affiliated with CTI, and CTI ceased to have any material assets other than its equity interests in Verint. Prior to the completion of the Comverse Share Distribution, the plaintiffs sought to compel CTI to set aside up to $150.0 million in assets to secure any future judgment, but the District Court did not rule on this motion. In February 2017, Mavenir Inc. became successor-in-interest to Comverse, Inc.

On February 4, 2013, Verint acquired the remaining CTI shell company in a merger transaction (the “CTI Merger”). As a result of the CTI Merger, Verint assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the foregoing legal actions. However, under the terms of a Distribution Agreement entered into in connection with the Comverse Share Distribution, we, as successor to CTI, are entitled to indemnification from Comverse, Inc. (now Mavenir) for any losses we may suffer in our capacity as successor to CTI related to the foregoing legal actions.

Following an unsuccessful mediation process, on August 28, 2016, the District Court (i) denied the plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options and (ii) approved the plaintiffs’ motion to certify the suit as a class action with respect to claims of current or former employees of Comverse Limited (now part of Mavenir) or of VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The court also ruled that the merits of the case would be evaluated under New York law. As a result of this ruling (which excluded claims related to

Verint stock options from the case), one of the original plaintiffs in the case, Ms. Deutsch, was replaced by a new representative plaintiff, Mr. David Vaaknin. CTI appealed portions of the District Court’s ruling to the Israeli Supreme Court. On August 8, 2017, the Israeli Supreme Court partially allowed CTI’s appeal and ordered the case to be returned to the District Court to determine whether a cause of action exists under New York law based on the parties’ expert opinions.

Following a second unsuccessful round of mediation in mid to late 2018, the proceedings resumed. The plaintiffs have filed a motion to amend the class certification motion and CTI has filed a corresponding motion to dismiss and a response. The next court hearing is scheduled for April 2019.

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

In August 2016, we reorganized into two businesses and began reporting our results in two operating segments, Customer Engagement and Cyber Intelligence.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the years ended January 31, 2019, 2018, and 2017 were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Revenue:
Customer Engagement:
Segment revenue	$811,346	$755,038	$716,163
Revenue adjustments	(15,059)	(14,971)	(10,266)
	796,287	740,067	705,897
Cyber Intelligence:
Segment revenue	433,753	395,420	356,533
Revenue adjustments	(293)	(258)	(324)
	433,460	395,162	356,209
Total revenue	$1,229,747	$1,135,229	$1,062,106

Segment contribution:
Customer Engagement	$316,776	$286,236	$269,017
Cyber Intelligence	114,012	94,585	85,777
Total segment contribution	430,788	380,821	354,794

Reconciliation of segment contribution to operating income:
Revenue adjustments	15,352	15,229	10,590
Shared support expenses	163,893	154,673	150,170
Amortization of acquired intangible assets	56,413	72,425	81,461
Stock-based compensation	66,657	69,366	65,608
Acquisition, integration, restructuring, and other unallocated expenses	14,238	20,498	29,599
Total reconciling items, net	316,553	332,191	337,428
Operating income	$114,235	$48,630	$17,366

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment. In connection with our August 2016 change in segmentation, we reallocated goodwill previously assigned to our former Video Intelligence operating segment to the Customer Engagement and Cyber Intelligence operating segments. There were no other material changes in the allocations of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2019, 2018, and 2017.  Further details regarding the allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, “Intangible Assets and Goodwill”.

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

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2019, 2018, and 2017:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Americas:
United States	$555,365	$445,406	$438,034
Other	103,158	150,993	134,111
Total Americas	658,523	596,399	572,145
EMEA	321,723	354,495	322,130
APAC	249,501	184,335	167,831
Total revenue	$1,229,747	$1,135,229	$1,062,106

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
United States	$51,006	$45,942
Israel	30,310	27,089
Other countries	18,818	16,058
Total property and equipment, net	$100,134	$89,089

Significant Customers

No single customer accounted for more than 10% of our revenue during the years ended January 31, 2019, 2018, and 2017.

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2019 and 2018 appears in the following tables:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2018	2018	2018	2019
Revenue	$289,207	$306,327	$303,983	$330,230
Gross profit	$175,115	$193,020	$192,744	$219,655
(Loss) income before provision for income taxes	$(951)	$19,202	$25,814	$33,697
Net (loss) income	$(1,225)	$22,924	$20,213	$28,308
Net (loss) income attributable to Verint Systems Inc.	$(2,215)	$21,980	$18,920	$27,306

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.03)	$0.34	$0.29	$0.42
Diluted	$(0.03)	$0.33	$0.29	$0.41

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2017	2017	2017	2018
Revenue	$260,995	$274,777	$280,726	$318,731
Gross profit	$150,192	$164,103	$169,321	$204,826
(Loss) income before (benefit) provision for income taxes	$(19,932)	$(1,314)	$9,010	$31,136
Net (loss) income	$(19,040)	$(5,766)	$3,066	$18,286
Net (loss) income attributable to Verint Systems Inc.	$(19,786)	$(6,427)	$2,489	$17,097

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.32)	$(0.10)	$0.04	$0.27
Diluted	$(0.32)	$(0.10)	$0.04	$0.26

Net (loss) income per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net (loss) income per common share amounts may not equal the amounts reported for the years.

The quarterly operating results for the year ended January 31, 2019 did not include any material unusual or infrequently occurring items. During the three months ended January 31, 2018, we recognized provisional deferred income tax withholding expense of $15.0 million on foreign earnings that may be repatriated to the U.S., in connection with the 2017 Tax Act, which was enacted into law in December 2017.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2019.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2019 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2019, of the Company and our report dated March 27, 2019, expressed an unqualified opinion on those financial statements.

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
March 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2019 (the “2019 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2019.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,777,795	(2)	$8.73	5,851,918	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,777,795			5,851,918

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of 1,362 stock options and 2,776,433 restricted stock units.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2019 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.3	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
10.1	Form of Indemnification Agreement	Form 10-Q filed on December 6, 2018
10.2	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.3	Verint Systems Inc. 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2015
10.4	Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2017
10.5	Verint Systems Inc. Stock Bonus Program**	Form 10-K filed on March 29, 2018

10.6	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Form 10-K filed on March 30, 2016
10.7	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Form 10-K filed on March 30, 2016
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2017**	Form 10-K filed on March 28, 2017
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.11	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.12
Amendment No. 1, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.13	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.14	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.15	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.16	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.17	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan**	Form 10-K filed on March 27, 2015
10.18	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ended January 31, 2019 and Subsequent**	Form 10-K filed March 29, 2018
10.19	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC.

March 27, 2019	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 27, 2019	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 27, 2019
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 27, 2019
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Egan	Director	March 27, 2019
John R. Egan

/s/ Stephen J. Gold	Director	March 27, 2019
Stephen J. Gold

/s/ Penelope Herscher	Director	March 27, 2019
Penelope Herscher

/s/ William H. Kurtz	Director	March 27, 2019
William H. Kurtz

/s/ Richard Nottenburg	Director	March 27, 2019
Richard Nottenburg

/s/ Howard Safir	Director	March 27, 2019
Howard Safir

/s/ Earl Shanks	Director	March 27, 2019
Earl Shanks