Form 10-Q
period 2019-04-30
VERINT SYSTEMS INC
filed 2019-06-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                                to                                     .

Commission File No. 001-34807

Verint Systems Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3200514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 Broadhollow Road, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

(631) 962-9600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
The NASDAQ Stock Market, LLC
Common Stock, $.001 par value per share	VRNT	(NASDAQ Global Select Market)

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

There were 65,773,328 shares of the registrant’s common stock outstanding on May 15, 2019.

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

•
risks associated with market volatility in the prices of our common stock and convertible notes based on our performance, third-party publications or speculation, or other factors and risks associated with actions of activist stockholders.

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2019. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2019	2019
Assets
Current Assets:
Cash and cash equivalents	$412,024	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits	39,749	42,262
Short-term investments	39,334	32,329
Accounts receivable, net of allowance for doubtful accounts of $4.5 million and $3.8 million, respectively	316,101	375,663
Contract assets	63,228	63,389
Inventories	27,845	24,952
Prepaid expenses and other current assets	90,016	97,776
Total current assets	988,297	1,006,346
Property and equipment, net	102,340	100,134
Operating lease right-of-use assets	96,811	—
Goodwill	1,431,517	1,417,481
Intangible assets, net	219,552	225,183
Other assets	119,024	117,883
Total assets	$2,957,541	$2,867,027

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$65,275	$71,621
Accrued expenses and other current liabilities	244,983	212,824
Contract liabilities	350,488	377,376
Total current liabilities	660,746	661,821
Long-term debt	780,260	777,785
Long-term contract liabilities	32,726	30,094
Operating lease liabilities	85,649	—
Other liabilities	123,583	136,523
Total liabilities	1,682,964	1,606,223
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at April 30, 2019 and January 31, 2019, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 67,446,000 and 66,998,000 shares; outstanding 65,773,000 and 65,333,000 shares at April 30, 2019 and January 31, 2019, respectively.	67	67
Additional paid-in capital	1,601,156	1,586,266
Treasury stock, at cost - 1,673,000 and 1,665,000 shares at April 30, 2019 and January 31, 2019, respectively.	(58,072)	(57,598)
Accumulated deficit	(132,698)	(134,274)
Accumulated other comprehensive loss	(149,523)	(145,225)
Total Verint Systems Inc. stockholders' equity	1,260,930	1,249,236
Noncontrolling interests	13,647	11,568
Total stockholders' equity	1,274,577	1,260,804
Total liabilities and stockholders' equity	$2,957,541	$2,867,027

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2019	2018
Revenue:
Product	$104,224	$105,864
Service and support	211,035	183,343
Total revenue	315,259	289,207
Cost of revenue:
Product	28,120	34,809
Service and support	79,361	71,857
Amortization of acquired technology	6,707	7,426
Total cost of revenue	114,188	114,092
Gross profit	201,071	175,115
Operating expenses:
Research and development, net	57,169	52,152
Selling, general and administrative	121,721	107,497
Amortization of other acquired intangible assets	7,713	7,684
Total operating expenses	186,603	167,333
Operating income	14,468	7,782
Other income (expense), net:
Interest income	1,426	793
Interest expense	(9,934)	(9,062)
Other expense, net	(790)	(464)
Total other expense, net	(9,298)	(8,733)
Income (loss) before provision for income taxes	5,170	(951)
Provision for income taxes	1,409	274
Net income (loss)	3,761	(1,225)
Net income attributable to noncontrolling interests	2,185	990
Net income (loss) attributable to Verint Systems Inc.	$1,576	$(2,215)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

Weighted-average common shares outstanding:
Basic	65,438	63,928
Diluted	67,088	63,928

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2019	2018
Net income (loss)	$3,761	$(1,225)
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(3,962)	(13,628)
Net increase (decrease) from foreign exchange contracts designated as hedges	1,281	(6,583)
Net (decrease) increase from interest rate swap designated as a hedge	(2,017)	220
Benefit for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	294	78
Other comprehensive loss	(4,404)	(19,913)
Comprehensive loss	(643)	(21,138)
Comprehensive income attributable to noncontrolling interests	2,079	1,038
Comprehensive loss attributable to Verint Systems Inc.	$(2,722)	$(22,176)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2018	63,836	$65	$1,519,724	$(57,425)	$(238,312)	$(103,460)	$1,120,592	$11,744	$1,132,336
Net (loss) income	—	—	—	—	(2,215)	—	(2,215)	990	(1,225)
Other comprehensive (loss) income	—	—	—	—	—	(19,961)	(19,961)	48	(19,913)
Stock-based compensation - equity-classified awards	—	—	14,898	—	—	—	14,898	—	14,898
Common stock issued for stock awards and stock bonuses	180	1	—	—	—	—	1	—	1
Treasury stock acquired	(4)	—	—	(173)	—	—	(173)	—	(173)
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	60	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(760)	(760)
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	38,047	—	38,047	—	38,047
Balances as of April 30, 2018	64,012	$66	$1,534,622	$(57,598)	$(202,480)	$(123,421)	$1,151,189	$12,082	$1,163,271

Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804
Net income	—	—	—	—	1,576	—	1,576	2,185	3,761
Other comprehensive loss	—	—	—	—	—	(4,298)	(4,298)	(106)	(4,404)
Stock-based compensation - equity-classified awards	—	—	14,890	—	—	—	14,890	—	14,890
Common stock issued for stock awards and stock bonuses	448	—	—	—	—	—	—	—	—
Treasury stock acquired	(8)	—	—	(474)	—	—	(474)	—	(474)
Balances as of April 30, 2019	65,773	$67	$1,601,156	$(58,072)	$(132,698)	$(149,523)	$1,260,930	$13,647	$1,274,577

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,761	$(1,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,954	23,963
Stock-based compensation, excluding cash-settled awards	17,065	16,443
Amortization of discount on convertible notes	3,061	2,905
Non-cash gains on derivative financial instruments, net	(549)	(1,488)
Other non-cash items, net	2,646	(448)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	58,900	45,386
Contract assets	(39)	(18,811)
Inventories	(3,118)	2,434
Prepaid expenses and other assets	5,268	(1,028)
Accounts payable and accrued expenses	8,487	(3,027)
Contract liabilities	(24,648)	(4,543)
Other, net	(725)	(409)
Net cash provided by operating activities	93,063	60,152

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(20,210)	—
Purchases of property and equipment	(8,331)	(7,747)
Purchases of investments	(9,995)	(2,792)
Maturities and sales of investments	2,965	—
Cash paid for capitalized software development costs	(2,819)	(1,121)
Change in restricted bank time deposits, and other investing activities, net	2,941	398
Net cash used in investing activities	(35,449)	(11,262)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(1,584)	(1,275)
Purchases of treasury stock	(474)	(173)
Dividends paid to noncontrolling interest	—	(760)
Payments of deferred purchase price and contingent consideration for business combinations (financing portion)	(11,674)	(2,584)
Other financing activities, net	—	(15)
Net cash used in financing activities	(13,732)	(4,807)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(853)	(1,495)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	43,029	42,588
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	412,699	398,210
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$455,728	$440,798

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$412,024	$382,237
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	39,373	32,541
Restricted cash and cash equivalents included in other assets	4,331	26,020
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$455,728	$440,798

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to condensed consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. In a world of massive information growth, our solutions empower organizations with crucial, actionable insights and enable decision makers to anticipate, respond, and take action. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint’s Actionable Intelligence solutions, deployed in the cloud and on premises, to make more informed, timely and effective decisions.

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. Our research and development (“R&D”) team is focused on actionable intelligence and is comprised of approximately 1,900 professionals. Our innovative solutions are backed-up by a strong IP portfolio with approximately 1,000 patents and patent applications worldwide across data capture, artificial intelligence, unstructured data analytics, predictive analytics and automation.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods ended April 30, 2019 and 2018, and the condensed consolidated balance sheet as of April 30, 2019, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2019 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2019. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Except for the accounting policy for leases appearing below, implemented as a result of adopting Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes in our significant accounting policies during the three months ended April 30, 2019, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2019.

Leases
We determine if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use (“ROU”) assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities (long-term portions), on our condensed consolidated balance sheet. Finance lease assets are included in property and equipment, and corresponding finance lease liabilities are included within accrued expenses and other current liabilities (current portions), and other liabilities (long-term portions), on our condensed consolidated balance sheet.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term at commencement date. Our leases do not provide an implicit interest rate. We calculate the incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term, and consider our historical borrowing activities and market data in this determination. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which we account for as a single lease component. Some of our leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as rent expense in the period incurred. We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our ROU assets and lease liabilities was not material. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, we do not have any related party leases and our sublease transactions are de minimis.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 supersedes the requirements in Topic 840, Leases, and requires lessees to recognize ROU assets and liabilities for leases with lease terms of more than 12 months. We adopted ASU No. 2016-02 as of February 1, 2019 using the modified retrospective transition method of applying the new standard at the adoption date. Results for reporting periods beginning on or after February 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. Disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.

The new standard provided a number of optional practical expedients in transition. We elected the transition package of practical expedients available in the standard, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs and the practical expedient to not account for lease and non-lease components separately. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The adoption of ASU No. 2016-02 resulted in the recognition of ROU assets of approximately $100.4 million and lease liabilities for operating leases of approximately $110.4 million on our consolidated balance sheet as of February 1, 2019 with no material impact to our consolidated statements of operations. The ROU assets are lower than the operating lease liabilities primarily because previously recorded net deferred rent balances were reclassified into the ROU assets. There was no impact to our accumulated deficit upon adoption of the standard. The adoption of the new standard also resulted in significant additional disclosures regarding our leasing activities. Please refer to Note 14, “Leases” for further details.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies the option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The stranded tax effect represents the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the 2017 Tax Act was effective and the amount that would have been recorded using the newly enacted rate. We adopted this guidance on February 1, 2019, and the adoption did not have an impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Adoption of this standard had an immaterial impact on our condensed consolidated financial statements.

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

2.	REVENUE RECOGNITION

We derive our revenue primarily from the licensing of our software products and related services and support based on when control of the software passes to our customers or the services are provided, in an amount that reflects the consideration we expect to be entitled to in exchange for such goods or services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction, including mandatory government charges that are passed through to our customers.

We determine revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied.

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Disaggregation of Revenue

The following table provides information about disaggregated revenue for our Customer Engagement and Cyber Intelligence segments by product revenue and service and support revenue, as well as by the recurring or nonrecurring nature of revenue for each business segment. Recurring revenue is the portion of our revenue that we believe is likely to be renewed in the future. The recurrence of these revenue streams in future periods depends on a number of factors including contractual periods and customers' renewal decisions.

For our Customer Engagement segment:

•	Recurring revenue primarily consists of cloud revenue and initial and renewal PCS.

◦	Cloud revenue consists primarily of SaaS revenue with some optional managed services revenue.

◦
SaaS revenue consists predominately of bundled SaaS (software with standard managed services) with some unbundled SaaS (software licensing rights sold separately from managed services and accounted for as term-based licenses). Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.

◦
Bundled SaaS revenue is recognized over time and unbundled SaaS revenue is recognized at a point in time. Unbundled SaaS contracts are eligible to renew after the initial fixed term, which in most cases is between a one-and three-year time frame.

•	Nonrecurring revenue primarily consists of our perpetual licenses, consulting, implementation and installation services, and training.

For our Cyber Intelligence segment:

•	Recurring revenue primarily consists of initial and renewal PCS, subscription software licenses, and SaaS in certain limited transactions.

•
Nonrecurring revenue primarily consists of our perpetual licenses, long-term projects including software customizations that are recognized over time as control transfers to the customer using a percentage of completion (“POC”) method, consulting, implementation and installation services, training, and hardware.

To conform with the presentation described above, the classification of Customer Engagement unbundled SaaS revenue for the three months ended April 30, 2018 in the table below has been updated to reflect $2.2 million of recurring revenue which had previously been presented within nonrecurring revenue.

	Three Months Ended April 30, 2019			Three Months Ended April 30, 2018
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$54,002	$50,222	$104,224	$48,364	$57,500	$105,864
Service and support	153,093	57,942	211,035	138,092	45,251	183,343
Total revenue	$207,095	$108,164	$315,259	$186,456	$102,751	$289,207

Revenue by recurrence:
Recurring revenue	$123,358	$46,817	$170,175	$107,830	$36,150	$143,980
Nonrecurring revenue	83,737	61,347	145,084	78,626	66,601	145,227
Total revenue	$207,095	$108,164	$315,259	$186,456	$102,751	$289,207

The following table provides a further disaggregation of revenue for our Customer Engagement segment.

	Three Months Ended April 30,
(in thousands)	2019	2018
Customer Engagement revenue:
Recurring revenue
Cloud	$47,085	$32,805
PCS	76,273	75,025
Total recurring revenue	123,358	107,830
Nonrecurring revenue	83,737	78,626
Total Customer Engagement revenue	$207,095	$186,456

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	April 30, 2019	January 31, 2019
Accounts receivable, net	$316,101	$375,663
Contract assets	63,228	63,389
Long-term contract assets (included in other assets)	1,548	1,375
Contract liabilities	350,488	377,376
Long-term contract liabilities	32,726	30,094

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to our significantly customized solutions as the right to consideration is subject to the contractually agreed upon billing schedule. There are two customers in our Cyber Intelligence segment that combined accounted for $84.6 million and $84.3 million of our aggregated accounts receivable and contract assets at April 30, 2019 and January 31, 2019, respectively. These customers are governmental agencies outside of the U.S. which we believe present insignificant credit risk.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the three months ended April 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of each period was $134.6 million and $117.3 million, respectively.

Remaining Performance Obligations

The majority of our arrangements are for periods of up to three years, with a significant portion being one year or less. We had $1.1 billion of remaining performance obligations as of April 30, 2019. We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. We currently expect to recognize approximately 65% of our remaining revenue backlog over the next twelve months and the remainder thereafter. The timing and amount of revenue recognition for our remaining performance obligations is influenced by several factors, including seasonality, the timing of PCS renewals, and the revenue recognition for certain projects, particularly in our Cyber Intelligence segment, that can extend over longer periods of time, delivery under which, for various reasons, may be delayed, modified, or canceled. Further, we have historically generated a large portion of our business each quarter by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of remaining obligations may not be a meaningful indicator of future results.

3.	NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2019	2018
Net income (loss)	$3,761	$(1,225)
Net income attributable to noncontrolling interests	2,185	990
Net income (loss) attributable to Verint Systems Inc.	$1,576	$(2,215)
Weighted-average shares outstanding:
Basic	65,438	63,928
Dilutive effect of employee equity award plans	1,650	—
Dilutive effect of 1.50% convertible senior notes	—	—
Dilutive effect of warrants	—	—
Diluted	67,088	63,928
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2019	2018
Common shares excluded from calculation:
Stock options and restricted stock-based awards	606	1,587
1.50% convertible senior notes	6,205	6,205
Warrants	6,205	6,205

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

4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2019 and January 31, 2019:

	April 30, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$377,521	$—	$—	$377,521
Money market funds	34,503	—	—	34,503
Total cash and cash equivalents	$412,024	$—	$—	$412,024

Short-term investments:
Bank time deposits	$39,334	$—	$—	$39,334
Total short-term investments	$39,334	$—	$—	$39,334

	January 31, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$359,266	$—	$—	$359,266
Money market funds	10,709	—	—	10,709
Total cash and cash equivalents	$369,975	$—	$—	$369,975

Short-term investments:
Bank time deposits	$32,329	$—	$—	$32,329
Total short-term investments	$32,329	$—	$—	$32,329

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the three months ended April 30, 2019 proceeds from maturities and sales of short-term investments were $3.0 million. There were no proceeds from maturities and sales of short-term investments during the three months ended April 30, 2018.

5.	BUSINESS COMBINATIONS

Three Months Ended April 30, 2019

During the three months ended April 30, 2019, we completed the acquisition of a SaaS workforce optimization company focused on the small and medium-sized business (SMB) market as part of our strategy to expand our SMB portfolio. This company is being integrated into our Customer Engagement segment. This transaction was not material to our condensed consolidated financial statements.

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

The purchase price of $65.2 million consisted of (i) $58.9 million of cash paid at closing, funded from cash on hand, partially offset by $0.4 million of ForeSee’s cash received in the acquisition, resulting in net cash consideration at closing of $58.5 million; (ii) a post-closing deferred purchase price adjustment of $6.0 million which was paid in April 2019; and (iii) $0.3 million of other purchase price adjustments. The purchase price is subject to customary purchase price adjustments related to the final determination of ForeSee’s cash, net working capital, transaction expenses, and taxes as of December 19, 2018. The acquired business is being integrated into our Customer Engagement operating segment.

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

Among the factors contributing to the recognition of goodwill as a component of the ForeSee purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The $34.7 million of goodwill has been assigned to our Customer Engagement segment. For income tax purposes, $3.3 million of this goodwill is deductible and $31.4 million is not deductible.

In connection with the purchase price allocation for ForeSee, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculated fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $9.8 million of current and long-term contract liabilities, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not been received, we recorded a $10.2 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $5.5 million of which is included within prepaid expenses and other current assets, and $4.7 million of which is included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of ForeSee, consisting primarily of professional fees and integration expenses, were $1.5 million for the three months ended April 30, 2019, and were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for our acquisition of ForeSee:

(in thousands)	Amount
Components of Purchase Price:
Cash	$58,901
Deferred purchase price consideration	6,000
Other purchase price adjustments	262
Total purchase price	$65,163

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$7,245
Other current assets, including cash acquired	8,059
Other assets	6,075
Current and other liabilities	(12,868)
Contract liabilities - current and long-term	(9,821)
Deferred income taxes	(11,804)
Net tangible liabilities	(13,114)
Identifiable intangible assets:
Customer relationships	19,500
Developed technology	20,700
Trademarks and trade names	3,400
Total identifiable intangible assets	43,600
Goodwill	34,677
Total purchase price allocations	$65,163

The acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of seven and nine years, four years, and four years, respectively, the weighted average of which is approximately 6.1 years. The acquired identifiable assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $1.9 million for the three months ended April 30, 2019. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed subsequent to April 30, 2018 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes, and reserves for uncertain income tax positions.

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

For the three months ended April 30, 2019 and 2018, we recorded a charge of $1.2 million and a benefit of $0.8 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $61.4 million at April 30, 2019, of which $30.1 million was recorded within accrued expenses and other current liabilities, and $31.3 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $6.4 million and $3.1 million for the three months ended April 30, 2019 and 2018, respectively.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2019 and January 31, 2019:

	April 30, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$455,804	$(305,949)	$149,855
Acquired technology	289,317	(227,288)	62,029
Trade names	13,422	(5,754)	7,668
Distribution network	4,440	(4,440)	—
Total intangible assets	$762,983	$(543,431)	$219,552

	January 31, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$452,918	$(299,549)	$153,369
Acquired technology	285,230	(221,145)	64,085
Trade names	12,859	(5,130)	7,729
Distribution network	4,440	(4,440)	—
Total intangible assets	$755,447	$(530,264)	$225,183

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2019 and January 31, 2019:

	April 30,	January 31,
(in thousands)	2019	2019
Customer Engagement	$214,585	$218,738
Cyber Intelligence	4,967	6,445
Total	$219,552	$225,183

Total amortization expense recorded for acquisition-related intangible assets was $14.4 million and $15.1 million for the three months ended April 30, 2019 and 2018, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2020 (remainder of year)	$40,099
2021	46,663
2022	42,942
2023	35,034
2024	25,364
2025 and thereafter	29,450
Total	$219,552

Goodwill activity for the three months ended April 30, 2019, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Three Months Ended April 30, 2019:
Goodwill, gross, at January 31, 2019	$1,484,346	$1,326,370	$157,976
Accumulated impairment losses through January 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2019	1,417,481	1,270,327	147,154
Business combinations, including adjustments to prior period acquisitions	16,710	16,710	—
Foreign currency translation and other	(2,674)	(2,345)	(329)
Goodwill, net, at April 30, 2019	$1,431,517	$1,284,692	$146,825

Balance at April 30, 2019:
Goodwill, gross, at April 30, 2019	$1,498,382	$1,340,735	$157,647
Accumulated impairment losses through April 30, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at April 30, 2019	$1,431,517	$1,284,692	$146,825
No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2019.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2019 and January 31, 2019:

	April 30,	January 31,
(in thousands)	2019	2019

1.50% Convertible Senior Notes	$400,000	$400,000
2017 Term Loan	417,562	418,625
Other debt	53	92
Less: Unamortized debt discounts and issuance costs	(33,052)	(36,589)
Total debt	784,563	782,128
Less: current maturities	4,303	4,343
Long-term debt	$780,260	$777,785

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

The Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under a prior credit agreement.

The Notes are unsecured and are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods. If converted, we currently intend to pay cash in respect of the principal amount of the Notes. We currently expect to refinance the Notes at or prior to maturity with new convertible notes or other debt.

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

As of April 30, 2019, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at April 30, 2019.

As of April 30, 2019, the carrying value of the debt component was $370.3 million, which is net of unamortized debt discount and issuance costs of $27.1 million and $2.6 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at April 30, 2019.

Based on the closing market price of our common stock on April 30, 2019, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2019, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2019, no Warrants had been exercised and all Warrants remained outstanding.

The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.

Credit Agreements

2017 Credit Agreement

On June 29, 2017, we entered into a new credit agreement (the “2017 Credit Agreement”) with certain lenders and terminated a prior credit agreement.

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
The majority of the proceeds from the 2017 Term Loan were used to repay all outstanding terms loans under our prior credit agreement.
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
As of April 30, 2019, the interest rate on the 2017 Term Loan was 4.50%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.68% at April 30, 2019. As of January 31, 2019 the interest rate on 2017 Term Loan was 4.52%.
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
Future Principal Payments on Term Loan
As of April 30, 2019, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2020 (remainder of year)	$3,187
2021	4,250
2022	4,250
2023	4,250
2024	4,250
2025 and thereafter	397,375
Total	$417,562
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500
Amortization of debt discount	3,061	2,904
Amortization of deferred debt issuance costs	289	274
Total Interest Expense - 1.50% Convertible Senior Notes	$4,850	$4,678

Borrowings under Credit Agreements:
Interest expense at contractual rates	$4,645	$3,866
Amortization of debt discounts	16	16
Amortization of deferred debt issuance costs	374	378
Total Interest Expense - Borrowings under Credit Agreements	$5,035	$4,260

8.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2019 and January 31, 2019:

	April 30,	January 31,
(in thousands)	2019	2019
Raw materials	$11,819	$10,875
Work-in-process	6,091	5,567
Finished goods	9,935	8,510
Total inventories	$27,845	$24,952

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Foreign currency losses, net	$(1,187)	$(1,835)
Gains on derivative financial instruments, net	549	1,488
Other, net	(152)	(117)
Total other expense, net	$(790)	$(464)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Cash paid for interest	$4,673	$2,647
Cash (refunds) payments of income taxes, net	$(1,513)	$4,999
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,301	$3,397
Inventory transfers to property and equipment	$73	$603
Liabilities for contingent consideration in business combinations, including measurement period adjustments	$5,200	$69

9.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the three months ended April 30, 2019 and 2018. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

During the three months ended April 30, 2019, we repurchased approximately 8,000 shares of treasury stock for a cost of $0.5 million to facilitate income tax withholding and payment requirements upon vesting of equity awards. During the three months ended April 30, 2018, we acquired approximately 4,000 shares of stock in a nonmonetary transaction valued at $0.2 million.

At April 30, 2019, we held approximately 1,673,000 shares of treasury stock with a cost of $58.1 million. At January 31, 2019, we held approximately 1,665,000 shares of treasury stock with a cost of $57.6 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the three months ended April 30, 2019:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2019	$(981)	$(3,043)	$(141,201)	$(145,225)
Other comprehensive income (loss) before reclassifications	306	(1,593)	(3,856)	(5,143)
Amounts reclassified out of accumulated other comprehensive loss	(845)	—	—	(845)
Net other comprehensive income (loss)	1,151	(1,593)	(3,856)	(4,298)
Accumulated other comprehensive income (loss) at April 30, 2019	$170	$(4,636)	$(145,057)	$(149,523)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,
(in thousands)	2019	2018	Location
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$(72)	$37	Cost of product revenue
	(84)	40	Cost of service and support revenue
	(472)	220	Research and development, net
	(311)	136	Selling, general and administrative
	(939)	433	Total, before income taxes
	94	(43)	Benefit (provision) for income taxes
	$(845)	$390	Total, net of income taxes

10. INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2019, we recorded an income tax provision of $1.4 million on pre-tax income of $5.2 million, which represented an effective income tax rate of 27.3%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions.

For the three months ended April 30, 2018, we recorded an income tax provision of $0.3 million on a pre-tax loss of $1.0 million, which represented a negative effective income tax rate of 28.8%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintained valuation allowances. Our pre-tax losses in U.S. federal, state, and foreign jurisdictions where we maintained valuation allowances and did not record tax benefits were higher than the pre-tax income in jurisdictions where we recorded tax provisions.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date. Accounting guidance for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in certain state and foreign jurisdictions. As of January 31, 2019, we had a net federal deferred tax liability position in the U.S. and therefore no valuation allowance was recorded in relation to U.S. federal deferred tax items. We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized income tax benefits of $110.1 million and $109.1 million (excluding interest and penalties) as of April 30, 2019 and January 31, 2019, respectively. The accrued liability for interest and penalties was $5.2 million and $4.6 million at April 30, 2019 and January 31, 2019, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2019 and January 31, 2019, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $101.8 million and $100.9 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at April 30, 2019 could decrease by approximately $5.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

11.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2019 and January 31, 2019:

	April 30, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,503	$—	$—
Foreign currency forward contracts	—	905	—
Interest rate swap agreements	—	1,470	—
Total assets	$34,503	$2,375	$—
Liabilities:
Foreign currency forward contracts	$—	$496	$—
Interest rate swap agreements	—	6,045	—
Contingent consideration - business combinations	—	—	61,379
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,850
Total liabilities	$—	$6,541	$64,229

	January 31, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,709	$—	$—
Foreign currency forward contracts	—	1,401	—
Interest rate swap agreements	—	2,072	—
Total assets	$10,709	$3,473	$—
Liabilities:
Foreign currency forward contracts	$—	$2,086	$—
Interest rate swap agreements	—	4,028	—
Contingent consideration - business combinations	—	—	61,340
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,000
Total liabilities	$—	$6,114	$64,340

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$61,340	$62,830
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	5,200	69
Changes in fair values, recorded in operating expenses	1,213	(822)
Payments of contingent consideration	(6,361)	(3,084)
Foreign currency translation and other	(13)	(169)
Fair value measurement at end of period	$61,379	$58,824

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$3,000	$2,950
Change in fair value, recorded in operating expenses	(150)	50
Fair value measurement at end of period	$2,850	$3,000

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2019 and 2018.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.3% to 5.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2019. We utilized discount rates ranging from 3.8% to 5.8% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2019.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 13.5% and 12.5% in our calculation of the estimated fair value of the option as of April 30, 2019 and January 31, 2019, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $415 million and $412 million at April 30, 2019 and January 31, 2019. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of April 30, 2019 and January 31, 2019 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at April 30, 2019 and January 31, 2019.

The estimated fair values of our Notes were approximately $451 million and $400 million at April 30, 2019 and January 31, 2019, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of April 30, 2019, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $3.8 million. There were no observable price changes in our investments in privately-held companies and we did not recognize any impairments or other adjustments during the three months ended April 30, 2019.

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

We held outstanding foreign currency forward contracts with notional amounts of $87.8 million and $123.0 million as of April 30, 2019 and January 31, 2019, respectively.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the term loan borrowings under a prior credit agreement, in February 2016 we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the prior credit agreement was terminated on June 29, 2017, the 2016 Swap agreement remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under our 2017 Credit Agreement resulting from increases in market interest rates. Settlements with the counterparty under the 2016 Swap occur quarterly, and the 2016 Swap will terminate on September 6, 2019.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2019 and January 31, 2019 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2019	2019
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$684	$738
Not designated as hedging instruments	Prepaid expenses and other current assets	221	663
Interest rate swap agreements:
Not designated as hedging instrument	Prepaid expenses and other current assets	1,470	2,072
Total derivative assets		$2,375	$3,473

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$496	$1,830
Not designated as hedging instruments	Accrued expenses and other current liabilities	—	256
Interest rate swap agreements:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	415	122
Designated as a cash flow hedge	Other liabilities	5,630	3,906
Total derivative liabilities		$6,541	$6,114

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,
(in thousands)	2019	2018
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$342	$(6,149)
Interest rate swap agreement	(2,017)	220
	$(1,675)	$(5,929)

Net (losses) gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(939)	$433

For information regarding the line item locations of the net gains reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 9, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the $0.2 million of net unrealized gains recorded in our accumulated other comprehensive loss at April 30, 2019 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. Approximately $0.3 million of the $4.6 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at April 30, 2019 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2019 and 2018 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2019	2018
Foreign currency forward contracts	Other income (expense), net	$564	$761
Interest rate swap agreements	Other income (expense), net	(15)	727
		$549	$1,488

13.	STOCK-BASED COMPENSATION

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

The 2017 Amended Plan expires on June 22, 2027. At our annual meeting of stockholders on June 20, 2019, our stockholders will be asked to consider the adoption of the Verint Systems Inc. 2019 Long-Term Stock Incentive Plan (the “2019 Plan”). If the 2019 Plan is approved, no further awards will be made under the 2017 Amended Plan following the date of such approval.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Cost of revenue - product	$334	$117
Cost of revenue - service and support	1,070	729
Research and development, net	2,590	1,509
Selling, general and administrative	13,109	14,104
Total stock-based compensation expense	$17,103	$16,459

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Restricted stock units and restricted stock awards	$14,890	$14,895
Stock bonus program and bonus share program	2,175	1,548
Total equity-settled awards	17,065	16,443
Phantom stock units (cash-settled awards)	38	16
Total stock-based compensation expense	$17,103	$16,459

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019		2018
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,777	$41.05	2,808	$41.18
Granted	1,444	$61.10	1,324	$42.39
Released	(448)	$39.50	(180)	$38.65
Forfeited	(60)	$35.44	(100)	$42.11
Ending balance	3,713	$49.23	3,852	$41.69

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2019, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the three months ended April 30, 2019 and 2018 (these amounts are already included in the Award Activity Table above for 2019 and 2018):

	Three Months Ended April 30,
(in thousands)	2019	2018
Beginning balance	512	506
Granted	286	174
Released	(234)	(72)
Forfeited	(26)	(83)
Ending balance	538	525

Excluding PSUs, we granted 1,158,000 RSUs during the three months ended April 30, 2019.

As of April 30, 2019, there was approximately $131.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

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

There was no activity under the stock bonus program during the three months ended April 30, 2019 and 2018.

In March 2019, our board of directors increased the maximum number of shares of common stock authorized for issuances under the stock bonus program for the year ended January 31, 2019 from 125,000 to 150,000. Awards earned under this stock bonus program are expected to be issued during the three months ended July 31, 2019.

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

The combined accrued liabilities for the stock bonus program and the bonus share program were $11.4 million and $9.3 million at April 30, 2019 and January 31, 2019, respectively.

14. LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which may include options to extend the leases for up to 6 years, and some of which may include options to terminate the leases within 1 year. As of April 30, 2019, assets recorded under finance leases were $6.9 million and accumulated depreciation associated with finance leases was $0.3 million.

The components of lease expenses for the three months ended April 30, 2019 were as follows:

(in thousands)	Three Months Ended April 30, 2019
Operating lease expenses	$7,437
Finance lease expenses:
Amortization of right-of-use assets	93
Interest on lease liabilities	30
Total finance lease expenses	123
Variable lease expenses	1,966
Short-term lease expenses	255
Sublease income	(223)
Total lease expenses	$9,558

Other information related to leases was as follows:

(in thousands)	Three Months Ended April 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,841
Operating cash flows from finance leases	30
Financing cash flows from finance leases	472
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,773
Finance leases	—
Weighted average remaining lease terms
Operating leases	6 years
Finance leases	3 years
Weighted average discount rates
Operating leases	5.6%
Finance leases	5.5%

Maturities of lease liabilities as of April 30, 2019 were as follows:

	April 30, 2019
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2020 (remainder of year)	$19,160	$1,083
2021	24,223	1,696
2022	19,563	1,491
2023	17,060	1,138
2024	15,578	153
Thereafter	31,888	—
Total future minimum lease payments	127,472	5,561
Less imputed interest	(20,064)	(427)
Total	$107,408	$5,134

Reported as of April 30, 2019:
Accrued expenses and other current liabilities	$21,759	$1,500
Operating lease liabilities	85,649	—
Other liabilities	—	3,634
Total	$107,408	$5,134

As of April 30, 2019, we have additional operating leases for office facilities that have not yet commenced with future lease obligations of $7.0 million. These operating leases will commence in 2019 with lease terms of greater than 1 year to 7 years.

As previously disclosed in our January 31, 2019 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases as of January 31, 2019 were as follows (in thousands):

(in thousands)	Operating	Capital
Years Ending January 31,	Leases	Leases
2020	$22,769	$1,343
2021	21,942	1,252
2022	19,157	1,130
2023	16,882	765
2024	15,152	107
Thereafter	33,477	—
Total	$129,379	4,597
Less: amount representing interest and other charges		(315)
Present value of minimum lease payments		$4,282

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our primary Israeli subsidiary, Verint Systems Limited (“VSL”) (Case Number 4186/09) and against our affiliate CTI (Case Number 1335/09). Also in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

On October 31, 2012, CTI distributed of all of the outstanding shares of common stock of Comverse, Inc., its principal operating subsidiary and parent company of Comverse Limited, to CTI’s shareholders (the “Comverse Share Distribution”). In the period leading up to the Comverse Share Distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in Verint and in its then-subsidiary, Comverse, Inc.) to Comverse, Inc. or to unaffiliated third parties. As the result of these transactions, Comverse, Inc. became an independent company and ceased to be affiliated with CTI, and CTI ceased to have any material assets other than its equity interests in Verint. Prior to the completion of the Comverse Share Distribution, the plaintiffs sought to compel CTI to set aside up to $150.0 million in assets to secure any future judgment, but the District Court did not rule on this motion. In February 2017, Mavenir Inc. became successor-in-interest to Comverse, Inc.

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

Following a second unsuccessful round of mediation in mid to late 2018, the proceedings resumed. The plaintiffs have filed a motion to amend the class certification motion and CTI has filed a corresponding motion to dismiss and a response. At a hearing on April 16, 2019, the District Court suggested that the parties consider another round of mediation. CTI has since delivered a notice to the District Court confirming its acceptance of the court’s recommendation to try the mediation process once again.

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

We measure the performance of our operating segments primarily based on segment revenue and segment contribution.

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

Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development, selling, marketing, and certain administrative expenses. When determining segment contribution, we do not allocate certain operating expenses which are provided by shared resources or are otherwise generally not controlled by segment management. These expenses are reported as “Shared support expenses” in our table of segment operating results, the majority of which are expenses for administrative support functions, such as information technology, human resources, finance, legal, and other general corporate support, and for occupancy expenses. These unallocated expenses also include procurement, manufacturing support, and logistics expenses. We share resources across our segments for efficiency and to avoid duplicative costs.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,
(in thousands)	2019	2018
Revenue:
Customer Engagement
Segment revenue	$215,867	$189,175
Revenue adjustments	(8,772)	(2,719)
	207,095	186,456
Cyber Intelligence
Segment revenue	108,291	102,795
Revenue adjustments	(127)	(44)
	108,164	102,751
Total revenue	$315,259	$289,207

Segment contribution:
Customer Engagement	$78,818	$66,802
Cyber Intelligence	27,290	21,222
Total segment contribution	106,108	88,024

Reconciliation of segment contribution to operating income:
Revenue adjustments	8,899	2,763
Shared support expenses	43,854	41,909
Amortization of acquired intangible assets	14,420	15,110
Stock-based compensation	17,103	16,459
Acquisition, integration, restructuring, and other unallocated expenses	7,364	4,001
Total reconciling items, net	91,640	80,242
Operating income	$14,468	$7,782

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2019 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest R&D teams focused on actionable intelligence consisting of approximately 1,900 professionals. Our innovative solutions are backed-up by a strong IP portfolio with approximately 1,000 patents and patent applications worldwide across data capture, artificial intelligence, unstructured data analytics, predictive analytics, and automation.

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

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2019 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2019, and include the following:

•	Revenue recognition;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Income taxes;

•	Contingencies; and

•	Accounting for stock-based compensation.

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2019.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands, except per share data)	2019	2018
Revenue	$315,259	$289,207
Operating income	$14,468	$7,782
Net income (loss) attributable to Verint Systems Inc.	$1,576	$(2,215)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Our revenue increased approximately $26.1 million, or 9%, to $315.3 million in the three months ended April 30, 2019 from $289.2 million in the three months ended April 30, 2018. The increase consisted of a $27.7 million increase in service and support revenue, partially offset by a $1.6 million decrease in product revenue. In our Customer Engagement segment, revenue increased $20.6 million, or approximately 11%, from $186.5 million in the three months ended April 30, 2018 to $207.1 million in the three months ended April 30, 2019. The increase consisted of a $15.0 million increase in service and support revenue and a $5.6 million increase in product revenue. In our Cyber Intelligence segment, revenue increased approximately $5.4 million, or 5%, from $102.8 million in the three months ended April 30, 2018 to $108.2 million in the three months ended April 30, 2019. The increase consisted of a $12.7 million increase in service and support revenue, partially offset by a $7.3 million decrease in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 54%, 28%, and 18% of our total revenue, respectively, in the three months ended April 30, 2019, compared to approximately 51%, 28%, and 21%, respectively, in the three months ended April 30, 2018. Further details of changes in revenue are provided below.

We reported operating income of $14.5 million in the three months ended April 30, 2019 compared to operating income of $7.8 million in the three months ended April 30, 2018.  The increase was primarily due to a $26.0 million increase in gross profit, from $175.1 million to $201.1 million, partially offset by a $19.3 million increase in operating expenses, from $167.3 million to $186.6 million. The increase in operating expenses consisted of a $14.2 million increase in selling, general and administrative expenses and a $5.0 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $1.6 million, and diluted net income per common share was $0.02, in the three months ended April 30, 2019 compared to net loss attributable to Verint Systems Inc. of $2.2 million, and diluted net loss per common share of $0.03, in the three months ended April 30, 2018. These improved operating results in the three months ended April 30, 2019 were primarily due to a $6.7 million increase in operating income described above, partially offset by a $1.2 million increase in net income attributable to our noncontrolling interests, a $1.1 million increase in provision for income taxes, and a $0.6 million increase in total other expense, net. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended April 30, 2019 to average exchange rates for the three months ended April 30, 2018, the U.S. dollar strengthened relative to the euro, British pound sterling, Brazilian real, Australian dollar, and Singapore dollar, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended April 30, 2019, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2018, our revenue would have been approximately $5.7 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $4.7 million higher, which would have resulted in a $1.0 million increase in our operating income.

As of April 30, 2019, we employed approximately 6,200 professionals, including part-time employees and certain contractors, as compared to approximately 5,500 at April 30, 2018.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Customer Engagement	$207,095	$186,456	11%
Cyber Intelligence	108,164	102,751	5%
Total revenue	$315,259	$289,207	9%

Customer Engagement Segment

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Customer Engagement revenue increased approximately $20.6 million, or 11%, from $186.5 million in the three months ended April 30, 2018 to $207.1 million in the three months ended April 30, 2019. The increase consisted of a $15.0 million increase in service and support revenue and a $5.6 million increase in product revenue. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continued to see positive demand from customers across our portfolio of cloud-based solutions and growth in services and support revenue associated with recent business combinations. The increase in product revenue was due to the recognition of a large license arrangement executed during the three months ended April 30, 2019 with no comparable transaction in the prior period. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period.

Cyber Intelligence Segment

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Cyber Intelligence revenue increased approximately $5.4 million, or 5%, from $102.8 million in the three months ended April 30, 2018 to $108.2 million in the three months ended April 30, 2019. The increase consisted of a $12.7 million increase in service and support revenue, partially offset by a $7.3 million decrease in product revenue. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in progress realized during the current year on long-term projects for which revenue is recognized over time using the percentage of completion (“POC”) method. The decrease in product revenue was primarily due to the recognition of a long-term customization project that was recognized upon customer acceptance in the three months ended April 30, 2018 and a decrease in product deliveries, partially offset by an increase in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method.

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

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Product revenue	$104,224	$105,864	(2)%
Service and support revenue	211,035	183,343	15%
Total revenue	$315,259	$289,207	9%

Product Revenue

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Product revenue decreased approximately $1.7 million, or 2%, from $105.9 million for the three months ended April 30, 2018 to $104.2 million for the three months ended April 30, 2019, resulting from a $7.3 million decrease in our Cyber Intelligence segment, partially offset by a $5.6 million increase in our Customer Engagement segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Service and support revenue increased approximately $27.7 million, or 15%, from $183.3 million for the three months ended April 30, 2018 to $211.0 million for the three months ended April 30, 2019. This increase was the result of a $15.0 million increase in our Customer Engagement segment and a $12.7 million increase in our Cyber Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Cost of product revenue	$28,120	$34,809	(19)%
Cost of service and support revenue	79,361	71,857	10%
Amortization of acquired technology	6,707	7,426	(10)%
Total cost of revenue	$114,188	$114,092	—%

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

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Cost of product revenue decreased approximately $6.7 million, or 19%, from $34.8 million in the three months ended April 30, 2018 to $28.1 million in the three months ended April 30, 2019 primarily due to decreased cost of product revenue in our Cyber Intelligence segment, due to a corresponding decrease in product revenue as discussed above, a decrease in costs associated with hardware deliverables due to the timing of hardware deliveries as described further below, and to a lesser extent a decrease in travel expenses related to on-site deliveries and a decrease in third-party software royalties. Our overall product gross margins increased to 73% in the three months ended April 30, 2019 from 67% in the three months ended April 30, 2018. Product gross margins in our Cyber Intelligence segment increased from 57% in the three months ended April 30, 2018 to 64% in the three months ended April 30, 2019, primarily due to a change in product mix and the timing of hardware deliveries related to certain long-term projects, for which fulfillment costs are recognized upon delivery but the associated revenue is recognized over time using the POC method. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold and the timing of hardware deliveries related to POC revenue. Product gross margins in our Customer Engagement segment increased from 82% in the three months ended April 30, 2018 to 84% in the three months ended April 30, 2019, primarily due to a change in product mix.

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

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Cost of service and support revenue increased approximately $7.5 million, or 10%, from $71.9 million in the three months ended April 30, 2018 to $79.4 million in the three months ended April 30, 2019. The increase was primarily due to increased employee compensation and related expenses in both our Customer Engagement and Cyber Intelligence segments as a result of additional services employee headcount to support the delivery of our services and support revenue. Our overall service and support gross margins increased from 61% in the three months ended April 30, 2018 to 62% in the three months ended April 30, 2019.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Amortization of acquired technology decreased approximately $0.7 million, or 10%, from $7.4 million in the three months ended April 30, 2018 to $6.7 million in the three months ended April 30, 2019. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Research and development, net	$57,169	$52,152	10%

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Research and development, net increased approximately $5.0 million, or 10%, from $52.2 million in the three months ended April 30, 2018 to $57.2 million in the three months ended April 30, 2019. The increase was primarily due to a $4.8 million increase in employee compensation and related expenses as a result of increased R&D headcount, a $1.0 million increase in stock-based compensation expenses as a result of a change in employee bonus payment structure, and a $0.7 million increase in software subscription expenses related to internal-use software, partially offset by a $1.5 million increase in capitalized software development costs in the three months ended April 30, 2019 compared to the three months ended April 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, changes in the fair values of our obligations under contingent consideration arrangements, sales and marketing expenses, including travel costs, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Selling, general and administrative	$121,721	$107,497	13%

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Selling, general and administrative expenses increased approximately $14.2 million, or 13%, from $107.5 million in the three months ended April 30, 2018 to $121.7 million in the three months ended April 30, 2019. This increase was primarily attributable to a $9.4 million increase in employee compensation expenses due to increased headcount as a result of recent acquisitions, a $1.9 million increase in professional fees related to a shareholder proxy contest, a $1.2 million increase in software subscription expenses related to internal-use software, an $0.8 million increase in agent commissions in our Cyber Intelligence segment, and a $0.6 million increase in rent expense associated with business combinations that closed after April 30, 2018. Additionally, selling, general, and administrative expenses increased an additional $2.0 million as a result of the change in fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.8 million in the three months ended April 30, 2018 to a net expense of $1.2 million during the three months ended April 30, 2019, as a result of revised outlooks for achieving the performance targets set forth in several unrelated contingent consideration arrangements. This impact on our operating results may be more significant in some periods than in others, depending on a number of factors, including the magnitude of the change in the outlook for each arrangement separately as well as the number of contingent consideration arrangements in place, the liabilities requiring adjustment in that period, and the net effect of those adjustments. These increases were partially offset by a $2.6 million decrease in legal fees primarily associated with acquisition activity, including transactions that were not consummated and a $1.0 million decrease in stock-based compensation expense as a result of a change in employee bonus payment structure in the three months ended April 30, 2019 compared to 2018.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Amortization of other acquired intangible assets	$7,713	$7,684	—%

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Amortization of other acquired intangible assets was approximately $7.7 million in the three months ended April 30, 2019 and 2018, as amortization from acquired intangible assets from recent business combinations was offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Interest income	$1,426	$793	80%
Interest expense	(9,934)	(9,062)	10%
Other income (expense):
Foreign currency losses, net	(1,187)	(1,835)	(35)%
Gains on derivatives	549	1,488	(63)%
Other, net	(152)	(117)	30%
Total other expense, net	(790)	(464)	70%
Total other expense, net	$(9,298)	$(8,733)	6%

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Total other expense, net, increased by $0.6 million from $8.7 million in the three months ended April 30, 2018 to $9.3 million in the three months ended April 30, 2019.

Interest expense increased from $9.1 million in the three months ended April 30, 2018 to $9.9 million in the three months ended April 30, 2019 primarily due to higher interest rates on outstanding borrowings.

We recorded $1.2 million of net foreign currency losses in the three months ended April 30, 2019 compared to $1.8 million of net foreign currency losses in the three months ended April 30, 2018. Foreign currency losses in the three months ended April 30, 2019 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar from January 31, 2019 to April 30, 2019, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, the strengthening of the U.S. dollar against the Brazilian real, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use the Brazilian real functional currency, and the strengthening of the U.S. dollar against the euro, resulting in foreign currency losses on euro denominated net assets in certain entities which use a U.S. dollar functional currency.

In the three months ended April 30, 2019, there were net gains on derivative financial instruments of $0.5 million, compared to net gains of $1.5 million on such instruments for the three months ended April 30, 2018. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		% Change
(in thousands)	2019	2018	2019-2018
Provision for income taxes	$1,409	$274	414%

Three Months Ended April 30, 2019 compared to Three Months Ended April 30, 2018. Our effective income tax rate was 27.3% for the three months ended April 30, 2019, compared to a negative effective income tax rate of 28.8% for the three months ended April 30, 2018.

For the three months ended April 30, 2019, the income tax rate no longer reflects a limitation of the tax benefit for U.S. losses due to a valuation allowance. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $1.4 million on pre-tax income of $5.2 million, which represented an effective income tax rate of 27.3%.

For the three months ended April 30, 2018, the pre-tax losses in U.S. federal, state, and foreign jurisdictions where we maintained valuation allowances and did not record tax benefits were higher than the pre-tax income in jurisdictions where we recorded tax provisions. The result was an income tax provision of $0.3 million on a pre-tax loss of $1.0 million, which represented a negative effective income tax rate of 28.8%.

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

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”). Further discussion of our 2017 Credit Agreement and 2018 Amendment appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $20 million and $90 million of net cash expended for business acquisitions during the three months ended April 30, 2019 and year ended January 31, 2019, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $441.2 million and $399.4 million as of April 30, 2019 and January 31, 2019, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $25.0 million and $23.1 million, at April 30, 2019 and January 31, 2019, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of April 30, 2019 and withholding taxes of $15.0 million accrued as of April 30, 2019, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2019 and January 31, 2019:

	April 30,	January 31,
(in thousands)	2019	2019
Cash and cash equivalents	$412,024	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	39,749	42,262
Short-term investments	39,334	32,329
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$491,107	$444,566
Total debt, including current portions	$784,563	$782,128

Capital Allocation Framework

As noted above, after cash utilization required for working capital and capital expenditures, we expect that our primary usage of cash will be for business combinations. However, if we do not identify desirable business combinations, we will consider using our excess cash to repurchase shares (subject to the terms of our 2017 Credit Agreement) or to repay outstanding indebtedness.

Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$93,063	$60,152
Net cash used in investing activities	(35,449)	(11,262)
Net cash used in financing activities	(13,732)	(4,807)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(853)	(1,495)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$43,029	$42,588

Our operating activities generated $93.1 million of cash during the three months ended April 30, 2019, which was partially offset by $49.2 million of net cash used in combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $93.1 million of net cash during the three months ended April 30, 2019, compared to $60.2 million generated during the three months ended April 30, 2018. Our improved operating cash flow in the current period was primarily due to higher operating income and the net effect of changes in operating assets and liabilities primarily due to an inflow in accounts receivable and contract assets driven by an increase in collections from higher prior period bookings, partially offset by the changes in contract liabilities primarily due to seasonality regarding our PCS renewals.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the three months ended April 30, 2019, our investing activities used $35.4 million of net cash, including $20.2 million of net cash utilized for a business acquisition, $11.2 million of payments for property, equipment and capitalized software development costs, and $7.0 million of net purchases of short-term investments, partially offset by $2.9 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits during the period and settlements of derivative instruments. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the three months ended April 30, 2018, our investing activities used $11.3 million of net cash, $8.9 million of payments for property, equipment, and capitalized software development costs, and $2.8 million of net purchases of short-term investments, partially offset by $0.4 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits during the period.

We had no significant commitments for capital expenditures at April 30, 2019.

Net Cash Used in Financing Activities

For the three months ended April 30, 2019, our financing activities used $13.7 million of net cash, the most significant portions of which were payments of $6.0 million related to deferred purchase price of a prior period business combination, $5.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.6 million repayments of borrowings and other financing obligations, and $0.5 million of payments to repurchase treasury stock.

For the three months ended April 30, 2018, our financing activities used $4.8 million of net cash, the most significant portions of which were payments of $2.6 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.3 million repayments of borrowings and other financing obligations, and a $0.8 million dividend payment to a noncontrolling shareholder of one of our subsidiaries.

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

The Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under a prior credit agreement.

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

The Notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described below. If converted, we currently intend to pay cash in respect of the principal amount of the Notes. We currently expect to refinance the Notes at or prior to maturity with new convertible notes or other debt.

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

As of April 30, 2019, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2019, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2019, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreements

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement.

The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The majority of the proceeds from the 2017 Term Loan were used to repay all outstanding terms loans under our prior credit agreement.

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

As of April 30, 2019, the interest rate on the 2017 Term Loan was 4.5%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.68% at April 30, 2019. As of January 31, 2019, the interest rate on the 2017 Term Loan was 4.52%.

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

The 2018 Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and are reclassified into the condensed consolidated statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At April 30, 2019, our Leverage Ratio was approximately 2.2 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2019 includes a table summarizing our contractual obligations of approximately $1.2 billion as of January 31, 2019, including approximately $940 million for long-term debt obligations, including projected future interest. That table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the report.

We believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2019.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2019, we made $6.4 million of payments under contingent consideration arrangements. As of April 30, 2019, potential future cash payments and earned consideration expected to be paid subsequent to April 30, 2019 under contingent consideration arrangements total $152.2 million, the estimated fair value of which was $61.4 million, including $30.1 million reported in accrued expenses and other current liabilities, and $31.3 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of April 30, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Interest Rate Risk on Our Debt

The 2017 Credit Agreement bears interest at variable rates based on LIBOR plus a margin. The margin for the 2017 Term Loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio. Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2019 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt”, we believe that our market risk profile did not materially change during the three months ended April 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2019. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingencies” of the Notes to the condensed consolidated financial statements under Part I, Item 1 for information regarding our legal proceedings.

Item 1A.                   Risk Factors

Other than as disclosed below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Actions of activist stockholders may cause us to incur substantial costs, disrupt our operations, divert management’s attention, or have other material adverse effects on us.

From time to time, activist investors may take a position in our stock. These activist investors may disagree with decisions we have made or may believe that alternative strategies or personnel, either at a management level or at a board level, would produce higher returns. Such activists may or may not be aligned with the views of our other stockholders, may be focused on short-term outcomes, or may be focused on building their reputation in the market. These activists may not have a full understanding of our business and markets and the alternative personnel they may propose may also not have the qualifications or experience necessary to lead the company.

Responding to advances or actions by activist investors may be costly and time-consuming, may disrupt our operations, and may divert the attention of our Board of Directors, management team, and employees from running our business and maximizing performance. Such activist activities could also interfere with our ability to execute our strategic plan, disrupt the functioning of our Board of Directors, or negatively impact our ability to attract and retain qualified executive leadership or board members, who may be unwilling to serve with activist personnel. Uncertainty as to the impact of activist activities may also affect the market price and volatility of our common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. Share repurchase activity during the three months ended April 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1, 2019 - February 28, 2019	—	—	—	—
March 1, 2019 - March 31, 2019	—	—	—	—
April 1, 2019 - April 30, 2019	7,640	$62.04	—	—
Total	7,640	$62.04	—	—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2019:

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

Verint Systems Inc.

June 6, 2019	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)