Form 10-Q
period 2019-07-31
VERINT SYSTEMS INC
filed 2019-09-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                                to                                     .

Commission File No. 001-34807

Verint Systems Inc
(Exact Name of Registrant as Specified in its Charter)

Delaware		11-3200514
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

175 Broadhollow Road
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

There were 66,771,479 shares of the registrant’s common stock outstanding on August 15, 2019.

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

•
risks associated with our ability to keep pace with technological advances and challenges and evolving industry standards; to adapt to changing market potential from area to area within our markets; and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;

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

ii

•
risks associated with political factors related to our business or operations, including reputational risks associated with our security solutions and our ability to maintain security clearances where required, as well as risks associated with a significant amount of our business coming from domestic and foreign government customers;

•
risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate, including, among others, with respect to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, government contracts, relating to our own operations as well as to the use of our solutions by our customers;

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

•	risks that our customers delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;

•	risks that we may experience liquidity or working capital issues and related risks that financing sources may be unavailable to us on reasonable terms or at all;

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

•
risks relating to the adequacy of our existing infrastructure, systems, processes, policies, procedures, internal controls, and personnel, and our ability to successfully implement and maintain enhancements to the foregoing, for our current and future operations and reporting needs, including related risks of financial statement omissions, misstatements, restatements, or filing delays;

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

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2019 and under Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2019. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2019	2019
Assets
Current Assets:
Cash and cash equivalents	$388,546	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits	24,239	42,262
Short-term investments	25,590	32,329
Accounts receivable, net of allowance for doubtful accounts of $5.5 million and $3.8 million, respectively	349,161	375,663
Contract assets	55,239	63,389
Inventories	28,459	24,952
Prepaid expenses and other current assets	89,556	97,776
Total current assets	960,790	1,006,346
Property and equipment, net	106,393	100,134
Operating lease right-of-use assets	100,924	—
Goodwill	1,430,082	1,417,481
Intangible assets, net	215,332	225,183
Other assets	118,185	117,883
Total assets	$2,931,706	$2,867,027

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$73,021	$71,621
Accrued expenses and other current liabilities	218,533	212,824
Contract liabilities	347,226	377,376
Total current liabilities	638,780	661,821
Long-term debt	782,589	777,785
Long-term contract liabilities	34,967	30,094
Operating lease liabilities	93,137	—
Other liabilities	94,255	136,523
Total liabilities	1,643,728	1,606,223
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at July 31, 2019 and January 31, 2019, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 68,444,000 and 66,998,000 shares; outstanding 66,771,000 and 65,333,000 shares at July 31, 2019 and January 31, 2019, respectively.	68	67
Additional paid-in capital	1,628,665	1,586,266
Treasury stock, at cost - 1,673,000 and 1,665,000 shares at July 31, 2019 and January 31, 2019, respectively.	(58,072)	(57,598)
Accumulated deficit	(122,140)	(134,274)
Accumulated other comprehensive loss	(175,197)	(145,225)
Total Verint Systems Inc. stockholders' equity	1,273,324	1,249,236
Noncontrolling interests	14,654	11,568
Total stockholders' equity	1,287,978	1,260,804
Total liabilities and stockholders' equity	$2,931,706	$2,867,027

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue:
Product	$109,983	$110,042	$214,207	$215,906
Service and support	214,322	196,285	425,357	379,628
Total revenue	324,305	306,327	639,564	595,534
Cost of revenue:
Product	29,424	32,984	57,544	67,793
Service and support	81,430	74,803	160,791	146,660
Amortization of acquired technology	5,587	5,520	12,294	12,946
Total cost of revenue	116,441	113,307	230,629	227,399
Gross profit	207,864	193,020	408,935	368,135
Operating expenses:
Research and development, net	58,685	52,254	115,854	104,406
Selling, general and administrative	126,265	104,083	247,986	211,580
Amortization of other acquired intangible assets	7,639	7,452	15,352	15,136
Total operating expenses	192,589	163,789	379,192	331,122
Operating income	15,275	29,231	29,743	37,013
Other income (expense), net:
Interest income	1,687	1,134	3,113	1,927
Interest expense	(10,107)	(9,922)	(20,041)	(18,984)
Other income (expense), net	909	(1,241)	119	(1,705)
Total other expense, net	(7,511)	(10,029)	(16,809)	(18,762)
Income before benefit from income taxes	7,764	19,202	12,934	18,251
Benefit from income taxes	(4,507)	(3,722)	(3,098)	(3,448)
Net income	12,271	22,924	16,032	21,699
Net income attributable to noncontrolling interests	1,713	944	3,898	1,934
Net income attributable to Verint Systems Inc.	$10,558	$21,980	$12,134	$19,765

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.16	$0.34	$0.18	$0.31
Diluted	$0.16	$0.33	$0.18	$0.30

Weighted-average common shares outstanding:
Basic	66,272	64,694	65,870	64,314
Diluted	67,519	65,840	67,338	65,509

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Net income	$12,271	$22,924	$16,032	$21,699
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(23,611)	(20,101)	(27,573)	(33,729)
Net increase (decrease) from foreign exchange contracts designated as hedges	1,637	(1,354)	2,918	(7,937)
Net (decrease) increase from interest rate swap designated as a hedge	(4,541)	392	(6,558)	612
Benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	790	718	1,084	796
Other comprehensive loss	(25,725)	(20,345)	(30,129)	(40,258)
Comprehensive (loss) income	(13,454)	2,579	(14,097)	(18,559)
Comprehensive income attributable to noncontrolling interests	1,662	726	3,741	1,764
Comprehensive (loss) income attributable to Verint Systems Inc.	$(15,116)	$1,853	$(17,838)	$(20,323)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2018	63,836	$65	$1,519,724	$(57,425)	$(238,312)	$(103,460)	$1,120,592	$11,744	$1,132,336
Net (loss) income	—	—	—	—	(2,215)	—	(2,215)	990	(1,225)
Other comprehensive (loss) income	—	—	—	—	—	(19,961)	(19,961)	48	(19,913)
Stock-based compensation - equity-classified awards	—	—	14,898	—	—	—	14,898	—	14,898
Common stock issued for stock awards and stock bonuses	180	1	—	—	—	—	1	—	1
Treasury stock acquired	(4)	—	—	(173)	—	—	(173)	—	(173)
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	60	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(760)	(760)
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	38,047	—	38,047	—	38,047
Balances as of April 30, 2018	64,012	66	1,534,622	(57,598)	(202,480)	(123,421)	1,151,189	12,082	1,163,271
Net income	—	—	—	—	21,980	—	21,980	944	22,924
Other comprehensive loss	—	—	—	—	—	(20,127)	(20,127)	(218)	(20,345)
Stock-based compensation - equity-classified awards	—	—	15,113	—	—	—	15,113	—	15,113
Common stock issued for stock awards and stock bonuses	893	1	8,879	—	—	—	8,880	—	8,880
Balances as of July 31, 2018	64,905	$67	$1,558,614	$(57,598)	$(180,500)	$(143,548)	$1,177,035	$12,808	$1,189,843

Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804
Net income	—	—	—	—	1,576	—	1,576	2,185	3,761
Other comprehensive loss	—	—	—	—	—	(4,298)	(4,298)	(106)	(4,404)
Stock-based compensation - equity-classified awards	—	—	14,890	—	—	—	14,890	—	14,890
Common stock issued for stock awards and stock bonuses	448	—	—	—	—	—	—	—	—
Treasury stock acquired	(8)	—	—	(474)	—	—	(474)	—	(474)
Balances as of April 30, 2019	65,773	67	1,601,156	(58,072)	(132,698)	(149,523)	1,260,930	13,647	1,274,577
Net income	—	—	—	—	10,558	—	10,558	1,713	12,271
Other comprehensive loss	—	—	—	—	—	(25,674)	(25,674)	(51)	(25,725)
Stock-based compensation - equity-classified awards	—	—	17,966	—	—	—	17,966	—	17,966
Common stock issued for stock awards and stock bonuses	998	1	9,543	—	—	—	9,544	—	9,544
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(655)	(655)
Balances as of July 31, 2019	66,771	$68	$1,628,665	$(58,072)	$(122,140)	$(175,197)	$1,273,324	$14,654	$1,287,978

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$16,032	$21,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,766	44,935
Stock-based compensation, excluding cash-settled awards	37,605	33,871
Amortization of discount on convertible notes	6,163	5,848
Non-cash gains on derivative financial instruments, net	(728)	(2,709)
Other non-cash items, net	3,305	(2,606)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	23,439	45,515
Contract assets	7,884	(12,217)
Inventories	(4,436)	175
Prepaid expenses and other assets	8,169	(2,984)
Accounts payable and accrued expenses	(8,291)	(14,736)
Contract liabilities	(24,460)	(5,695)
Other, net	(11,169)	(6,943)
Net cash provided by operating activities	98,279	104,153

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(49,258)	(27,442)
Purchases of property and equipment	(17,718)	(17,897)
Purchases of investments	(20,101)	(9,261)
Maturities and sales of investments	23,836	7,152
Cash paid for capitalized software development costs	(6,581)	(2,902)
Change in restricted bank time deposits, and other investing activities, net	3,807	(22,079)
Net cash used in investing activities	(66,015)	(72,429)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(3,194)	(2,728)
Payments of debt-related costs	(212)	(206)
Purchases of treasury stock	(474)	(173)
Dividends or distributions paid to noncontrolling interests	(655)	(760)
Payments of deferred purchase price and contingent consideration for business combinations (financing portion)	(22,601)	(9,351)
Other financing activities, net	—	(433)
Net cash used in financing activities	(27,136)	(13,651)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,890)	(3,578)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	3,238	14,495
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	412,699	398,210
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$415,937	$412,705

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$388,546	$375,077
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	23,702	35,476
Restricted cash and cash equivalents included in other assets	3,689	2,152
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$415,937	$412,705

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended July 31, 2019 and 2018, and the condensed consolidated balance sheet as of July 31, 2019, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2019 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2019. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Except for the accounting policy for leases appearing below, implemented as a result of adopting Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes in our significant accounting policies during the six months ended July 31, 2019, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

We have lease agreements with lease and non-lease components, which we account for as a single lease component. Some of our leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as rent expense in the period incurred. We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases on our ROU assets and lease liabilities was not material. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, we do not have any related party leases and our sublease transactions are de minimis.

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

The adoption of ASU No. 2016-02 resulted in the recognition of ROU assets of approximately $100.4 million and lease liabilities for operating leases of approximately $110.4 million on our consolidated balance sheet as of February 1, 2019 with no material impact to our consolidated statements of operations. The ROU assets are lower than the operating lease liabilities primarily because previously recorded net deferred rent balances were reclassified into the ROU assets. There was no impact to our accumulated deficit upon adoption of the standard. The adoption of the new standard also resulted in significant additional disclosures regarding our leasing activities. Please refer to Note 14, Leases for further details.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies the option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The stranded tax effect represents the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the 2017 Tax Act was effective and the amount that would have been recorded using the newly enacted rate. We adopted this guidance on February 1, 2019, and the adoption did not have an impact on our condensed consolidated financial statements.

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

For our Customer Engagement segment:

•	Recurring revenue primarily consists of cloud revenue and initial and renewal post-contract customer support (“PCS”).

◦	Cloud revenue consists primarily of software as a service (“SaaS”) revenue with some optional managed services revenue.

◦
SaaS revenue consists predominately of bundled SaaS (software with standard managed services) with some unbundled SaaS (software licensing rights sold separately from managed services and accounted for as term-based licenses). Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.

◦
Bundled SaaS revenue is recognized over time and unbundled SaaS revenue is recognized at a point in time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one-and three-year time frame.

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

To conform with the presentation described above, the classification of Customer Engagement unbundled SaaS revenue for the three and six months ended July 31, 2018 in the tables below has been updated to reflect $4.8 million and $7.0 million, respectively, of recurring revenue which had previously been presented within nonrecurring revenue.

	Three Months Ended July 31, 2019			Three Months Ended July 31, 2018
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$54,468	$55,515	$109,983	$55,528	$54,514	$110,042
Service and support	156,968	57,354	214,322	145,279	51,006	196,285
Total revenue	$211,436	$112,869	$324,305	$200,807	$105,520	$306,327

Revenue by recurrence:
Recurring revenue	$129,332	$46,171	$175,503	$117,759	$42,739	$160,498
Nonrecurring revenue	82,104	66,698	148,802	83,048	62,781	145,829
Total revenue	$211,436	$112,869	$324,305	$200,807	$105,520	$306,327

	Six Months Ended July 31, 2019			Six Months Ended July 31, 2018
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$108,470	$105,737	$214,207	$103,892	$112,014	$215,906
Service and support	310,061	115,296	425,357	283,371	96,257	379,628
Total revenue	$418,531	$221,033	$639,564	$387,263	$208,271	$595,534

Revenue by recurrence:
Recurring revenue	$252,690	$92,988	$345,678	$225,589	$78,889	$304,478
Nonrecurring revenue	165,841	128,045	293,886	161,674	129,382	291,056
Total revenue	$418,531	$221,033	$639,564	$387,263	$208,271	$595,534

The following table provides a further disaggregation of revenue for our Customer Engagement segment.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Customer Engagement revenue:
Recurring revenue
Cloud	$47,813	$36,658	$94,898	$69,463
PCS	81,519	81,101	157,792	156,126
Total recurring revenue	129,332	117,759	252,690	225,589
Nonrecurring revenue	82,104	83,048	165,841	161,674
Total Customer Engagement revenue	$211,436	$200,807	$418,531	$387,263

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	July 31, 2019	January 31, 2019
Accounts receivable, net	$349,161	$375,663
Contract assets	55,239	63,389
Long-term contract assets (included in Other assets)	1,005	1,375
Contract liabilities	347,226	377,376
Long-term contract liabilities	34,967	30,094

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to our significantly customized solutions as the right to consideration is subject to the contractually agreed upon billing schedule. There are two customers in our Cyber Intelligence segment that combined accounted for $74.0 million and $84.3 million of our aggregated accounts receivable and contract assets at July 31, 2019 and January 31, 2019, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the U.S. which we believe present insignificant credit risk.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the six months ended July 31, 2019 and 2018 from amounts included in contract liabilities at the beginning of each period was $231.4 million and $207.8 million, respectively.

Remaining Performance Obligations

The majority of our arrangements are for periods of up to three years, with a significant portion being one year or less. We had $1.0 billion of remaining performance obligations as of July 31, 2019. We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. We currently expect to recognize approximately two-thirds of our remaining revenue backlog over the next twelve months and the remainder thereafter. The timing and amount of revenue recognition for our remaining performance obligations is influenced by several factors, including seasonality, the timing of PCS renewals, and the revenue recognition for certain projects, particularly in our Cyber Intelligence segment, that can extend over longer periods of time, delivery under which, for various reasons, may be delayed, modified, or canceled. Further, we have historically generated a large portion of our business each quarter by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of remaining obligations may not be a meaningful indicator of future results.

3.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$12,271	$22,924	$16,032	$21,699
Net income attributable to noncontrolling interests	1,713	944	3,898	1,934
Net income attributable to Verint Systems Inc.	$10,558	$21,980	$12,134	$19,765
Weighted-average shares outstanding:
Basic	66,272	64,694	65,870	64,314
Dilutive effect of employee equity award plans	1,247	1,146	1,468	1,195
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	67,519	65,840	67,338	65,509
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.16	$0.34	$0.18	$0.31
Diluted	$0.16	$0.33	$0.18	$0.30

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,817	401	1,221	325
1.50% convertible senior notes	6,205	6,205	6,205	6,205
Warrants	6,205	6,205	6,205	6,205

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

4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2019 and January 31, 2019:

	July 31, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$383,109	$—	$—	$383,109
Money market funds	5,437	—	—	5,437
Total cash and cash equivalents	$388,546	$—	$—	$388,546

Short-term investments:
Bank time deposits	$25,590	$—	$—	$25,590
Total short-term investments	$25,590	$—	$—	$25,590

	January 31, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$359,266	$—	$—	$359,266
Money market funds	10,709	—	—	10,709
Total cash and cash equivalents	$369,975	$—	$—	$369,975

Short-term investments:
Bank time deposits	$32,329	$—	$—	$32,329
Total short-term investments	$32,329	$—	$—	$32,329

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2019 and 2018, proceeds from maturities and sales of short-term investments were $23.8 million and $7.2 million, respectively.

5.	BUSINESS COMBINATIONS

Six Months Ended July 31, 2019

During the six months ended July 31, 2019, we completed two business combinations:

•
On February 1, 2019, we completed the acquisition of a SaaS workforce optimization company focused on the small and medium-sized business (“SMB”) market as part of our strategy to expand our SMB portfolio. This company is being integrated into our Customer Engagement segment.

•
On July 25, 2019, we completed the acquisition of a SaaS company focused on cloud-based knowledge management solutions as part of our strategy to add additional artificial intelligence and machine learning capabilities into our portfolio. This company is being integrated into our Customer Engagement segment.

These business combinations were not individually material to our condensed consolidated financial statements.

The combined consideration for these business combinations was approximately $58.4 million, including $53.2 million of combined cash paid at the closings, partially offset by $4.2 million of cash acquired. For one of the business combinations, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately

$9.1 million, contingent upon the achievement of certain performance targets over periods extending through January 2021. The fair value of these contingent consideration obligations was estimated to be $5.2 million at the acquisition date. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. All of the $34.4 million of goodwill associated with these business combinations was assigned to our Customer Engagement segment, $15.7 million of which is deductible for income tax purposes.

Revenue and net income (loss) attributable to these acquisitions for the six months ended July 31, 2019 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $2.1 million and $3.1 million for the three and six months ended July 31, 2019, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the six months ended July 31, 2019 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, goodwill, deferred income taxes, and reserves for uncertain income tax positions. Given one of the transaction's proximity to the end of the current reporting period, we recorded a provisional fair value estimate of assets acquired and liabilities assumed based on observation of industry trends and preliminary data, and expect to finalize the valuation and useful life determination for the acquired customer relationships, developed technology, and trade names during the third quarter. When all relevant information is obtained, resulting changes, if any, to our provisional purchase price allocation will be adjusted to reflect new information obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the six months ended July 31, 2019:

(in thousands)	Amount
Components of Purchase Price:
Cash	$53,209
Fair value of contingent consideration	5,200
Total purchase price	$58,409

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,288
Other current assets, including cash acquired	6,021
Other assets	3,283
Current and other liabilities	(4,956)
Contract liabilities - current and long-term	(2,960)
Deferred income taxes	(1,239)
Net tangible assets	1,437
Identifiable intangible assets:
Customer relationships	10,000
Developed technology	11,000
Trademarks and trade names	1,600
Total identifiable intangible assets	22,600
Goodwill	34,372
Total purchase price allocations	$58,409

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from seven years to nine years, five years, and five years, respectively, the weighted average of which is approximately 6.4 years.

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

Among the factors contributing to the recognition of goodwill as a component of the ForeSee purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The $36.0 million of goodwill has been assigned to our Customer Engagement segment. For income tax purposes, $1.1 million of this goodwill is deductible and $34.9 million is not deductible.

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

Transaction and related costs directly related to the acquisition of ForeSee, consisting primarily of professional fees and integration expenses, were $0.7 million and $2.0 million for the three and six months ended July 31, 2019, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for our acquisition of ForeSee:

(in thousands)	Amount
Components of Purchase Price:
Cash	$58,901
Deferred purchase price consideration	6,000
Other purchase price adjustments	262
Total purchase price	$65,163

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$7,245
Other current assets, including cash acquired	8,059
Other assets	6,075
Current and other liabilities	(12,868)
Contract liabilities - current and long-term	(9,821)
Deferred income taxes	(12,207)
Net tangible liabilities	(13,517)
Identifiable intangible assets:
Customer relationships	19,400
Developed technology	20,000
Trademarks and trade names	3,300
Total identifiable intangible assets	42,700
Goodwill	35,980
Total purchase price allocations	$65,163

The acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of five years and nine years, four years, and four years, respectively, the weighted average of which is approximately 6.1 years. The acquired identifiable assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.2 million and $0.4 million for the three and six months ended July 31, 2019. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed subsequent to July 31, 2018 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes, and reserves for uncertain income tax positions.

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

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from seven years to 10 years, 3 years to 5 years, and 4 years, respectively, the weighted average of which is approximately 6.6 years.

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

For the three months ended July 31, 2019 and 2018, we recorded benefits of $0.8 million and $3.9 million, respectively, and for the six months ended July 31, 2019 and 2018, we recorded a charge of $0.4 million and a benefit of $4.7 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $43.0 million at July 31, 2019, of which $27.2 million was recorded within accrued expenses and other current liabilities, and $15.8 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $17.4 million and $9.0 million for the three months ended July 31, 2019 and 2018, respectively, and $23.7 million and $12.0 million for the six months ended July 31, 2019 and 2018, respectively.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2019 and January 31, 2019:

	July 31, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$453,565	$(307,408)	$146,157
Acquired technology	291,273	(229,962)	61,311
Trade names	14,246	(6,382)	7,864
Distribution network	4,440	(4,440)	—
Total intangible assets	$763,524	$(548,192)	$215,332

	January 31, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$452,918	$(299,549)	$153,369
Acquired technology	285,230	(221,145)	64,085
Trade names	12,859	(5,130)	7,729
Distribution network	4,440	(4,440)	—
Total intangible assets	$755,447	$(530,264)	$225,183

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2019 and January 31, 2019:

	July 31,	January 31,
(in thousands)	2019	2019
Customer Engagement	$210,838	$218,738
Cyber Intelligence	4,494	6,445
Total	$215,332	$225,183

Total amortization expense recorded for acquisition-related intangible assets was $13.2 million and $13.0 million for the three months ended July 31, 2019 and 2018, respectively, and $27.6 million and $28.1 million for the six months ended July 31, 2019 and 2018, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2020 (remainder of year)	$27,320
2021	47,880
2022	44,489
2023	36,613
2024	26,732
2025 and thereafter	32,298
Total	$215,332

Goodwill activity for the six months ended July 31, 2019, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Six Months Ended July 31, 2019:
Goodwill, gross, at January 31, 2019	$1,484,346	$1,326,370	$157,976
Accumulated impairment losses through January 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2019	1,417,481	1,270,327	147,154
Business combinations, including adjustments to prior period acquisitions	36,652	36,652	—
Foreign currency translation and other	(24,051)	(23,820)	(231)
Goodwill, net, at July 31, 2019	$1,430,082	$1,283,159	$146,923

Balance at July 31, 2019:
Goodwill, gross, at July 31, 2019	$1,496,947	$1,339,202	$157,745
Accumulated impairment losses through July 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at July 31, 2019	$1,430,082	$1,283,159	$146,923

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2019.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2019 and January 31, 2019:

	July 31,	January 31,
(in thousands)	2019	2019

1.50% Convertible Senior Notes	$400,000	$400,000
2017 Term Loan	416,500	418,625
Other debt	13	92
Less: Unamortized debt discounts and issuance costs	(29,661)	(36,589)
Total debt	786,852	782,128
Less: current maturities	4,263	4,343
Long-term debt	$782,589	$777,785

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

As of July 31, 2019, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at July 31, 2019.

As of July 31, 2019, the carrying value of the debt component was $373.7 million, which is net of unamortized debt discount and issuance costs of $24.0 million and $2.3 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at July 31, 2019.

Based on the closing market price of our common stock on July 31, 2019, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2019, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2019, no Warrants had been exercised and all Warrants remained outstanding.

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
As of July 31, 2019, the interest rate on the 2017 Term Loan was 4.40%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.58% at July 31, 2019. As of January 31, 2019 the interest rate on 2017 Term Loan was 4.52%.
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
Future Principal Payments on Term Loan
As of July 31, 2019, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2020 (remainder of year)	$2,125
2021	4,250
2022	4,250
2023	4,250
2024	4,250
2025 and thereafter	397,375
Total	$416,500

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$3,000	$3,000
Amortization of debt discount	3,102	2,943	6,163	5,847
Amortization of deferred debt issuance costs	292	278	581	552
Total Interest Expense - 1.50% Convertible Senior Notes	$4,894	$4,721	$9,744	$9,399

Borrowings under Credit Agreements:
Interest expense at contractual rates	$4,730	$4,733	$9,375	$8,599
Amortization of debt discounts	17	17	33	33
Amortization of deferred debt issuance costs	401	392	775	770
Total Interest Expense - Borrowings under Credit Agreements	$5,148	$5,142	$10,183	$9,402

8.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2019 and January 31, 2019:

	July 31,	January 31,
(in thousands)	2019	2019
Raw materials	$11,768	$10,875
Work-in-process	6,893	5,567
Finished goods	9,798	8,510
Total inventories	$28,459	$24,952

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Foreign currency gains (losses), net	$774	$(2,079)	$(412)	$(3,914)
Gains on derivative financial instruments, net	179	1,221	728	2,709
Other, net	(44)	(383)	(197)	(500)
Total other income (expense), net	$909	$(1,241)	$119	$(1,705)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
(in thousands)	2019	2018
Cash paid for interest	$12,410	$10,233
Cash payments of income taxes, net	$16,419	$16,846
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$4,505	$3,261
Inventory transfers to property and equipment	$463	$944
Liabilities for contingent consideration in business combinations, including measurement period adjustments	$5,200	$10,569
Finance leases of property and equipment	$377	$62

9.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2019 and 2018. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

During the six months ended July 31, 2019, we repurchased approximately 8,000 shares of treasury stock for a cost of $0.5 million to facilitate income tax withholding and payment requirements upon vesting of equity awards. During the six months ended July 31, 2018, we acquired approximately 4,000 shares of stock in a nonmonetary transaction valued at $0.2 million.

At July 31, 2019, we held approximately 1,673,000 shares of treasury stock with a cost of $58.1 million. At January 31, 2019, we held approximately 1,665,000 shares of treasury stock with a cost of $57.6 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2019:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2019	$(981)	$(3,043)	$(141,201)	$(145,225)
Other comprehensive income (loss) before reclassifications	1,780	(5,181)	(27,416)	(30,817)
Amounts reclassified out of accumulated other comprehensive income (loss)	(845)	—	—	(845)
Net other comprehensive income (loss)	2,625	(5,181)	(27,416)	(29,972)
Accumulated other comprehensive income (loss) at July 31, 2019	$1,644	$(8,224)	$(168,617)	$(175,197)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and six months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018	Location
Unrealized losses on derivative financial instruments:
Foreign currency forward contracts	$—	$(125)	$(72)	$(88)	Cost of product revenue
	—	(134)	(84)	(94)	Cost of service and support revenue
	—	(712)	(472)	(492)	Research and development, net
	—	(442)	(311)	(306)	Selling, general and administrative
	—	(1,413)	(939)	(980)	Total, before income taxes
	—	141	94	98	Benefit for income taxes
	$—	$(1,272)	$(845)	$(882)	Total, net of income taxes

10. INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2019, we recorded an income tax benefit of $4.5 million on pre-tax income of $7.8 million, which represented a negative effective income tax rate of 58.0%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a net tax benefit of $6.7 million recorded in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction and the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions. Excluding the income tax benefit attributable to the audit settlement, the result was an income tax provision of $2.2 million on pre-tax income of $7.8 million, resulting in an effective tax rate of 27.8%.

For the three months ended July 31, 2018, we recorded an income tax benefit of $3.7 million on pre-tax income of $19.2 million, which represented a negative effective income tax rate of 19.4%. We maintained valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with an acquisition in our Customer Engagement segment during the second quarter, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization would not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expected to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit of $7.7 million and not as a component of the acquisition accounting. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly less than the pre-tax income in jurisdictions where we record tax provisions. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $4.0 million on pre-tax income of $19.2 million, resulting in an effective tax rate of 20.9%.

For the six months ended July 31, 2019, we recorded an income tax benefit of $3.1 million on pre-tax income of $12.9 million, which represented a negative effective income tax rate of 24.0%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a net tax benefit of $6.7 million recorded in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction and the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions. Excluding the income tax benefit attributable to the audit settlement, the result was an income tax provision of $3.6 million on pre-tax income of $12.9 million, resulting in an effective tax rate of 27.6%.

For the six months ended July 31, 2018, we recorded an income tax benefit of $3.4 million on pre-tax income of $18.3 million, which represented a negative effective income tax rate of 18.9%. In connection with an acquisition in our Customer Engagement segment, discussed in more detail above, we reduced the valuation allowance on our U.S. federal and certain state deferred income tax assets resulting in a discrete income tax benefit of $7.7 million. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintained valuation allowances. Our pre-tax losses in domestic and foreign jurisdictions where we maintained valuation allowances and did not record tax benefits were significantly less than the pre-tax income in jurisdictions where we recorded tax provisions. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $4.3 million on pre-tax income of $18.3 million, resulting in an effective tax rate of 23.5%.

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

We had unrecognized income tax benefits of $95.0 million and $109.1 million (excluding interest and penalties) as of July 31, 2019 and January 31, 2019, respectively. The accrued liability for interest and penalties was $3.1 million and $4.6 million at July 31, 2019 and January 31, 2019, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2019 and January 31, 2019, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $90.9 million and $100.9 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2019 could decrease by approximately $2.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

11.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2019 and January 31, 2019:

	July 31, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,437	$—	$—
Foreign currency forward contracts	—	2,071	—
Interest rate swap agreements	—	773	—
Total assets	$5,437	$2,844	$—
Liabilities:
Foreign currency forward contracts	$—	$27	$—
Interest rate swap agreements	—	10,586	—
Contingent consideration - business combinations	—	—	42,980
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,950
Total liabilities	$—	$10,613	$45,930

	January 31, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,709	$—	$—
Foreign currency forward contracts	—	1,401	—
Interest rate swap agreements	—	2,072	—
Total assets	$10,709	$3,473	$—
Liabilities:
Foreign currency forward contracts	$—	$2,086	$—
Interest rate swap agreements	—	4,028	—
Contingent consideration - business combinations	—	—	61,340
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,000
Total liabilities	$—	$6,114	$64,340

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$61,340	$62,829
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	5,200	10,569
Changes in fair values, recorded in operating expenses	370	(4,706)
Payments of contingent consideration	(23,712)	(12,044)
Foreign currency translation and other	(218)	(283)
Fair value measurement at end of period	$42,980	$56,365

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$3,000	$2,950
Change in fair value, recorded in operating expenses	(50)	(50)
Fair value measurement at end of period	$2,950	$2,900

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2019 and 2018.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.1% to 5.6% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2019. We utilized discount rates ranging from 3.8% to 5.8% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2019.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 11.5% and 12.5% in our calculation of the estimated fair value of the option as of July 31, 2019 and January 31, 2019, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $419 million and $412 million at July 31, 2019 and January 31, 2019. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of July 31, 2019 and January 31, 2019 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at July 31, 2019 and January 31, 2019.

The estimated fair values of our Notes were approximately $444 million and $400 million at July 31, 2019 and January 31, 2019, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of July 31, 2019, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $3.8 million. There were no observable price changes in our investments in privately-held companies and we did not recognize any impairments or other adjustments during the six months ended July 31, 2019.

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

We held outstanding foreign currency forward contracts with notional amounts of $89.3 million and $123.0 million as of July 31, 2019 and January 31, 2019, respectively.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2019 and January 31, 2019 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2019	2019
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$1,827	$738
Not designated as hedging instruments	Prepaid expenses and other current assets	244	663
Interest rate swap agreements:
Not designated as hedging instrument	Prepaid expenses and other current assets	773	2,072
Total derivative assets		$2,844	$3,473

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$1,830
Not designated as hedging instruments	Accrued expenses and other current liabilities	27	256
Interest rate swap agreements:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	1,065	122
Designated as a cash flow hedge	Other liabilities	9,521	3,906
Total derivative liabilities		$10,613	$6,114

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$1,637	$(2,767)	$1,979	$(8,916)
Interest rate swap agreement	(4,541)	392	(6,558)	612
	$(2,904)	$(2,375)	$(4,579)	$(8,304)

Net losses reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$—	$(1,413)	$(939)	$(980)

For information regarding the line item locations of the net gains reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 9, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the $1.6 million of net unrealized gains recorded in our accumulated other comprehensive loss at July 31, 2019 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. Approximately $0.8 million of the $8.2 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at July 31, 2019 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended ended July 31, 2019 and 2018 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense), net	$212	$1,137	$776	$1,898
Interest rate swap agreement	Other income (expense), net	(33)	84	(48)	811
		$179	$1,221	$728	$2,709

13.	STOCK-BASED COMPENSATION

New Stock-Based Compensation Plan

On June 20, 2019, our stockholders approved the Verint Systems Inc. 2019 Long-Term Stock Incentive Plan (the “2019 Plan”). Upon approval of the 2019 Plan on June 20, 2019, additional awards are no longer permitted under our prior stock-based compensation plan (the “2017 Amended Plan”). Awards outstanding at June 20, 2019 under the 2017 Amended Plan or other previous stock-based compensation plans were not impacted by the approval of the 2019 Plan.

The 2019 Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, other stock-based awards, and performance compensation awards. Subject to adjustment as provided in the 2019 Plan, up to an aggregate of (i) 9,475,000 shares of our common stock plus (ii) the number of shares of our common stock available for issuance under the 2017 Amended Plan as of June 20, 2019, plus (iii) the number of shares of our common stock that become available for issuance as a result of awards made under the 2017 Amended Plan or the 2019 Plan that are forfeited, cancelled, exchanged, or that terminate or expire, may be issued or transferred in connection with awards under the 2019 Plan. Each stock option or stock-settled stock appreciation right granted under the 2019 Plan will reduce the available plan capacity by one share and each other award denominated in shares that is granted under the 2019 Plan will reduce the available plan capacity by 2.38 shares.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue - product	$488	$388	$822	$505
Cost of revenue - service and support	1,546	1,557	2,616	2,286
Research and development, net	3,347	3,039	5,937	4,548
Selling, general and administrative	15,170	12,471	28,279	26,575
Total stock-based compensation expense	$20,551	$17,455	$37,654	$33,914

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Restricted stock units and restricted stock awards	$17,966	$15,098	$32,856	$29,992
Stock bonus program and bonus share program	2,574	2,330	4,749	3,879
Total equity-settled awards	20,540	17,428	37,605	33,871
Phantom stock units (cash-settled awards)	11	27	49	43
Total stock-based compensation expense	$20,551	$17,455	$37,654	$33,914

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock, which for awards under our stock bonus program is determined using a discounted average price of our common stock.

Restricted Stock Units

We periodically award RSUs to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting. Some of these awards to executive officers and certain employees vest upon the achievement of specified performance goals or market conditions (performance stock units or “PSUs”).

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
	2019		2018
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,777	$41.05	2,808	$41.18
Granted	1,554	$60.75	1,527	$42.32
Released	(1,349)	$40.36	(1,074)	$43.90
Forfeited	(139)	$42.56	(184)	$41.13
Ending balance	2,843	$52.22	3,077	$40.84

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2019, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the six months ended July 31, 2019 and 2018 (these amounts are already included in the Award Activity Table above for 2019 and 2018):

	Six Months Ended July 31,
(in thousands)	2019	2018
Beginning balance	512	506
Granted	286	174
Released	(233)	(72)
Forfeited	(30)	(83)
Ending balance	535	525

Excluding PSUs, we granted 1,268,000 RSUs during the six months ended July 31, 2019.

As of July 31, 2019, there was approximately $114.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock Bonus Program

Our stock bonus program permits eligible employees to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers are eligible to participate in this program to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a 5-day trailing average price of our common stock when the awards are calculated, reduced by a discount determined by the board of directors each year (the “discount”). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.

Awards under the stock bonus program for the performance period ended January 31, 2019 consisted of shares earned in respect of employee and officer incentive plans with a 15% discount and were issued during the three months ended July 31, 2019.

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2019 and 2018 in isolation. There was no activity under the stock bonus program during the three months ended April 30, 2019. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Six Months Ended July 31,
(in thousands)	2019	2018
Shares in lieu of cash bonus - granted and released (not included in Award Activity Table above)	97	—
Shares in respect of discount (included in Award Activity Table above):
Granted	16	—
Released	13	—

In March 2019, our board of directors approved up to 150,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2020. In August 2019, our board of directors changed this maximum number of shares to 200,000 based on strong enrollment and made a corresponding reduction of 50,000 shares in the number of shares available for issuance under our bonus share program for the performance period ending January 31, 2020.
Bonus Share Program

Under our bonus share program, we may provide discretionary bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature. As noted above, shares issued under this program are included in the Award Activity Table above.

During the three months ended July 31, 2019, approximately 59,000 shares were awarded in respect of the bonus share program for the performance period ended January 31, 2019.

For bonuses in respect of the year ending January 31, 2020, our board of directors has approved the use of up to 300,000 shares of common stock under the bonus share program, reduced by any shares issued under the stock bonus program in respect of the same performance period. Assuming all 200,000 shares currently authorized for issuance under the stock bonus program for the performance period ending January 31, 2020 are issued, no more than 100,000 shares will be issued under the bonus share program for such performance period.

The combined accrued liabilities for the stock bonus program and the bonus share program were $4.5 million and $9.3 million at July 31, 2019 and January 31, 2019, respectively.

14. LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which may include options to extend the leases for up to 6 years, and some of which may include options to terminate the leases within 1 year. As of July 31, 2019, assets recorded under finance leases were $7.2 million and accumulated depreciation associated with finance leases was $0.4 million.

The components of lease expenses for the three and six months ended July 31, 2019 were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	July 31, 2019
Operating lease expenses	$7,471	$14,908
Finance lease expenses:
Amortization of right-of-use assets	160	253
Interest on lease liabilities	45	75
Total finance lease expenses	205	328
Variable lease expenses	1,952	3,918
Short-term lease expenses	184	439
Sublease income	(223)	(446)
Total lease expenses	$9,589	$19,147

Other information related to leases was as follows:

(dollars in thousands)	Six Months Ended July 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,688
Operating cash flows from finance leases	75
Financing cash flows from finance leases	1,121
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,906
Finance leases	377
Weighted average remaining lease terms
Operating leases	6 years
Finance leases	3 years
Weighted average discount rates
Operating leases	5.3%
Finance leases	5.5%

Maturities of lease liabilities as of July 31, 2019 were as follows:

	July 31, 2019
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2020 (remainder of year)	$13,728	$779
2021	25,865	1,812
2022	20,967	1,616
2023	18,514	1,075
2024	16,941	106
Thereafter	39,408	—
Total future minimum lease payments	135,423	5,388
Less imputed interest	(21,331)	(379)
Total	$114,092	$5,009

Reported as of July 31, 2019:
Accrued expenses and other current liabilities	$20,955	$1,563
Operating lease liabilities	93,137	—
Other liabilities	—	3,446
Total	$114,092	$5,009

As of July 31, 2019, we had no material leases that have not yet commenced.

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

Following a second unsuccessful round of mediation in mid to late 2018, the proceedings resumed. The plaintiffs have filed a motion to amend the class certification motion and CTI has filed a corresponding motion to dismiss and a response. At a hearing on April 16, 2019, the District Court suggested that the parties consider another round of mediation, which is currently in process.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three and six months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Revenue:
Customer Engagement
Segment revenue	$218,424	$202,933	$434,291	$392,108
Revenue adjustments	(6,988)	(2,126)	(15,760)	$(4,845)
	211,436	200,807	418,531	387,263
Cyber Intelligence
Segment revenue	112,893	105,545	221,184	208,340
Revenue adjustments	(24)	(25)	(151)	(69)
	112,869	105,520	221,033	208,271
Total revenue	$324,305	$306,327	$639,564	$595,534

Segment contribution:
Customer Engagement	$78,788	$78,759	$157,606	$145,561
Cyber Intelligence	31,571	24,549	58,861	45,771
Total segment contribution	110,359	103,308	216,467	191,332

Reconciliation of segment contribution to operating income:
Revenue adjustments	7,012	2,151	15,911	4,914
Shared support expenses	44,416	39,896	88,270	81,805
Amortization of acquired intangible assets	13,226	12,972	27,646	28,082
Stock-based compensation	20,551	17,455	37,654	33,914
Acquisition, integration, restructuring, and other unallocated expenses	9,879	1,603	17,243	5,604
Total reconciling items, net	95,084	74,077	186,724	154,319
Operating income	$15,275	$29,231	$29,743	$37,013

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2019.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$324,305	$306,327	$639,564	$595,534
Operating income	$15,275	$29,231	$29,743	$37,013
Net income attributable to Verint Systems Inc.	$10,558	$21,980	$12,134	$19,765
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.16	$0.34	$0.18	$0.31
Diluted	$0.16	$0.33	$0.18	$0.30

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Our revenue increased approximately $18.0 million, or 6%, to $324.3 million in the three months ended July 31, 2019 from $306.3 million in the three months ended July 31, 2018. The increase is due to an $18.0 million increase in service and support revenue. In our Customer Engagement segment, revenue increased $10.6 million, or approximately 5%, from $200.8 million in the three months ended July 31, 2018 to $211.4 million in the three months ended July 31, 2019. The increase consisted of an $11.6 million increase in service and support revenue and a $1.0 million decrease in product revenue. In our Cyber Intelligence segment, revenue increased approximately $7.4 million, or 7%, from $105.5 million in the three months ended July 31, 2018 to $112.9 million in the three months ended July 31, 2019. The increase consisted of a $6.4 million increase in service and support revenue and a $1.0 million increase in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 52%, 29%, and 19% of our total revenue, respectively, in the three months ended July 31, 2019, compared to approximately 54%, 25%, and 21%, respectively, in the three months ended July 31, 2018. Further details of changes in revenue are provided below.

We reported operating income of $15.3 million in the three months ended July 31, 2019 compared to operating income of $29.2 million in the three months ended July 31, 2018.  The decrease in operating income was primarily due to a $28.8 million increase in operating expenses, from $163.8 million to $192.6 million, partially offset by a $14.9 million increase in gross profit, from $193.0 million to $207.9 million. The increase in operating expenses consisted of a $22.2 million increase in selling, general and administrative expenses, a $6.4 million increase in net research and development expenses, and a $0.2 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $10.6 million, and diluted net income per common share was $0.16, in the three months ended July 31, 2019 compared to net income attributable to Verint Systems Inc. of $22.0 million, and diluted net income per common share of $0.33, in the three months ended July 31, 2018. The decrease in net income and diluted net income per common share in the three months ended July 31, 2019 was primarily due to a $13.9 million decrease in operating income described above and a $0.8 million increase in net income attributable to our noncontrolling interests, partially offset by a $2.5 million decrease in total other expense, net and a $0.8 million increase in benefit from income taxes. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended July 31, 2019 to average exchange rates for the three months ended July 31, 2018, the U.S. dollar strengthened relative to the euro, British pound sterling, Australian dollar, and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended July 31, 2019, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2018, our revenue would have been approximately $3.3 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $3.9 million higher, which would have resulted in a $0.6 million decrease in our operating income.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Our revenue increased approximately $44.1 million, or 7%, to $639.6 million in the six months ended July 31, 2019 from $595.5 million in the six months ended July 31, 2018. The increase consisted of a $45.8 million increase in service and support revenue, partially offset by a $1.7 million decrease in product revenue. In our Customer Engagement segment, revenue increased $31.3 million, or approximately 8%, from $387.3 million in the six months ended July 31, 2018 to $418.6 million in the six months ended July 31, 2019. The increase consisted of a $26.7 million increase in service and support revenue and a $4.6 million increase in product revenue. In our Cyber Intelligence segment, revenue increased approximately $12.8 million, or 6%, from $208.3 million in the six months ended July 31, 2018 to $221.1 million in the six months ended July 31, 2019. The increase consisted of a $19.1 million increase in service and support revenue, partially offset by a $6.3 million decrease in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and in APAC regions represented approximately 53%, 28%, and 19% of our total revenue, respectively, in the six months ended July 31, 2019, compared to approximately 53%, 26%, and 21%, respectively, in the six months ended July 31, 2018. Further details of changes in revenue are provided below.

We reported operating income of $29.7 million in the six months ended July 31, 2019, compared to operating income of $37.0 million in the six months ended July 31, 2018.  The decrease in operating income was primarily due to a $48.1 million increase in operating expenses, from $331.1 million to $379.2 million, partially offset by $40.8 million increase in gross profit, from $368.1 million to $408.9 million. The increase in operating expenses consisted of a $36.4 million increase in selling, general and administrative expenses, an $11.5 million increase in net research and development expenses, and a $0.2 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $12.1 million, and diluted net income per common share was 0.18, in the six months ended July 31, 2019 compared to net income attributable to Verint Systems Inc. of $19.8 million, and a net income per common share of 0.30, in the six months ended July 31, 2018. The decrease in net income and diluted net income per common share in the six months ended July 31, 2019 was primarily due to a $7.3 million decrease in operating income described above, a $2.0 million increase in net income attributable to our noncontrolling interests, and a $0.4 million decrease in benefit for income taxes, partially offset by a $2.0 million decrease in total other expense, net. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the six months ended July 31, 2019 to average exchange rates for the six months ended July 31, 2018, the U.S. dollar strengthened relative to the euro, British pound sterling, Australian dollar, and Singapore dollar, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the six months ended July 31, 2019, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2018, our revenue would have been approximately $9.0 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $8.6 million higher, which would have resulted in a $0.4 million increase in our operating income.

As of July 31, 2019, we employed approximately 6,400 professionals, including part-time employees and certain contractors, as compared to approximately 5,700 at July 31, 2018.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Customer Engagement	$211,436	$200,807	5%	$418,531	$387,263	8%
Cyber Intelligence	112,869	105,520	7%	221,033	208,271	6%
Total revenue	$324,305	$306,327	6%	$639,564	$595,534	7%

Customer Engagement Segment

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Customer Engagement revenue increased approximately $10.6 million, or 5%, from $200.8 million in the three months ended July 31, 2018 to $211.4 million in the three months ended July 31, 2019. The increase consisted of an $11.6 million increase in service and support revenue, partially offset by a $1.0 million decrease in product revenue. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continued to see positive demand from customers across our portfolio of cloud-based solutions and growth in services and support revenue associated with recent business combinations. The decrease in product revenue reflects a lower aggregate value of executed nonrecurring software license arrangements. We expect our revenue mix to continue to shift to recurring sources. This shift is consistent with our cloud-first strategy and a general market shift from on premises to cloud solutions.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Customer Engagement revenue increased approximately $31.3 million, or 8%, from $387.3 million in the six months ended July 31, 2018 to $418.6 million in the six months ended July 31, 2019. The increase consisted of a $26.7 million increase in service and support revenue and a $4.6 million increase in product revenue. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continued to see positive demand from customers across our portfolio of cloud-based solutions and growth in services and support revenue associated with recent business combinations. The increase in product revenue was primarily due to the recognition of a large license arrangement executed during the six months ended July 31, 2019 with no comparable transaction in the prior period. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. We expect our revenue mix to continue to shift to recurring sources. This shift is consistent with our cloud-first strategy and a general market shift from on premises to cloud solutions.

Cyber Intelligence Segment

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Cyber Intelligence revenue increased approximately $7.4 million, or 7%, from $105.5 million in the three months ended July 31, 2018 to $112.9 million in the three months ended July 31, 2019. The increase consisted of a $6.4 million increase in service and support revenue and a $1.0 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in progress realized during the current year on long-term projects for which revenue is recognized over time using the percentage of completion (“POC”) method. The increase in product revenue was primarily due to an increase in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method, partially offset by a decrease in product deliveries.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Cyber Intelligence revenue increased approximately $12.8 million, or 6%, from $208.3 million in the six months ended July 31, 2018 to $221.1 million in the six months ended July 31, 2019. The increase consisted of a $19.1 million increase in service and support revenue, partially offset by $6.3 million decrease in product revenue. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in progress realized during the current year on long-term projects for which revenue is recognized over time using the POC method. The decrease in product revenue was primarily due to a decrease in product deliveries and the recognition of a long-term customization project that was recognized upon customer acceptance in the six months ended July 31, 2018, partially offset by an increase in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Product revenue	$109,983	$110,042	—%	$214,207	$215,906	(1)%
Service and support revenue	214,322	196,285	9%	425,357	379,628	12%
Total revenue	$324,305	$306,327	6%	$639,564	$595,534	7%

Product Revenue

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Product revenue was approximately $110.0 million for each of the three month periods ended July 31, 2019 and 2018, as the $1.0 million increase in our Cyber Intelligence segment was offset by a $1.0 million decrease in our Customer Engagement segment.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Product revenue decreased approximately $1.7 million, or 1%, from $215.9 million for the six months ended July 31, 2018 to $214.2 million for the six months ended July 31, 2019, resulting from a $6.3 million decrease in our Cyber Intelligence segment, partially offset by a $4.6 million increase in our Customer Engagement segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Service and support revenue increased approximately $18.0 million, or 9%, from $196.3 million for the three months ended July 31, 2018 to $214.3 million for the three months ended July 31, 2019. This increase was the result of an $11.6 million increase in our Customer Engagement segment and a $6.4 million increase in our Cyber Intelligence segment.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Service and support revenue increased approximately $45.8 million, or 12%, from $379.6 million for the six months ended July 31, 2018 to $425.4 million for the six months ended July 31, 2019. This increase was the result of a $26.7 million increase in our Customer Engagement segment and a $19.1 million increase in our Cyber Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Cost of product revenue	$29,424	$32,984	(11)%	$57,544	$67,793	(15)%
Cost of service and support revenue	81,430	74,803	9%	160,791	146,660	10%
Amortization of acquired technology	5,587	5,520	1%	12,294	12,946	(5)%
Total cost of revenue	$116,441	$113,307	3%	$230,629	$227,399	1%

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

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Cost of product revenue decreased approximately $3.6 million, or 11%, from $33.0 million in the three months ended July 31, 2018 to $29.4 million in the three months ended July 31, 2019, primarily due to a decreased cost of product revenue in our Cyber Intelligence segment, due to a reduction in the amount of pass-through hardware reselling, and to a lesser extent the timing of hardware deliveries as described further below. Our overall product gross margins increased to 73% in the three months ended July 31, 2019 from 70% in the three months ended July 31, 2018. Product gross margins in our Cyber Intelligence segment increased from 57% in the three months ended July 31, 2018 to 66% in the three months ended July 31, 2019, primarily due to a change in product mix, a reduction in the amount of pass-through hardware reselling, and the timing of hardware deliveries related to certain long-term projects, for which fulfillment costs are recognized upon delivery but the associated revenue is recognized over time using the POC method. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold and the timing of hardware deliveries related to POC revenue. Product gross margins in our Customer Engagement segment decreased from 85% in the three months ended July 31, 2018 to 84% in the three months ended July 31, 2019, primarily due to a change in product mix.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Cost of product revenue decreased approximately $10.3 million, or 15%, from $67.8 million in the six months ended July 31, 2018 to $57.5 million in the six months ended July 31, 2019 primarily due to decreased cost of product revenue in our Cyber Intelligence segment, driven primarily by a corresponding decrease in Cyber Intelligence product revenue as discussed above, a reduction in the amount of pass-through hardware reselling, and the timing of hardware deliveries as described further below. Our overall product gross margins increased to 73% in the six months ended July 31, 2019 from 69% in the six months ended July 31, 2018. Product gross margins in our Cyber Intelligence segment increased from 57% in the six months ended July 31, 2018 to 65% in the six months ended July 31, 2019, primarily due to a change in product mix, a reduction in the amount of pass-through hardware reselling, and the timing of hardware deliveries related to certain long-term projects, for which fulfillment costs are recognized upon delivery but the associated revenue is recognized over time using the POC method. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold and the timing of hardware deliveries related to POC revenue. Product gross margins in our Customer Engagement segment increased from 83% in the six months ended July 31, 2018 to 84% in the six months ended July 31, 2019, primarily due to a change in product mix.

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

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Cost of service and support revenue increased approximately $6.6 million, or 9%, from $74.8 million in the three months ended July 31, 2018 to $81.4 million in the three months ended July 31, 2019. The increase was primarily due to increased employee compensation and related expenses as a result of additional services employee headcount to support the delivery of our services and support revenue and an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins were 62% in each of the three months ended July 31, 2019 and 2018.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Cost of service and support revenue increased approximately $14.1 million, or 10%, from $146.7 million in the six months ended July 31, 2018 to $160.8 million in the six months ended July 31, 2019. The increase was primarily due to increased employee compensation and related expenses as a result of additional services employee headcount to support the delivery of our services and support revenue and an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins increased from 61% in the six months ended July 31, 2018 to 62% in the six months ended July 31, 2019.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Amortization of acquired technology increased approximately $0.1 million, or 1%, from $5.5 million in the three months ended July 31, 2018 to $5.6 million in the three months ended July 31, 2019. The increase was attributable to amortization expense associated with recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Amortization of acquired technology decreased approximately $0.6 million, or 5%, from $12.9 million in the six months ended July 31, 2018 to $12.3 million six months ended July 31, 2019. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Research and development, net	$58,685	$52,254	12%	$115,854	$104,406	11%

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Research and development, net increased approximately $6.4 million, or 12%, from $52.3 million in the three months ended July 31, 2018 to $58.7 million in the three months ended July 31, 2019. The increase was primarily due to a $6.2 million increase in employee compensation and related expenses as a result of increased investment in R&D headcount, a $0.5 million increase in software subscription expenses related to internal-use software, a $0.5 million increase in R&D contractor expenses primarily related to our Cyber Intelligence segment, and a $0.3 million increase in stock-based compensation expenses, partially offset by a $1.7 million increase in capitalized software development costs in the three months ended July 31, 2019 compared to the three months ended July 31, 2018.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Research and development, net increased approximately $11.5 million, or 11%, from $104.4 million in the six months ended July 31, 2018 to $115.9 million in the six months ended July 31, 2019. The increase was primarily due to a $11.0 million increase in employee compensation and related expenses as a result of increased investment in R&D headcount, a $1.4 million increase in stock-based compensation expenses as a result of a change in R&D employee bonus payment structure, a $1.3 million increase in software subscription expenses related to internal-use software, and a $0.9 million increase in R&D contractor expenses primarily related to our Cyber Intelligence segment, partially offset by a $3.2 million increase in capitalized software development costs in the six months ended July 31, 2019 compared to the six months ended July 31, 2018.

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

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Selling, general and administrative	$126,265	$104,083	21%	$247,986	$211,580	17%

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Selling, general and administrative expenses increased approximately $22.2 million, or 21%, from $104.1 million in the three months ended July 31, 2018 to $126.3 million in the three months ended July 31, 2019. This increase was primarily attributable to a $7.6 million increase in employee compensation expense due to increased headcount, including due to recent acquisitions, a $5.6 million increase in professional fees related to a shareholder proxy contest that was settled during three months ended July 31, 2019, a $2.7 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price and an increase in number of participants due to recent acquisitions, and a $2.4 million increase in marketing expenses. Selling, general, and administrative expense was also impacted by a $3.1 million increase due to the change in fair value of our obligations under contingent consideration arrangements, from a net benefit of $3.9 million in the three months ended July 31, 2018 to a net benefit of $0.8 million during the three months ended July 31, 2019, as a result of revised outlooks for achieving the performance targets set forth in several unrelated contingent consideration arrangements.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Selling, general and administrative expenses increased approximately $36.4 million, or 17%, from $211.6 million in the six months ended July 31, 2018 to $248.0 million in the six months ended July 31, 2019. This increase was primarily attributable to a $17.0 million increase in employee compensation expenses due to increased headcount as a result of recent acquisitions, a $7.5 million increase in professional fees related to a shareholder proxy contest that was settled during three months ended July 31, 2019, a $2.6 million increase in marketing expenses, a $2.3 million increase in software subscription expenses related to internal-use software, and a $1.7 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price and an increase in number of participants due to recent acquisitions. Selling, general, and administrative expense was also impacted by a $5.1 million increase due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $4.7 million in the six months ended July 31, 2018 to a net expense of $0.4 million during the six months ended July 31, 2019, as a result of revised outlooks for achieving the performance targets set forth in several unrelated contingent consideration arrangements.

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

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Amortization of other acquired intangible assets	$7,639	$7,452	3%	$15,352	$15,136	1%

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Amortization of other acquired intangible assets increased approximately $0.1 million, or 3%, from $7.5 million in the three months ended July 31, 2018 to $7.6 million in the three months ended July 31, 2019. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Amortization of other acquired intangible assets increased approximately $0.3 million, or 1%, from $15.1 million in the six months ended July 31, 2018 to $15.4 million in the six months ended July 31, 2019. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Interest income	$1,687	$1,134	49%	$3,113	$1,927	62%
Interest expense	(10,107)	(9,922)	2%	(20,041)	(18,984)	6%
Other income (expense):
Foreign currency gains (losses), net	774	(2,079)	(137)%	(412)	(3,914)	(89)%
Gains on derivatives	179	1,221	(85)%	728	2,709	(73)%
Other, net	(44)	(383)	(89)%	(197)	(500)	(61)%
Total other income (expense), net	909	(1,241)	(173)%	119	(1,705)	(107)%
Total other expense, net	$(7,511)	$(10,029)	(25)%	$(16,809)	$(18,762)	(10)%

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Total other expense, net, decreased by $2.5 million from $10.0 million in the three months ended July 31, 2018 to $7.5 million in the three months ended July 31, 2019.

Interest expense increased from $9.9 million in the three months ended July 31, 2018 to $10.1 million in the three months ended July 31, 2019 primarily due to higher interest rates on outstanding borrowings.

We recorded $0.8 million of net foreign currency gains in the three months ended July 31, 2019 compared to $2.1 million of net foreign currency losses in the three months ended July 31, 2018. Foreign currency gains in the three months ended July 31, 2019 resulted primarily from the weakening of the U.S. dollar against the Brazilian real from April 30, 2019 to July 31, 2019, resulting in foreign currency gains on U.S. dollar-denominated net liabilities in certain entities which use the Brazilian real functional currency and the weakening of the U.S. dollar against the Israeli shekel, resulting in foreign currency gains on Israeli shekel denominated net assets in certain entities that use a U.S. dollar functional currency.

In the three months ended July 31, 2019, there were net gains on derivative financial instruments of $0.2 million, compared to net gains of $1.2 million on such instruments for the three months ended July 31, 2018. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Total other expense, net, decreased by $2.0 million from $18.8 million in the six months ended July 31, 2018 to $16.8 million in the six months ended July 31, 2019.

Interest expense increased from $19.0 million in the six months ended July 31, 2018 to $20.0 million in the six months ended July 31, 2019 primarily due to higher interest rates on outstanding borrowings.

We recorded $0.4 million of net foreign currency losses in the six months ended July 31, 2019 compared to $3.9 million of net foreign currency losses in the six months ended July 31, 2018. Foreign currency losses in the six months ended July 31, 2019 resulted primarily from the strengthening of the U.S. dollar against the euro from January 31, 2019 to July 31, 2019, resulting in foreign currency losses on euro denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency losses on U.S. dollar-denominated net payables in certain entities which use a euro functional currency.

In the six months ended July 31, 2019, there were net gains on derivative financial instruments of $0.7 million, compared to net gains of $2.7 million on such instruments for the six months ended July 31, 2018. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Benefit from Income Taxes

The following table sets forth our benefit from income taxes for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Benefit from income taxes	$(4,507)	$(3,722)	21%	$(3,098)	$(3,448)	(10)%

Three Months Ended July 31, 2019 compared to Three Months Ended July 31, 2018. Our negative effective income tax rate was 58.0% for the three months ended July 31, 2019, compared to a negative effective income tax rate of 19.4% for the three months ended July 31, 2018.

For the three months ended July 31, 2019, the income tax rate no longer reflects a limitation of the tax benefit for U.S. losses due to a valuation allowance. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a net tax benefit of $6.7 million recorded in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction and the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax benefit of $4.5 million on pre-tax income of $7.8 million, which represented a negative effective income tax rate of 58.0%. Excluding the income tax benefit attributable to the audit settlement, the result was an income tax provision of $2.2 million and an effective tax rate of 27.8%.

For the three months ended July 31, 2018, the pre-tax losses in domestic and foreign jurisdictions where we maintained valuation allowances and did not record tax benefits were significantly lower than the pre-tax income in jurisdictions where we recorded tax provisions. In connection with an acquisition in our Customer Engagement segment, we reduced the valuation allowance on our U.S. federal and certain state deferred income tax assets resulting in a discrete income tax benefit of $7.7 million. The result was an income tax benefit of $3.7 million on a pre-tax income of $19.2 million, which represented a negative effective income tax rate of 19.4%. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $4.0 million and an effective tax rate of 20.9%.

Six Months Ended July 31, 2019 compared to Six Months Ended July 31, 2018. Our negative effective income tax rate was 24.0% for the six months ended July 31, 2019, compared to a negative effective income tax rate of 18.9% for the six months ended July 31, 2018. For the six months ended July 31, 2019, the income tax rate no longer reflects a limitation of the tax benefit for U.S. losses due to a valuation allowance. The effective tax rate differs from the U.S. federal statutory rate of
21.0% primarily due to a net tax benefit of $6.7 million recorded in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction and the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax benefit of $3.1 million on pre-tax income of $12.9 million, which represented a negative effective income tax rate of 24.0%. Excluding the income tax benefit attributable to the audit settlement, the result was an income tax provision of $3.6 million and an effective tax rate of 27.6%.

For the six months ended July 31, 2018, the pre-tax losses in domestic and foreign jurisdictions where we maintained valuation allowances and did not record tax benefits were significantly lower than the pre-tax income in jurisdictions where we recorded tax provisions. In connection with an acquisition in our Customer Engagement segment, we reduced the valuation allowance on our U.S. federal and certain state deferred income tax assets resulting in a discrete income tax benefit of $7.7 million. The result was an income tax benefit of $3.4 million on pre-tax income of $18.3 million, which represented a negative effective income tax rate of 18.9%. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $4.3 million and an effective tax rate of 23.5%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $49 million and $90 million of net cash expended for business acquisitions during the six months ended July 31, 2019 and year ended January 31, 2019, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $415.5 million and $399.4 million as of July 31, 2019 and January 31, 2019, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $27.2 million and $23.1 million, at July 31, 2019 and January 31, 2019, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of July 31, 2019 and withholding taxes of $15.0 million accrued as of July 31, 2019, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2019 and January 31, 2019:

	July 31,	January 31,
(in thousands)	2019	2019
Cash and cash equivalents	$388,546	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	24,239	42,262
Short-term investments	25,590	32,329
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$438,375	$444,566
Total debt, including current portions	$786,852	$782,128

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

Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$98,279	$104,153
Net cash used in investing activities	(66,015)	(72,429)
Net cash used in financing activities	(27,136)	(13,651)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,890)	(3,578)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,238	$14,495

Our operating activities generated $98.3 million of cash during the six months ended July 31, 2019, which was partially offset by $93.2 million of net cash used in combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $98.3 million of net cash during the six months ended July 31, 2019, compared to $104.2 million generated during the six months ended July 31, 2018. The decrease in operating cash flow in the current period was primarily due to a $4.9 million increase for the non-financing portion of payments under contingent consideration arrangements related to prior business combinations and lower operating income.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the six months ended July 31, 2019, our investing activities used $66.0 million of net cash, including $49.3 million of net cash utilized for a business acquisition, $24.3 million of payments for property, equipment and capitalized software development costs, and $3.7 million of net purchases of short-term investments, partially offset by $3.8 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits during the period and settlements of derivative instruments. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the six months ended July 31, 2018, our investing activities used $72.4 million of net cash, including $27.4 million of net cash utilized for a business acquisition, $20.8 million of payments for property, equipment, and capitalized software development costs, $22.1 million of net cash used in other investing activities, consisting primarily of a net increase in restricted bank time deposits during the period, and $2.1 million of net purchases of short-term investments. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

We had no significant commitments for capital expenditures at July 31, 2019.

Net Cash Used in Financing Activities

For the six months ended July 31, 2019, our financing activities used $27.1 million of net cash, the most significant portions of which were payments of $6.0 million related to deferred purchase price of a prior period business combination, $16.6 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.2 million repayments of borrowings and other financing obligations, a $0.7 million dividend payment to a noncontrolling shareholder of one of our subsidiaries, and $0.5 million of payments to repurchase treasury stock.

For the six months ended July 31, 2018, our financing activities used $13.7 million of net cash, the most significant portions of which were payments of $9.4 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.7 million repayments of borrowings and other financing obligations, and a $0.8 million dividend payment to a noncontrolling shareholder of one of our subsidiaries.

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

As of July 31, 2019, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2019, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2019, no Warrants had been exercised and all Warrants remained outstanding.

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

As of July 31, 2019, the interest rate on the 2017 Term Loan was 4.40%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.58% at July 31, 2019. As of January 31, 2019, the interest rate on the 2017 Term Loan was 4.52%.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At July 31, 2019, our Leverage Ratio was approximately 2.2 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

We believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2019.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2019, we made $23.7 million of payments under contingent consideration arrangements. As of July 31, 2019, potential future cash payments and earned consideration expected to be paid subsequent to July 31, 2019 under contingent consideration arrangements total $133.9 million, the estimated fair value of which was $43.0 million, including $27.2 million reported in accrued expenses and other current liabilities, and $15.8 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of July 31, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2019 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt”, we believe that our market risk profile did not materially change during the six months ended July 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2019. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019 and the Risk Factor described in Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2019 (the “First Quarter Form 10-Q”). In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K and the First Quarter Form 10-Q, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and the First Quarter Form 10-Q are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended July 31, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2019:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Verint Systems Inc. 2019 Long-Term Stock Incentive Plan*	Form 8-K filed on June 24, 2019
10.2	Agreement, dated June 6, 2019, between Verint Systems Inc., Neuberger Berman Investment Advisers LLC, and the entities and natural persons signatories thereto	Form 8-K filed on June 6, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

September 4, 2019	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)