Form 10-Q
period 2019-10-31
VERINT SYSTEMS INC
filed 2019-12-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2019
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

There were 66,823,995 shares of the registrant’s common stock outstanding on November 15, 2019.

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

•
challenges associated with pursuing larger sales opportunities, including with respect to longer sales cycles, transaction reductions, deferrals, or cancellations during the sales cycle; risk of customer concentration; challenges associated with our ability to accurately forecast when a sales opportunity will convert to an order, or to accurately forecast revenue and expenses, including as a result of our Customer Engagement segment cloud transition and our Cyber Intelligence segment software model transition, and increased volatility of our operating results from period to period;

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

•
risks associated with market volatility in the prices of our common stock and convertible notes based on our performance, third-party publications or speculation, or other factors and risks associated with actions of activist stockholders;

•
risks associated with the planned issuance of preferred stock to an affiliate of Apax Partners, including with respect to Apax’s significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and

•
risks associated with the planned spin-off of our Cyber Intelligence business, including the possibility that the spin-off transaction may not be completed in the expected timeframe or at all, that it does not achieve the benefits anticipated, or that it negatively impacts our operations or stock price.

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

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2019	2019
Assets
Current Assets:
Cash and cash equivalents	$412,838	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits	24,185	42,262
Short-term investments	13,973	32,329
Accounts receivable, net of allowance for doubtful accounts of $5.7 million and $3.8 million, respectively	346,741	375,663
Contract assets	65,611	63,389
Inventories	24,001	24,952
Prepaid expenses and other current assets	96,732	97,776
Total current assets	984,081	1,006,346
Property and equipment, net	109,698	100,134
Operating lease right-of-use assets	105,367	—
Goodwill	1,448,726	1,417,481
Intangible assets, net	205,307	225,183
Other assets	129,268	117,883
Total assets	$2,982,447	$2,867,027

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$66,144	$71,621
Accrued expenses and other current liabilities	223,329	212,824
Contract liabilities	339,232	377,376
Total current liabilities	628,705	661,821
Long-term debt	785,170	777,785
Long-term contract liabilities	40,445	30,094
Operating lease liabilities	94,163	—
Other liabilities	99,374	136,523
Total liabilities	1,647,857	1,606,223
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at October 31, 2019 and January 31, 2019, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 68,497,000 and 66,998,000 shares; outstanding 66,824,000 and 65,333,000 shares at October 31, 2019 and January 31, 2019, respectively.	68	67
Additional paid-in capital	1,645,279	1,586,266
Treasury stock, at cost - 1,673,000 and 1,665,000 shares at October 31, 2019 and January 31, 2019, respectively.	(58,072)	(57,598)
Accumulated deficit	(110,459)	(134,274)
Accumulated other comprehensive loss	(158,002)	(145,225)
Total Verint Systems Inc. stockholders' equity	1,318,814	1,249,236
Noncontrolling interests	15,776	11,568
Total stockholders' equity	1,334,590	1,260,804
Total liabilities and stockholders' equity	$2,982,447	$2,867,027

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue:
Product	$116,331	$111,670	$330,538	$327,576
Service and support	208,536	192,313	633,893	571,941
Total revenue	324,867	303,983	964,431	899,517
Cost of revenue:
Product	30,533	33,124	88,077	100,917
Service and support	76,771	72,182	237,562	218,842
Amortization of acquired technology	5,968	5,933	18,262	18,879
Total cost of revenue	113,272	111,239	343,901	338,638
Gross profit	211,595	192,744	620,530	560,879
Operating expenses:
Research and development, net	57,694	51,587	173,548	155,993
Selling, general and administrative	116,306	99,902	364,292	311,482
Amortization of other acquired intangible assets	7,778	7,585	23,130	22,721
Total operating expenses	181,778	159,074	560,970	490,196
Operating income	29,817	33,670	59,560	70,683
Other income (expense), net:
Interest income	1,404	1,319	4,517	3,246
Interest expense	(10,102)	(8,686)	(30,143)	(27,670)
Other income (expense), net	1,082	(489)	1,201	(2,194)
Total other expense, net	(7,616)	(7,856)	(24,425)	(26,618)
Income before provision for income taxes	22,201	25,814	35,135	44,065
Provision for income taxes	9,218	5,601	6,120	2,153
Net income	12,983	20,213	29,015	41,912
Net income attributable to noncontrolling interests	1,302	1,293	5,200	3,227
Net income attributable to Verint Systems Inc.	$11,681	$18,920	$23,815	$38,685

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.17	$0.29	$0.36	$0.60
Diluted	$0.17	$0.29	$0.35	$0.59

Weighted-average common shares outstanding:
Basic	66,799	65,122	66,181	64,690
Diluted	67,442	66,200	67,452	65,885

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Net income	$12,983	$20,213	$29,015	$41,912
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	20,635	(11,780)	(6,938)	(45,509)
Net (decrease) increase from foreign exchange contracts designated as hedges	(1,502)	(262)	1,416	(8,199)
Net (decrease) increase from interest rate swap designated as a hedge	(2,498)	1,266	(9,056)	1,878
Benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	674	27	1,758	823
Other comprehensive income (loss)	17,309	(10,749)	(12,820)	(51,007)
Comprehensive income (loss)	30,292	9,464	16,195	(9,095)
Comprehensive income attributable to noncontrolling interests	1,416	1,144	5,157	2,908
Comprehensive income (loss) attributable to Verint Systems Inc.	$28,876	$8,320	$11,038	$(12,003)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804
Net income	—	—	—	—	1,576	—	1,576	2,185	3,761
Other comprehensive loss	—	—	—	—	—	(4,298)	(4,298)	(106)	(4,404)
Stock-based compensation - equity-classified awards	—	—	14,890	—	—	—	14,890	—	14,890
Common stock issued for stock awards and stock bonuses	448	—	—	—	—	—	—	—	—
Treasury stock acquired	(8)	—	—	(474)	—	—	(474)	—	(474)
Balances as of April 30, 2019	65,773	67	1,601,156	(58,072)	(132,698)	(149,523)	1,260,930	13,647	1,274,577
Net income	—	—	—	—	10,558	—	10,558	1,713	12,271
Other comprehensive loss	—	—	—	—	—	(25,674)	(25,674)	(51)	(25,725)
Stock-based compensation - equity-classified awards	—	—	17,966	—	—	—	17,966	—	17,966
Common stock issued for stock awards and stock bonuses	998	1	9,543	—	—	—	9,544	—	9,544
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(655)	(655)
Balances as of July 31, 2019	66,771	68	1,628,665	(58,072)	(122,140)	(175,197)	1,273,324	14,654	1,287,978
Net income	—	—	—	—	11,681	—	11,681	1,302	12,983
Other comprehensive income	—	—	—	—	—	17,195	17,195	114	17,309
Stock-based compensation - equity-classified awards	—	—	16,614	—	—	—	16,614	—	16,614
Common stock issued for stock awards and stock bonuses	53	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(294)	(294)
Balances as of October 31, 2019	66,824	$68	$1,645,279	$(58,072)	$(110,459)	$(158,002)	$1,318,814	$15,776	$1,334,590

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2018	63,836	$65	$1,519,724	$(57,425)	$(238,312)	$(103,460)	$1,120,592	$11,744	$1,132,336
Net (loss) income	—	—	—	—	(2,215)	—	(2,215)	990	(1,225)
Other comprehensive (loss) income	—	—	—	—	—	(19,961)	(19,961)	48	(19,913)
Stock-based compensation - equity-classified awards	—	—	14,898	—	—	—	14,898	—	14,898
Common stock issued for stock awards and stock bonuses	180	1	—	—	—	—	1	—	1
Treasury stock acquired	(4)	—	—	(173)	—	—	(173)	—	(173)
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	60	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(760)	(760)
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	38,047	—	38,047	—	38,047
Balances as of April 30, 2018	64,012	66	1,534,622	(57,598)	(202,480)	(123,421)	1,151,189	12,082	1,163,271
Net income	—	—	—	—	21,980	—	21,980	944	22,924
Other comprehensive loss	—	—	—	—	—	(20,127)	(20,127)	(218)	(20,345)
Stock-based compensation - equity-classified awards	—	—	15,113	—	—	—	15,113	—	15,113
Common stock issued for stock awards and stock bonuses	893	1	8,879	—	—	—	8,880	—	8,880
Balances as of July 31, 2018	64,905	67	1,558,614	(57,598)	(180,500)	(143,548)	1,177,035	12,808	1,189,843
Net income	—	—	—	—	18,920	—	18,920	1,293	20,213
Other comprehensive loss	—	—	—	—	—	(10,600)	(10,600)	(149)	(10,749)
Stock-based compensation - equity-classified awards	—	—	14,188	—	—	—	14,188	—	14,188
Common stock issued for stock awards and stock bonuses	367	—	4	—	—	—	4	—	4
Balances as of October 31, 2018	65,272	$67	$1,572,806	$(57,598)	$(161,580)	$(154,148)	$1,199,547	$13,952	$1,213,499

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$29,015	$41,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,880	66,231
Stock-based compensation, excluding cash-settled awards	56,164	50,509
Amortization of discount on convertible notes	9,306	8,829
Non-cash gains on derivative financial instruments, net	(460)	(3,760)
Other non-cash items, net	3,894	(1,972)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	26,791	35,879
Contract assets	(2,175)	(999)
Inventories	(605)	(4,404)
Prepaid expenses and other assets	(109)	(6,259)
Accounts payable and accrued expenses	(10,161)	(17,841)
Contract liabilities	(29,598)	(29,940)
Other, net	(13,472)	(6,535)
Net cash provided by operating activities	136,470	131,650

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(51,481)	(27,370)
Purchases of property and equipment	(28,388)	(22,933)
Purchases of investments	(31,760)	(53,868)
Maturities and sales of investments	49,994	10,620
Cash paid for capitalized software development costs	(12,431)	(4,767)
Change in restricted bank time deposits, and other investing activities, net	4,755	(21,128)
Net cash used in investing activities	(69,311)	(119,446)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(4,671)	(4,317)
Payments of debt-related costs	(212)	(206)
Purchases of treasury stock	(474)	(173)
Dividends or distributions paid to noncontrolling interests	(949)	(760)
Payments of deferred purchase price and contingent consideration for business combinations (financing portion)	(27,975)	(10,681)
Other financing activities, net	—	(429)
Net cash used in financing activities	(34,281)	(16,566)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,251)	(3,864)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	31,627	(8,226)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	412,699	398,210
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$444,326	$389,984

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$412,838	$353,422
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	23,778	32,212
Restricted cash and cash equivalents included in other assets	7,710	4,350
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$444,326	$389,984

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. Our research and development (“R&D”) team is focused on actionable intelligence and is comprised of approximately 1,900 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, unstructured data analytics, predictive analytics and automation.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended October 31, 2019 and 2018, and the condensed consolidated balance sheet as of October 31, 2019, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2019 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2019. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Except for the accounting policy for leases appearing below, implemented as a result of adopting Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes in our significant accounting policies during the nine months ended October 31, 2019, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2019.

Leases
We determine if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use (“ROU”) assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets. Finance lease assets are included in property and equipment, and corresponding finance lease liabilities are included within accrued expenses and other current liabilities (current portions), and other liabilities (long-term portions), on our condensed consolidated balance sheets.
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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 supersedes the requirements in Topic 840, Leases, and requires lessees to recognize ROU assets and liabilities for leases with lease terms of more than twelve months. We adopted ASU No. 2016-02 as of February 1, 2019 using the modified retrospective transition method of applying the new standard at the adoption date. Results for reporting periods beginning on or after February 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. Disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.

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

New Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We plan to adopt this guidance prospectively to eligible costs incurred on or after February 1, 2020 and are in the process of evaluating potential changes to related processes and internal controls.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to The Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently reviewing this standard but do not expect that it will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. A modified retrospective adoption method is required, with a cumulative-effect adjustment to the opening retained earnings balance in the period of adoption. We are currently evaluating the impact of adopting this standard but do not expect its adoption to have a significant impact on our condensed consolidated financial statements.

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

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

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

For our Customer Engagement segment:

•	Recurring revenue primarily consists of cloud revenue and initial and renewal support revenue.

◦	Cloud revenue consists primarily of software as a service (“SaaS”) revenue with some optional managed services revenue.

◦
SaaS revenue consists predominately of bundled SaaS (software with standard managed services) with some unbundled SaaS (software licensing rights sold separately from managed services and accounted for as term-based licenses). Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.

◦
Bundled SaaS revenue is recognized over time and unbundled SaaS revenue is recognized at a point in time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one- and three-year time frame.

•	Nonrecurring revenue primarily consists of our perpetual licenses, consulting, implementation and installation services, and training.

For our Cyber Intelligence segment:

•	Recurring revenue primarily consists of initial and renewal support, subscription software licenses, and SaaS in certain limited transactions.

•
Nonrecurring revenue primarily consists of our perpetual licenses, long-term projects including software customizations that are recognized over time as control transfers to the customer using a percentage of completion (“POC”) method, consulting, implementation and installation services, training, and hardware.

To conform with the presentation described above, the classification of Customer Engagement unbundled SaaS revenue for the three and nine months ended October 31, 2018 in the tables below has been updated to reflect $4.7 million and $11.6 million, respectively, of recurring revenue which had previously been presented within nonrecurring revenue.

	Three Months Ended October 31, 2019			Three Months Ended October 31, 2018
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$60,828	$55,503	$116,331	$52,353	$59,317	$111,670
Service and support	157,108	51,428	208,536	145,114	47,199	192,313
Total revenue	$217,936	$106,931	$324,867	$197,467	$106,516	$303,983

Revenue by recurrence:
Recurring revenue	$141,378	$47,498	$188,876	$116,943	$40,349	$157,292
Nonrecurring revenue	76,558	59,433	135,991	80,524	66,167	146,691
Total revenue	$217,936	$106,931	$324,867	$197,467	$106,516	$303,983

	Nine Months Ended October 31, 2019			Nine Months Ended October 31, 2018
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$169,298	$161,240	$330,538	$156,245	$171,331	$327,576
Service and support	467,169	166,724	633,893	428,485	143,456	571,941
Total revenue	$636,467	$327,964	$964,431	$584,730	$314,787	$899,517

Revenue by recurrence:
Recurring revenue	$394,068	$140,486	$534,554	$342,532	$119,238	$461,770
Nonrecurring revenue	242,399	187,478	429,877	242,198	195,549	437,747
Total revenue	$636,467	$327,964	$964,431	$584,730	$314,787	$899,517

The following table provides a further disaggregation of revenue for our Customer Engagement segment.

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Customer Engagement revenue:
Recurring revenue
Cloud	$61,429	$37,656	$156,327	$107,119
Support	79,949	79,287	237,741	235,413
Total recurring revenue	141,378	116,943	394,068	342,532
Nonrecurring revenue	76,558	80,524	242,399	242,198
Total Customer Engagement revenue	$217,936	$197,467	$636,467	$584,730

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	October 31, 2019	January 31, 2019
Accounts receivable, net	$346,741	$375,663
Contract assets	65,611	63,389
Long-term contract assets (included in Other assets)	1,168	1,375
Contract liabilities	339,232	377,376
Long-term contract liabilities	40,445	30,094

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to our significantly customized solutions as the right to consideration is subject to the contractually agreed upon billing schedule. There are two customers in our Cyber Intelligence segment that combined accounted for $59.6 million and $84.3 million of our aggregated accounts receivable and contract assets at October 31, 2019 and January 31, 2019, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the U.S. which we believe present insignificant credit risk.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the nine months ended October 31, 2019 and 2018 from amounts included in contract liabilities at the beginning of each period was $294.9 million and $258.8 million, respectively.

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The majority of our arrangements are for periods of up to three years, with a significant portion being one year or less. We had $1.0 billion of RPO as of October 31, 2019. We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. We currently expect to recognize approximately two-thirds of our remaining revenue backlog over the next twelve months and the remainder thereafter. The timing and amount of revenue recognition for our remaining performance obligations is influenced by several factors, including seasonality, the timing of support renewals, and the revenue recognition for certain projects, particularly in our Cyber Intelligence segment, that can extend over longer periods of time, delivery under which, for various reasons, may be delayed, modified, or canceled. Further, we have historically generated a large portion of our business each quarter by orders that are sold and fulfilled within the same reporting period. Therefore, the amount of remaining obligations may not be a meaningful indicator of future results.

3.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$12,983	$20,213	$29,015	$41,912
Net income attributable to noncontrolling interests	1,302	1,293	5,200	3,227
Net income attributable to Verint Systems Inc.	$11,681	$18,920	$23,815	$38,685
Weighted-average shares outstanding:
Basic	66,799	65,122	66,181	64,690
Dilutive effect of employee equity award plans	643	1,078	1,271	1,195
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	67,442	66,200	67,452	65,885
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.17	$0.29	$0.36	$0.60
Diluted	$0.17	$0.29	$0.35	$0.59

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,545	546	1,122	432
1.50% convertible senior notes	6,205	6,205	6,205	6,205
Warrants	6,205	6,205	6,205	6,205

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

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that Valor Parent LP, an affiliate of Apax Partners, will invest up to $400 million in us, in the form of convertible preferred stock. Further details regarding the separation of our businesses and the convertible preferred stock investment appear in Note 17, “Subsequent Events”.

4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2019 and January 31, 2019:

	October 31, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$371,669	$—	$—	$371,669
Money market funds	41,169	—	—	41,169
Total cash and cash equivalents	$412,838	$—	$—	$412,838

Short-term investments:
Bank time deposits	$13,973	$—	$—	$13,973
Total short-term investments	$13,973	$—	$—	$13,973

	January 31, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$359,266	$—	$—	$359,266
Money market funds	10,709	—	—	10,709
Total cash and cash equivalents	$369,975	$—	$—	$369,975

Short-term investments:
Bank time deposits	$32,329	$—	$—	$32,329
Total short-term investments	$32,329	$—	$—	$32,329

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the nine months ended October 31, 2019 and 2018, proceeds from maturities and sales of short-term investments were $50.0 million and $10.6 million, respectively.

5.	BUSINESS COMBINATIONS

Nine Months Ended October 31, 2019

During the nine months ended October 31, 2019, we completed two business combinations:

•
On February 1, 2019, we completed the acquisition of a SaaS workforce optimization company focused on the small and medium-sized business (“SMB”) market as part of our strategy to expand our SMB portfolio. This company has been integrated into our Customer Engagement segment.

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

The combined consideration for these business combinations was approximately $58.4 million, including $53.2 million of combined cash paid at closings or shortly thereafter, partially offset by $2.0 million of cash acquired. For one of the business combinations, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $9.1 million, contingent upon the achievement of certain performance targets over periods extending through January 2021. The fair value of these contingent consideration obligations was estimated to be $5.2 million at the acquisition date. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. All of the $34.1 million of goodwill associated with these business combinations was assigned to our Customer Engagement segment, $15.7 million of which is deductible for income tax purposes.

Revenue and net income (loss) attributable to these acquisitions for the nine months ended October 31, 2019 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $1.0 million and $4.1 million for the three and nine months ended October 31, 2019, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the nine months ended October 31, 2019 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, goodwill, deferred income taxes, and reserves for uncertain income tax positions. During the three months ended October 31, 2019, we updated the provisional purchase price allocation that was recorded at July 31, 2019 resulting from one of the transaction's proximity to the end of the reporting period, including the valuation and useful life determination for the acquired customer relationships, developed technology, and trade names. The changes to purchase price allocation did not have a material impact on our condensed consolidated financial statements.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the nine months ended October 31, 2019:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$53,209
Fair value of contingent consideration	5,200
Total purchase prices	$58,409

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$1,309
Other current assets, including cash acquired	6,081
Other assets	3,365
Current and other liabilities	(4,984)
Contract liabilities - current and long-term	(3,060)
Deferred income taxes	(1,330)
Net tangible assets	1,381
Identifiable intangible assets:
Customer relationships	10,500
Developed technology	11,400
Trademarks and trade names	1,000
Total identifiable intangible assets	22,900
Goodwill	34,128
Total purchase prices allocation	$58,409

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from seven years to nine years, five years, and four years to five years, respectively, the weighted average of which is approximately 6.5 years.

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

Among the factors contributing to the recognition of goodwill as a component of the ForeSee purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The $35.3 million of goodwill has been assigned to our Customer Engagement segment. For income tax purposes, $1.1 million of this goodwill is deductible and $34.2 million is not deductible.

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

Transaction and related costs directly related to the acquisition of ForeSee, consisting primarily of professional fees and integration expenses, were $0.9 million and $2.9 million for the three and nine months ended October 31, 2019, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for our acquisition of ForeSee:

(in thousands)	Amount
Components of Purchase Price:
Cash	$58,901
Deferred purchase price consideration	6,000
Other purchase price adjustments	262
Total purchase price	$65,163

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$7,245
Other current assets, including cash acquired	8,101
Other assets	6,075
Current and other liabilities	(12,910)
Contract liabilities - current and long-term	(9,821)
Deferred income taxes	(11,504)
Net tangible liabilities	(12,814)
Identifiable intangible assets:
Customer relationships	19,400
Developed technology	20,000
Trademarks and trade names	3,300
Total identifiable intangible assets	42,700
Goodwill	35,277
Total purchase price allocation	$65,163

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.2 million and $0.6 million for the three and nine months ended October 31, 2019. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed subsequent to October 31, 2018 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations, other than ForeSee, completed during the year ended January 31, 2019:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$33,138
Fair value of contingent consideration	15,875
Fair value of previously held equity interest	2,239
Total purchase prices	$51,252

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$1,897
Other current assets, including cash acquired	6,901
Other assets	9,432
Current and other liabilities	(2,151)
Contract liabilities - current and long-term	(771)
Deferred income taxes	(7,914)
Net tangible assets	7,394
Identifiable intangible assets:
Customer relationships	7,521
Developed technology	10,692
Trademarks and trade names	500
Total identifiable intangible assets	18,713
Goodwill	25,145
Total purchase prices allocation	$51,252

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from seven years to ten years, three years to five years, and four years, respectively, the weighted average of which is approximately 6.6 years.

Other Business Combination Information

The acquisition date fair values of contingent consideration obligations associated with business combinations are estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, we revalue the contingent consideration obligations to their fair values and record increases and decreases in fair value within selling, general, and administrative expenses in our condensed consolidated statements of operations. Changes in the fair value of the contingent consideration obligations result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

For the three months ended October 31, 2019 and 2018, we recorded a benefit of $0.3 million and a charge of $0.5 million, respectively, and for the nine months ended October 31, 2019 and 2018, we recorded a charge of $0.1 million and a benefit of $4.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $36.9 million at October 31, 2019, of which $20.9 million was recorded within accrued expenses and other current liabilities, and $16.0 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $6.0 million and $1.6 million for the three months ended October 31, 2019 and 2018, respectively, and $29.7 million and $13.6 million for the nine months ended October 31, 2019 and 2018, respectively.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2019 and January 31, 2019:

	October 31, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$461,611	$(319,568)	$142,043
Acquired technology	295,119	(238,522)	56,597
Trade names	13,724	(7,057)	6,667
Distribution network	4,440	(4,440)	—
Total intangible assets	$774,894	$(569,587)	$205,307

	January 31, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$452,918	$(299,549)	$153,369
Acquired technology	285,230	(221,145)	64,085
Trade names	12,859	(5,130)	7,729
Distribution network	4,440	(4,440)	—
Total intangible assets	$755,447	$(530,264)	$225,183

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2019 and January 31, 2019:

	October 31,	January 31,
(in thousands)	2019	2019
Customer Engagement	$201,327	$218,738
Cyber Intelligence	3,980	6,445
Total	$205,307	$225,183

Total amortization expense recorded for acquisition-related intangible assets was $13.7 million and $13.5 million for the three months ended October 31, 2019 and 2018, respectively, and $41.4 million and $41.6 million for the nine months ended October 31, 2019 and 2018, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2020 (remainder of year)	$13,848
2021	48,724
2022	45,290
2023	37,266
2024	27,259
2025 and thereafter	32,920
Total	$205,307

Goodwill activity for the nine months ended October 31, 2019, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Nine Months Ended October 31, 2019:
Goodwill, gross, at January 31, 2019	$1,484,346	$1,326,370	$157,976
Accumulated impairment losses through January 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2019	1,417,481	1,270,327	147,154
Business combinations, including adjustments to prior period acquisitions	35,706	35,706	—
Foreign currency translation and other	(4,461)	(4,064)	(397)
Goodwill, net, at October 31, 2019	$1,448,726	$1,301,969	$146,757

Balance at October 31, 2019:
Goodwill, gross, at October 31, 2019	$1,515,591	$1,358,012	$157,579
Accumulated impairment losses through October 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at October 31, 2019	$1,448,726	$1,301,969	$146,757

No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2019.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2019 and January 31, 2019:

	October 31,	January 31,
(in thousands)	2019	2019
1.50% Convertible Senior Notes	$400,000	$400,000
2017 Term Loan	415,438	418,625
Other debt	—	92
Less: Unamortized debt discounts and issuance costs	(26,018)	(36,589)
Total debt	789,420	782,128
Less: current maturities	4,250	4,343
Long-term debt	$785,170	$777,785

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

As of October 31, 2019, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at October 31, 2019.

As of October 31, 2019, the carrying value of the debt component was $377.1 million, which is net of unamortized debt discount and issuance costs of $20.9 million and $2.0 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at October 31, 2019.

Based on the closing market price of our common stock on October 31, 2019, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2019, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2019, no Warrants had been exercised and all Warrants remained outstanding.

The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.

Credit Agreements

2017 Credit Agreement

On June 29, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) with certain lenders and terminated a prior credit agreement.

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
As of October 31, 2019, the interest rate on the 2017 Term Loan was 4.15%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.32% at October 31, 2019. As of January 31, 2019 the interest rate on 2017 Term Loan was 4.52%.
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
Future Principal Payments on Term Loan
As of October 31, 2019, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2020 (remainder of year)	$1,063
2021	4,250
2022	4,250
2023	4,250
2024	4,250
2025 and thereafter	397,375
Total	$415,438

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$4,500	$4,500
Amortization of debt discount	3,143	2,982	9,306	8,829
Amortization of deferred debt issuance costs	296	281	877	833
Total Interest Expense - 1.50% Convertible Senior Notes	$4,939	$4,763	$14,683	$14,162

Borrowings under Credit Agreements:
Interest expense at contractual rates	$4,435	$4,448	$13,810	$13,047
Impact of interest rate swap	261	—	261	—
Amortization of debt discounts	17	17	50	50
Amortization of deferred debt issuance costs	396	392	1,171	1,162
Total Interest Expense - Borrowings under Credit Agreements	$5,109	$4,857	$15,292	$14,259

8.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2019 and January 31, 2019:

	October 31,	January 31,
(in thousands)	2019	2019
Raw materials	$11,057	$10,875
Work-in-process	6,743	5,567
Finished goods	6,201	8,510
Total inventories	$24,001	$24,952

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Foreign currency gains (losses), net	$1,531	$(1,458)	$1,119	$(5,372)
(Losses) gains on derivative financial instruments, net	(268)	1,051	460	3,760
Other, net	(181)	(82)	(378)	(582)
Total other income (expense), net	$1,082	$(489)	$1,201	$(2,194)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended October 31,
(in thousands)	2019	2018
Cash paid for interest	$15,618	$14,736
Cash payments of income taxes, net	$20,286	$22,324
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,899	$4,443
Inventory transfers to property and equipment	$595	$1,334
Liabilities for contingent consideration in business combinations, including measurement period adjustments	$5,200	$8,969
Finance leases of property and equipment	$377	$473

9.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the nine months ended October 31, 2019 and 2018. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Share Repurchase Programs

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150.0 million over two years. This program expired on March 29, 2018. We made a total of $46.9 million in repurchases under the program.

On December 4, 2019, we announced that our board of directors had authorized a new share repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021 (on or shortly before the closing of the planned business separation described below). Please refer to Note 17, “Subsequent Events”, for more information regarding the separation of our businesses and this share repurchase program.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards.

During the nine months ended October 31, 2019, we repurchased approximately 8,000 shares of treasury stock for a cost of $0.5 million to facilitate income tax withholding and payment requirements upon vesting of equity awards. During the nine months ended October 31, 2018, we acquired approximately 4,000 shares of treasury stock for a cost of $0.2 million.

At October 31, 2019, we held approximately 1,673,000 shares of treasury stock with a cost of $58.1 million. At January 31, 2019, we held approximately 1,665,000 shares of treasury stock with a cost of $57.6 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners will invest up to $400 million in us, in the form of convertible preferred stock. Further details regarding the separation of our businesses and the convertible preferred stock investment appear in Note 17, “Subsequent Events”.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the nine months ended October 31, 2019:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2019	$(981)	$(3,043)	$(141,201)	$(145,225)
Other comprehensive income (loss) before reclassifications	915	(7,358)	(6,895)	(13,338)
Amounts reclassified out of accumulated other comprehensive income (loss)	(358)	(203)	—	(561)
Net other comprehensive income (loss)	1,273	(7,155)	(6,895)	(12,777)
Accumulated other comprehensive income (loss) at October 31, 2019	$292	$(10,198)	$(148,096)	$(158,002)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and nine months ended October 31, 2019 and 2018 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$38	$(108)	$(34)	$(196)	Cost of product revenue
	47	(120)	(37)	(214)	Cost of service and support revenue
	271	(676)	(201)	(1,168)	Research and development, net
	186	(424)	(125)	(730)	Selling, general and administrative
	542	(1,328)	(397)	(2,308)	Total, before income taxes
	(55)	134	39	232	(Provision) benefit for income taxes
	$487	$(1,194)	$(358)	$(2,076)	Total, net of income taxes

Interest rate swap agreement	$(261)	—	(261)	—	Interest expense
	(261)	—	(261)	—	Total, before income taxes
	58	—	58	—	Benefit from income taxes
	$(203)	$—	$(203)	$—	Total, net of income taxes

10. INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2019, we recorded an income tax provision of $9.2 million on pre-tax income of $22.2 million, which represented an effective income tax rate of 41.5%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and limitations on certain tax deductions, offset by lower statutory rates in several foreign jurisdictions.

For the three months ended October 31, 2018, we recorded an income tax provision of $5.6 million on pre-tax income of $25.8 million, which represented an effective income tax rate of 21.7%. Our pre-tax income in domestic and foreign jurisdictions where we maintained valuation allowances and did not record tax provisions was significantly lower than the pre-tax income in jurisdictions where we recorded tax provisions.

For the nine months ended October 31, 2019, we recorded an income tax provision of $6.1 million on pre-tax income of $35.1 million, which represented an effective income tax rate of 17.4%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a net tax benefit of $6.7 million recorded in our second quarter in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction and the impact of U.S. taxation of certain foreign activities and limitations on certain tax deductions, offset by lower statutory rates in several foreign jurisdictions. Excluding the income tax benefit attributable to the audit settlement, the result was an income tax provision of $12.8 million on pre-tax income of $35.1 million, resulting in an effective tax rate of 36.5%.

For the nine months ended October 31, 2018, we recorded an income tax provision of $2.2 million on pre-tax income of $44.1 million, which represented an effective income tax rate of 4.9%. In connection with an acquisition in our Customer Engagement segment completed in our second quarter, we reduced the valuation allowance on our U.S. federal and certain state deferred income tax assets resulting in a discrete income tax benefit of $7.3 million. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintained valuation allowances. Our pre-tax losses in domestic and foreign jurisdictions where we maintained valuation allowances and did not record tax benefits were significantly less than the pre-tax income in jurisdictions where we recorded tax provisions. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $9.5 million on pre-tax income of $44.1 million, resulting in an effective tax rate of 21.5%.

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

We had unrecognized income tax benefits of $99.5 million and $109.1 million (excluding interest and penalties) as of October 31, 2019 and January 31, 2019, respectively. The accrued liability for interest and penalties was $3.4 million and $4.6 million at October 31, 2019 and January 31, 2019, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. As of October 31, 2019 and January 31, 2019, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $91.6 million and $100.9 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at October 31, 2019 could decrease by approximately $5.3 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

11.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2019 and January 31, 2019:

	October 31, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$41,169	$—	$—
Foreign currency forward contracts	—	545	—
Total assets	$41,169	$545	$—
Liabilities:
Foreign currency forward contracts	$—	$416	$—
Interest rate swap agreement	—	13,084	—
Contingent consideration - business combinations	—	—	36,856
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,050
Total liabilities	$—	$13,500	$39,906

	January 31, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,709	$—	$—
Foreign currency forward contracts	—	1,401	—
Interest rate swap agreements	—	2,072	—
Total assets	$10,709	$3,473	$—
Liabilities:
Foreign currency forward contracts	$—	$2,086	$—
Interest rate swap agreements	—	4,028	—
Contingent consideration - business combinations	—	—	61,340
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,000
Total liabilities	$—	$6,114	$64,340

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended October 31,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$61,340	$62,829
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	5,200	8,969
Changes in fair values, recorded in operating expenses	62	(4,184)
Payments of contingent consideration	(29,712)	(13,600)
Foreign currency translation and other	(34)	(340)
Fair value measurement at end of period	$36,856	$53,674

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended October 31,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$3,000	$2,950
Change in fair value, recorded in operating expenses	50	50
Fair value measurement at end of period	$3,050	$3,000

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2019 and 2018.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.9% to 5.6% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2019. We utilized discount rates ranging from 3.8% to 5.8% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2019.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 9.0% and 12.5% in our calculation of the estimated fair value of the option as of October 31, 2019 and January 31, 2019, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $418 million and $412 million at October 31, 2019 and January 31, 2019. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of October 31, 2019 and January 31, 2019 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at October 31, 2019 and January 31, 2019.

The estimated fair values of our Notes were approximately $412 million and $400 million at October 31, 2019 and January 31, 2019, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of October 31, 2019, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $3.8 million. There were no observable price changes in our investments in privately-held companies and we did not recognize any impairments or other adjustments during the nine months ended October 31, 2019.

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

We held outstanding foreign currency forward contracts with notional amounts of $96.1 million and $123.0 million as of October 31, 2019 and January 31, 2019, respectively.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the term loan borrowings under a prior credit agreement, in February 2016 we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we paid interest at a fixed rate of 4.143% and received variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the prior credit agreement was terminated on June 29, 2017, the 2016 Swap agreement remained in effect until September 6, 2019, and served as an economic hedge to partially mitigate the risk of higher borrowing costs under our 2017 Credit Agreement resulting from increases in market interest rates. Settlements with the counterparty under the 2016 Swap occurred quarterly, and the 2016 Swap matured on September 6, 2019.

Prior to June 29, 2017, the 2016 Swap was designated as a cash flow hedge for accounting purposes. On June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the prior credit agreement, the 2016 Swap was no longer designated as a cash flow hedge for accounting purposes and, because occurrence of the specific forecasted variable cash flows which had been hedged by the 2016 Swap agreement was no longer probable, the $0.9 million fair value of the 2016 Swap at that date was reclassified from accumulated other comprehensive income (loss) into the condensed consolidated statement of operations as income within other income (expense), net. Ongoing changes in the fair value of the 2016 Swap agreement were recognized within other income (expense), net in the condensed consolidated statement of operations.

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap in September 2019, under which we pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty will occur on a quarterly basis, beginning on November 1, 2019. The 2018 Swap will terminate on June 29, 2024.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2019 and January 31, 2019 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2019	2019
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$531	$738
Not designated as hedging instruments	Prepaid expenses and other current assets	14	663
Interest rate swap agreements:
Not designated as hedging instrument	Prepaid expenses and other current assets	—	2,072
Total derivative assets		$545	$3,473

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$208	$1,830
Not designated as hedging instruments	Accrued expenses and other current liabilities	208	256
Interest rate swap agreements:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	1,840	122
Designated as a cash flow hedge	Other liabilities	11,244	3,906
Total derivative liabilities		$13,500	$6,114

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and nine months ended October 31, 2019 and 2018 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(960)	$(1,591)	$1,019	$(10,507)
Interest rate swap agreement	(2,759)	1,266	(9,317)	1,878
	$(3,719)	$(325)	$(8,298)	$(8,629)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$542	$(1,328)	$(397)	$(2,308)
Interest rate swap agreement	(261)	—	(261)	—
	$281	$(1,328)	$(658)	$(2,308)

For information regarding the line item locations of the net gains reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 9, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the $0.3 million of net unrealized gains recorded in our accumulated other comprehensive loss at October 31, 2019 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. Approximately $1.5 million of the $10.2 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at October 31, 2019 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2019 and 2018 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense), net	$(268)	$930	$508	$2,828
Interest rate swap agreement	Other income (expense), net	—	121	(48)	932
		$(268)	$1,051	$460	$3,760

13.	STOCK-BASED COMPENSATION

New Stock-Based Compensation Plan

On June 20, 2019, our stockholders approved the Verint Systems Inc. 2019 Long-Term Stock Incentive Plan (the “2019 Plan”). Upon approval of the 2019 Plan, additional awards are no longer permitted under our prior stock-based compensation plan (the “2017 Amended Plan”). Awards outstanding at June 20, 2019 under the 2017 Amended Plan or other previous stock-based compensation plans were not impacted by the approval of the 2019 Plan. Collectively, our stock-based compensation plans are referred to herein as the “Plans”.

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue - product	$424	$410	$1,246	$915
Cost of revenue - service and support	1,342	957	3,958	3,243
Research and development, net	2,988	2,746	8,925	7,294
Selling, general and administrative	13,805	12,482	42,084	39,057
Total stock-based compensation expense	$18,559	$16,595	$56,213	$50,509

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Restricted stock units and restricted stock awards	$16,615	$14,187	$49,471	$44,179
Stock bonus program and bonus share program	1,944	2,394	6,693	6,273
Total equity-settled awards	18,559	16,581	56,164	50,452
Phantom stock units (cash-settled awards)	—	14	49	57
Total stock-based compensation expense	$18,559	$16,595	$56,213	$50,509

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended October 31,
	2019		2018
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,777	$41.05	2,808	$41.18
Granted	1,600	$60.54	1,710	$43.11
Released	(1,402)	$40.52	(1,440)	$43.88
Forfeited	(184)	$44.52	(222)	$40.98
Ending balance	2,791	$52.41	2,856	$41.03

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2019, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the nine months ended October 31, 2019 and 2018 (these amounts are already included in the Award Activity Table above for 2019 and 2018):

	Nine Months Ended October 31,
(in thousands)	2019	2018
Beginning balance	512	506
Granted	286	228
Released	(245)	(139)
Forfeited	(31)	(83)
Ending balance	522	512

Excluding PSUs, we granted 1,314,000 RSUs during the nine months ended October 31, 2019.

As of October 31, 2019, there was approximately $99.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

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

Awards under the stock bonus program for the performance period ended January 31, 2019 consisted of shares earned in respect of employee and officer incentive plans, using a 15% discount, and were issued during the three months ended July 31, 2019.

The following table summarizes activity under the stock bonus program during the nine months ended October 31, 2019 and 2018 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Nine Months Ended October 31,
(in thousands)	2019	2018
Shares in lieu of cash bonus - granted and released (not included in Award Activity Table above)	97	19
Shares in respect of discount (included in Award Activity Table above):
Granted	16	—
Released	13	—

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

The combined accrued liabilities for the stock bonus program and the bonus share program were $6.4 million and $9.3 million at October 31, 2019 and January 31, 2019, respectively.

14. LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year. As of October 31, 2019, assets recorded under finance leases were $7.1 million and accumulated depreciation associated with finance leases was $0.5 million.

The components of lease expenses for the three and nine months ended October 31, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	October 31, 2019
Operating lease expenses	$7,469	$22,377
Finance lease expenses:
Amortization of right-of-use assets	129	382
Interest on lease liabilities	75	150
Total finance lease expenses	204	532
Variable lease expenses	2,047	5,965
Short-term lease expenses	257	695
Sublease income	(232)	(678)
Total lease expenses	$9,745	$28,891

Other information related to leases was as follows:

(dollars in thousands)	Nine Months Ended October 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,654
Operating cash flows from finance leases	150
Financing cash flows from finance leases	1,664
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,467
Finance leases	378
Weighted average remaining lease terms
Operating leases	6 years
Finance leases	3 years
Weighted average discount rates
Operating leases	5.6%
Finance leases	5.5%

Maturities of lease liabilities as of October 31, 2019 were as follows:

	October 31, 2019
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2020 (remainder of year)	$7,291	$366
2021	27,619	1,811
2022	22,481	1,616
2023	19,569	1,075
2024	18,068	115
Thereafter	43,853	—
Total future minimum lease payments	138,881	4,983
Less imputed interest	(22,454)	(363)
Total	$116,427	$4,620

Reported as of October 31, 2019:
Accrued expenses and other current liabilities	$22,264	$1,560
Operating lease liabilities	94,163	—
Other liabilities	—	3,060
Total	$116,427	$4,620

As of October 31, 2019, we had no material leases that have not yet commenced.

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

Following a second unsuccessful round of mediation in mid to late 2018, the proceedings resumed. The plaintiffs have filed a motion to amend the class certification motion and CTI has filed a corresponding motion to dismiss and a response. These motions are now before the court following a third unsuccessful round of mediation earlier this year.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three and nine months ended October 31, 2019 and 2018 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Revenue:
Customer Engagement
Segment revenue	$224,149	$201,448	$658,440	$593,556
Revenue adjustments	(6,213)	(3,981)	(21,973)	$(8,826)
	217,936	197,467	636,467	584,730
Cyber Intelligence
Segment revenue	106,931	106,540	328,115	314,880
Revenue adjustments	—	(24)	(151)	(93)
	106,931	106,516	327,964	314,787
Total revenue	$324,867	$303,983	$964,431	$899,517

Segment contribution:
Customer Engagement	$91,788	$79,593	$249,394	$225,154
Cyber Intelligence	28,000	29,193	86,861	74,964
Total segment contribution	119,788	108,786	336,255	300,118

Reconciliation of segment contribution to operating income:
Revenue adjustments	6,213	4,005	22,124	8,919
Shared support expenses	45,350	39,585	133,620	121,390
Amortization of acquired intangible assets	13,746	13,518	41,392	41,600
Stock-based compensation	18,559	16,595	56,213	50,509
Acquisition, integration, restructuring, and other unallocated expenses	6,103	1,413	23,346	7,017
Total reconciling items, net	89,971	75,116	276,695	229,435
Operating income	$29,817	$33,670	$59,560	$70,683

Our acquisition, integration, restructuring, and other unallocated expenses increased approximately $16.3 million from $7.0 million in the nine months ended October 31, 2018 to $23.3 million in the nine months ended October 31, 2019. The increase was primarily attributable to $7.8 million of professional fees related to a shareholder proxy contest that was settled during the three months ended July 31, 2019, and a $4.3 million change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $4.2 million in the nine months ended October 31, 2018 to a net expense of $0.1 million during the nine months ended October 31, 2019. This change in the fair value of our obligations under contingent consideration arrangements resulted from revised outlooks for achieving the performance targets set forth in several unrelated contingent consideration arrangements.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment. The allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, “Intangible Assets and Goodwill”.

17. SUBSEQUENT EVENTS

Separation of Businesses

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our shareholders (the “Spin-Off”) that is intended to be tax-free to our shareholders for U.S. federal income tax purposes. We expect to complete the Spin-Off shortly after the end of our next fiscal year ending January 31, 2021. The completion of the Spin-Off is subject to certain customary conditions, including final approval of our board of directors, receipt of tax opinions from counsel as well as rulings from the Internal Revenue Service and the Israeli Tax Authority with respect to the tax treatment to the Company and our shareholders, and effectiveness of a registration statement to be filed with the U.S. Securities and Exchange Commission. The Spin-Off is not expected to require a shareholder vote. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing. The separation structure is subject to change based upon various tax and regulatory factors.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we entered into an investment agreement with Valor Parent LP (the “Investor”), an affiliate of Apax Partners (“Apax”), a global leader in software investing. Under the terms of the agreement, the Investor will initially purchase $200 million of our Series A convertible preferred stock, which is expected to occur during the first quarter of our fiscal year ending January 31, 2021, subject to the satisfaction of certain customary closing conditions including the receipt of required regulatory and government approvals, with an initial conversion price of $53.50. The initial conversion price represents a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. Assuming completion of the Spin-Off described above, the Series A convertible preferred stock will not participate in the Spin-Off distribution of the shares of the company holding the Company’s Cyber Intelligence Solutions business, and instead, the conversion price will be adjusted based on the ratio of the trading prices of the two companies over a short period following the Spin-Off, subject to a collar. Shortly following the Spin-Off, the Investor will purchase, subject to certain conditions, up to $200 million of Series B convertible preferred stock in the Company, as the entity holding the Customer Engagement Solutions business. The Series B convertible preferred stock will be convertible at a conversion price that is 100% of the average of the volume-weighted average price per share of our common stock for the 20 consecutive trading days immediately following the consummation of the Spin-Off, subject to a collar on the minimum and maximum enterprise value of the Company post consummation of the Spin-Off. Each series is mandatorily convertible into common stock beginning three years after issuance under certain conditions, and redeemable for cash at our option six years after issuance and at the option of the holder 8.5 years after issuance. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis will be approximately 5%. Following completion of the Spin-Off, and assuming completion of the Series B investment, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%.

The Series A and Series B convertible preferred stock (together, the “Preferred Stock”) will have a liquidation preference of $1,000 per share. Dividends on the Preferred Stock will accrue at the rate of 5.2% per annum until the 48-month anniversary of the closing of the Series A preferred stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash, and holders of the Preferred Stock will be entitled to vote with the holders of common stock on an as-converted basis. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The applicable dividend rate is subject to increase (i) to 6.0% per annum in the event the number of shares of common stock into which the Preferred Stock could be converted exceeds 19.9% of the voting power of outstanding common stock on the closing of the Series A investment (unless the Company obtains shareholder approval of the issuance of common stock upon conversion of the Preferred Stock) and (ii) by 1.0% each year, up to a maximum dividend rate of 10.0% per annum, in the event we fail to satisfy our obligations to redeem the Preferred Stock in specified circumstances. Holders of the Preferred Stock will have customary demand and piggyback registration rights in respect of the shares of common stock issuable upon conversion of the Preferred Stock.

The Investor has agreed to restrictions on its ability to dispose of shares of the Preferred Stock until the earlier to occur of (1) the 36-month anniversary of the closing of the Series A investment or (2) the 24-month anniversary of the consummation of the Spin-Off. The Investor has also agreed to restrictions on its ability to dispose of the common stock issued upon conversion of the Preferred Stock until the earlier to occur of (1) the 12-month anniversary of the consummation of the Spin-Off or (2) the 24-month anniversary of the closing of the Series A investment.

We intend to use the proceeds from the initial Series A investment in connection with the share repurchase plan described below, and for general corporate purposes. We are currently evaluating the accounting and tax treatment and consolidated financial statement disclosures related to these Preferred Stock investments.

Share Repurchase Program

On December 4, 2019, we announced that our board of directors had authorized a new share repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021 (on or shortly before the closing of the planned Spin-Off described above). Repurchases are expected to be financed with the proceeds of the Series A investment described above and available cash, including possible borrowings under our revolving credit facility. We may utilize a number of different methods to effect the repurchases, including but not limited to, open market purchases and accelerated share repurchases, and some of the repurchases may be made through Rule 10b5-1 plans. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash available in the U.S. and other potential uses of cash. The program may be extended, suspended or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock.

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

Overview

Recent Development - Separation of Businesses

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our shareholders (the “Spin-Off”) that is intended to be tax-free to our shareholders for U.S. federal income tax purposes. We expect to complete the Spin-Off shortly after the end of our next fiscal year ending January 31, 2021. We believe the two independent, publicly traded companies will both benefit from the separation and be well positioned to pursue their own strategies, drive opportunities to accelerate growth and extend their market leadership. The separation will make it easier for investors to evaluate and make independent investment decisions in each business. We believe that both our businesses are leaders in their respective markets and the separation will enable them to achieve even better performance over the long term as a result of having separate boards of directors with further differentiated skillsets to support tailored strategic plans; specific incentive programs more closely aligned with standalone business performance; capital structures tailored to the unique characteristics of each business; and enhanced appeal to a broader set of investors suited to the strategic and financial characteristics of each company.

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest R&D teams focused on actionable intelligence consisting of approximately 1,900 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, unstructured data analytics, predictive analytics, and automation.

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

•
Modernizing Customer Engagement IT Platforms. Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. We see a general market shift from on premises to cloud solutions, including both in new software deployments as well as in conversion of existing deployments. The shift is preceding at different paces in different areas of our portfolio and market, however, it is now evident in legacy product areas and with large customers. Organizations which are at different stages of migrating to the cloud and other modernization initiatives are also looking for vendors that can help them evolve customer engagement at their own pace with minimal disruption to their operations.

•
Automating Customer Engagement Operations. Many organizations are seeking solutions that incorporate machine learning and analytics to reduce manual work and increase workforce efficiency through automation. They also seek to empower their customers with self-service backed by AI-powered bots and human/bot collaboration, to elevate the customer experience in a fast, personalized way.

Cyber Intelligence

•
Security Threats Becoming Increasingly Pervasive, Rapid and Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more difficult and complicated to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that can help them capture and analyze data from multiple sources to effectively and efficiently address the challenge of increased sophistication and complexity. Organizations are also seeking faster solution deployments and more frequent technology refreshes to keep pace with evolving threats, driving demand for more productized software solutions.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2019.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$324,867	$303,983	$964,431	$899,517
Operating income	$29,817	$33,670	$59,560	$70,683
Net income attributable to Verint Systems Inc.	$11,681	$18,920	$23,815	$38,685
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.17	$0.29	$0.36	$0.60
Diluted	$0.17	$0.29	$0.35	$0.59

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Our revenue increased approximately $20.9 million, or 7%, to $324.9 million in the three months ended October 31, 2019 from $304.0 million in the three months ended October 31, 2018. The increase consisted of a $16.2 million increase in service and support revenue and a $4.7 million increase in product revenue. In our Customer Engagement segment, revenue increased $20.5 million, or approximately 10%, from $197.4 million in the three months ended October 31, 2018 to $217.9 million in the three months ended October 31, 2019. The increase consisted of an $12.0 million increase in service and support revenue and a $8.5 million increase in product revenue. In our Cyber Intelligence segment, revenue increased approximately $0.4 million, from $106.5 million in the three months ended October 31, 2018 to $106.9 million in the three months ended October 31, 2019. The increase consisted of a $4.2 million increase in service and support revenue and a $3.8 million decrease in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 54%, 27%, and 19% of our total revenue, respectively, in the three months ended October 31, 2019, compared to approximately 55%, 26%, and 19%, respectively, in the three months ended October 31, 2018. Further details of changes in revenue are provided below.

We reported operating income of $29.8 million in the three months ended October 31, 2019 compared to operating income of $33.7 million in the three months ended October 31, 2018.  The decrease in operating income was primarily due to a $22.8 million increase in operating expenses, from $159.1 million to $181.9 million, partially offset by an $18.9 million increase in gross profit, from $192.7 million to $211.6 million. The increase in operating expenses consisted of a $16.4 million increase in selling, general and administrative expenses, a $6.1 million increase in net research and development expenses, and a $0.2 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $11.7 million, and diluted net income per common share was $0.17, in the three months ended October 31, 2019 compared to net income attributable to Verint Systems Inc. of $18.9 million, and diluted net income per common share of $0.29, in the three months ended October 31, 2018. The decrease in net income and diluted net income per common share in the three months ended October 31, 2019 was primarily due to a $3.9 million decrease in operating income described above and a $3.6 million increase in provision from income taxes, partially offset by a $0.3 million decrease in total other expense, net. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended October 31, 2019 to average exchange rates for the three months ended October 31, 2018, the U.S. dollar strengthened relative to the British pound sterling, euro, Australian dollar, and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended October 31, 2019, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2018, our revenue would have been approximately $2.9 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $2.1 million higher, which would have resulted in a $0.8 million increase in our operating income.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Our revenue increased approximately $64.9 million, or 7%, to $964.4 million in the nine months ended October 31, 2019 from $899.5 million in the nine months ended October 31, 2018. The increase consisted of a $62.0 million increase in service and support revenue and a $2.9 million increase in product revenue. In our Customer Engagement segment, revenue increased $51.7 million, or approximately 9%, from $584.7 million in the nine months ended October 31, 2018 to $636.4 million in the nine months ended October 31, 2019. The increase consisted of a $38.7 million increase in service and support revenue and a $13.0 million increase in product revenue. In our Cyber Intelligence segment, revenue increased approximately $13.2 million, or 4%, from $314.8 million in the nine months ended October 31, 2018 to $328.0 million in the nine months ended October 31, 2019. The increase consisted of a $23.3 million increase in service and support revenue, partially offset by a $10.1 million decrease in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and in APAC regions represented approximately 53%, 28%, and 19% of our total revenue, respectively, in the nine months ended October 31, 2019, compared to approximately 53%, 26%, and 21%, respectively, in the nine months ended October 31, 2018. Further details of changes in revenue are provided below.

We reported operating income of $59.6 million in the nine months ended October 31, 2019, compared to operating income of $70.7 million in the nine months ended October 31, 2018.  The decrease in operating income was primarily due to a $70.8 million increase in operating expenses, from $490.2 million to $561.0 million, partially offset by $59.6 million increase in gross profit, from $560.9 million to $620.5 million. The increase in operating expenses consisted of a $52.8 million increase in selling, general and administrative expenses, a $17.5 million increase in net research and development expenses, and a $0.4 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $23.8 million, and diluted net income per common share was $0.35, in the nine months ended October 31, 2019 compared to net income attributable to Verint Systems Inc. of $38.7 million, and a net income per common share of $0.59, in the nine months ended October 31, 2018. The decrease in net income and diluted net income per common share in the nine months ended October 31, 2019 was primarily due to an $11.1 million decrease in operating income described above, a $2.0 million increase in net income attributable to our noncontrolling interests, and a $4.0 million increase in provision for income taxes, partially offset by a $2.2 million decrease in total other expense, net. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the nine months ended October 31, 2019 to average exchange rates for the nine months ended October 31, 2018, the U.S. dollar strengthened relative to the euro, British pound sterling, Australian dollar, Brazilian real, Singapore dollar, and our hedged Israeli shekel rate resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the nine months ended October 31, 2019, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2018, our revenue would have been approximately $11.9 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $11.1 million higher, which would have resulted in a $0.8 million increase in our operating income.

As of October 31, 2019, we employed approximately 6,400 professionals, including part-time employees and certain contractors, as compared to approximately 5,700 at October 31, 2018.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Customer Engagement	$217,936	$197,467	10%	$636,467	$584,730	9%
Cyber Intelligence	106,931	106,516	—%	327,964	314,787	4%
Total revenue	$324,867	$303,983	7%	$964,431	$899,517	7%

Customer Engagement Segment

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Customer Engagement revenue increased approximately $20.5 million, or 10%, from $197.4 million in the three months ended October 31, 2018 to $217.9 million in the three months ended October 31, 2019. The increase consisted of a $12.0 million increase in service and support revenue and an $8.5 million increase in product revenue. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continued to see positive demand from customers across our portfolio of cloud-based solutions and a slight increase in support revenue. Over time, we expect support revenue will continue to decrease as a percentage of total recurring revenue as we continue to focus on increasing cloud revenue as a key strategic priority. The increase in product revenue was primarily due to an increase in recurring revenue, as we recognized revenue on several large, multi-year unbundled SaaS contracts during the current period. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on premises to cloud solutions.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Customer Engagement revenue increased approximately $51.7 million, or 9%, from $584.7 million in the nine months ended October 31, 2018 to $636.4 million in the nine months ended October 31, 2019. The increase consisted of a $38.7 million increase in service and support revenue and a $13.0 million increase in product revenue. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continued to see positive demand from customers across our portfolio of cloud-based solutions and, to a lesser extent, an increase in support revenue. Over time, we expect support revenue will continue to decrease as a percentage of total recurring revenue as we continue to focus on increasing cloud revenue as a key strategic priority. The increase in product revenue was primarily due to an increase in recurring revenue, as we recognized revenue on several large, multi-year unbundled SaaS contracts during the current period, and the recognition of a large nonrecurring license arrangement executed during the nine months ended October 31, 2019 with no comparable transaction in the prior period. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on premises to cloud solutions.

Cyber Intelligence Segment

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Cyber Intelligence revenue increased approximately $0.4 million, from $106.5 million in the three months ended October 31, 2018 to $106.9 million in the three months ended October 31, 2019. The increase consisted of a $4.2 million increase in service and support revenue, partially offset by a $3.8 million decrease in product revenue. The increase in service and support revenue was primarily attributable to an increase in support and professional services revenue from existing customers, partially offset by a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the percentage of completion (“POC”) method. The decrease in product revenue was primarily due to a decrease in product deliveries, including a reduction in pass-through hardware revenue, partially offset by an increase in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Cyber Intelligence revenue increased approximately $13.2 million, or 4%, from $314.8 million in the nine months ended October 31, 2018 to $328.0 million in the nine months ended October 31, 2019. The increase consisted of a $23.3 million increase in service and support revenue, partially offset by a $10.1 million decrease in product revenue. The increase in service and support revenue was primarily attributable to an increase in support and professional services revenue from existing customers. The decrease in product revenue was primarily due to a decrease in product deliveries, including a reduction in pass-through hardware revenue, and the recognition of a long-term customization project that was recognized upon customer acceptance in the nine months ended October 31, 2018, partially offset by an increase in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method.

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

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, initial and renewal support, project management, hosting services, cloud deployments, SaaS, managed services, product warranties, and business advisory consulting and training services.

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Product revenue	$116,331	$111,670	4%	$330,538	$327,576	1%
Service and support revenue	208,536	192,313	8%	633,893	571,941	11%
Total revenue	$324,867	$303,983	7%	$964,431	$899,517	7%

Product Revenue

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Product revenue increased approximately $4.6 million, or 4%, from $111.7 million for the three months ended October 31, 2018 to $116.3 million for the three months ended October 31, 2019, resulting from an $8.4 million increase in our Customer Engagement segment, partially offset by a $3.8 million decrease in our Cyber Intelligence segment.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Product revenue increased approximately $2.9 million, or 1%, from $327.6 million for the nine months ended October 31, 2018 to $330.5 million for the nine months ended October 31, 2019, resulting from a $13.0 million increase in our Customer Engagement segment, partially offset by a $10.1 million decrease in our Cyber Intelligence segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Service and support revenue increased approximately $16.2 million, or 8%, from $192.3 million for the three months ended October 31, 2018 to $208.5 million for the three months ended October 31, 2019. This increase was the result of a $12.0 million increase in our Customer Engagement segment and a $4.2 million increase in our Cyber Intelligence segment.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Service and support revenue increased approximately $62.0 million, or 11%, from $571.9 million for the nine months ended October 31, 2018 to $633.9 million for the nine months ended October 31, 2019. This increase was the result of a $38.7 million increase in our Customer Engagement segment and a $23.3 million increase in our Cyber Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Cost of product revenue	$30,533	$33,124	(8)%	$88,077	$100,917	(13)%
Cost of service and support revenue	76,771	72,182	6%	237,562	218,842	9%
Amortization of acquired technology	5,968	5,933	1%	18,262	18,879	(3)%
Total cost of revenue	$113,272	$111,239	2%	$343,901	$338,638	2%

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

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Cost of product revenue decreased approximately $2.6 million, or 8%, from $33.1 million in the three months ended October 31, 2018 to $30.5 million in the three months ended October 31, 2019, primarily due to a decreased cost of product revenue in our Cyber Intelligence segment, driven primarily by a corresponding decrease in Cyber Intelligence product revenue as discussed above and a reduction in the amount of pass-through hardware reselling activity. Our overall product gross margins increased to 74% in the three months ended October 31, 2019 from 70% in the three months ended October 31, 2018. Product gross margins in our Cyber Intelligence segment increased from 61% in the three months ended October 31, 2018 to 64% in the three months ended October 31, 2019, primarily due to a change in product mix, a reduction in the amount of pass-through hardware reselling activity, and the timing of hardware deliveries related to certain long-term projects, for which fulfillment costs are recognized upon delivery but the associated revenue is recognized over time using the POC method. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold and the timing of hardware deliveries related to POC revenue. Product gross margins in our Customer Engagement segment increased from 83% in the three months ended October 31, 2018 to 86% in the three months ended October 31, 2019, primarily due to a change in product mix.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Cost of product revenue decreased approximately $12.8 million, or 13%, from $100.9 million in the nine months ended October 31, 2018 to $88.1 million in the nine months ended October 31, 2019 primarily due to decreased cost of product revenue in our Cyber Intelligence segment, driven primarily by a corresponding decrease in Cyber Intelligence product revenue as discussed above and a reduction in the amount of pass-through hardware reselling activity. Our overall product gross margins increased to 73% in the nine months ended October 31, 2019 from 69% in the nine months ended October 31, 2018. Product gross margins in our Cyber Intelligence segment increased from 58% in the nine months ended October 31, 2018 to 65% in the nine months ended October 31, 2019, primarily due to a change in product mix, a reduction in the amount of pass-through hardware reselling activity, and the timing of hardware deliveries related to certain long-term projects, for which fulfillment costs are recognized upon delivery but the associated revenue is recognized over time using the POC method. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold and the timing of hardware deliveries related to POC revenue. Product gross margins in our Customer Engagement segment increased from 83% in the nine months ended October 31, 2018 to 85% in the nine months ended October 31, 2019, primarily due to a change in product mix.

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

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Cost of service and support revenue increased approximately $4.6 million, or 6%, from $72.2 million in the three months ended October 31, 2018 to $76.8 million in the three months ended October 31, 2019. The increase was primarily due to increased employee compensation and related expenses as a result of additional services employee headcount to support the delivery of our services and support revenue and an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins increased from 62% in the three months ended October 31, 2018 to 63% in the three months ended October 31, 2019.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Cost of service and support revenue increased approximately $18.8 million, or 9%, from $218.8 million in the nine months ended October 31, 2018 to $237.6 million in the nine months ended October 31, 2019. The increase was primarily due to increased employee compensation and related expenses as a result of additional services employee headcount to support the delivery of our services and support revenue and an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins increased from 62% in the nine months ended October 31, 2018 to 63% in the nine months ended October 31, 2019.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Amortization of acquired technology increased approximately $0.1 million, or 1%, from $5.9 million in the three months ended October 31, 2018 to $6.0 million in the three months ended October 31, 2019. The increase was attributable to amortization expense associated with recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Amortization of acquired technology decreased approximately $0.6 million, or 3%, from $18.9 million in the nine months ended October 31, 2018 to $18.3 million in the nine months ended October 31, 2019. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Research and development, net	$57,694	$51,587	12%	$173,548	$155,993	11%

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Research and development, net increased approximately $6.1 million, or 12%, from $51.6 million in the three months ended October 31, 2018 to $57.7 million in the three months ended October 31, 2019. The increase was primarily due to a $5.9 million increase in employee compensation and related expenses as a result of increased investment in R&D headcount, a $2.9 million increase in R&D contractor expenses primarily related to our Cyber Intelligence segment, and a $0.2 million increase in stock-based compensation expenses, partially offset by a $3.2 million increase in capitalized software development costs in the three months ended October 31, 2019 compared to the three months ended October 31, 2018.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Research and development, net increased approximately $17.5 million, or 11%, from $156.0 million in the nine months ended October 31, 2018 to $173.5 million in the nine months ended October 31, 2019. The increase was primarily due to a $16.9 million increase in employee compensation and related expenses as a result of increased investment in R&D headcount, a $3.7 million increase in R&D contractor expenses primarily related to our Cyber Intelligence segment, a $1.6 million increase in stock-based compensation expenses as a result of a change in R&D employee bonus payment structure, and a $1.3 million increase in software subscription expenses related to internal-use software, partially offset by a $6.4 million increase in capitalized software development costs in the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018.

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

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Selling, general and administrative	$116,306	$99,902	16%	$364,292	$311,482	17%

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Selling, general and administrative expenses increased approximately $16.4 million, or 16%, from $99.9 million in the three months ended October 31, 2018 to

$116.3 million in the three months ended October 31, 2019. This increase was primarily attributable to an $8.2 million increase in employee compensation expense due to increased headcount, including due to recent acquisitions, a $1.8 million increase in legal fees, a $1.6 million increase in software subscription expenses related to internal-use software, a $1.5 million increase in professional fees related to the planned separation of our businesses (as discussed in “Overview” above), a $1.3 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price and an increase in number of participants due to recent acquisitions, a $1.1 million increase in depreciation expense on fixed assets used for general administration purposes, and a $0.5 million increase in facility expenses as a result of recent acquisitions. These increases were partially offset by a $0.8 million decrease due to the change in fair value of our obligations under contingent consideration arrangements, from a net expense of $0.5 million in the three months ended October 31, 2018 to a net benefit of $0.3 million during the three months ended October 31, 2019, as a result of revised outlooks for achieving the performance targets set forth in several unrelated contingent consideration arrangements.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Selling, general and administrative expenses increased approximately $52.8 million, or 17%, from $311.5 million in the nine months ended October 31, 2018 to $364.3 million in the nine months ended October 31, 2019. This increase was primarily attributable to a $25.2 million increase in employee compensation expenses due to increased headcount as a result of recent acquisitions, a $7.8 million increase in professional fees related to a shareholder proxy contest that was settled during the three months ended July 31, 2019, a $4.0 million increase in software subscription expenses related to internal-use software, a $3.0 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price and an increase in number of participants due to recent acquisitions, a $2.9 million increase in marketing expenses, a $2.3 million increase in facility expenses as a result of recent acquisitions, a $2.1 million increase in depreciation expense on fixed assets used for general administration purposes, a $1.7 million increase in professional fees related to the planned separation of our businesses (as discussed in “Overview” above), and a $1.5 million increase as a result of an increase in the use of contractors for corporate support activities. Selling, general, and administrative expense was also impacted by a $4.3 million increase due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $4.2 million in the nine months ended October 31, 2018 to a net expense of $0.1 million during the nine months ended October 31, 2019, as a result of revised outlooks for achieving the performance targets set forth in several unrelated contingent consideration arrangements. These increases were partially offset by a $4.0 million decrease in legal fees primarily associated with acquisition activity.

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

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Amortization of other acquired intangible assets	$7,778	$7,585	3%	$23,130	$22,721	2%

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Amortization of other acquired intangible assets increased approximately $0.2 million, or 3%, from $7.6 million in the three months ended October 31, 2018 to $7.8 million in the three months ended October 31, 2019. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Amortization of other acquired intangible assets increased approximately $0.4 million, or 2%, from $22.7 million in the nine months ended October 31, 2018 to $23.1 million in the nine months ended October 31, 2019. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Interest income	$1,404	$1,319	6%	$4,517	$3,246	39%
Interest expense	(10,102)	(8,686)	16%	(30,143)	(27,670)	9%
Other income (expense):
Foreign currency gains (losses), net	1,531	(1,458)	(205)%	1,119	(5,372)	(121)%
(Losses) gains on derivatives	(268)	1,051	(125)%	460	3,760	(88)%
Other, net	(181)	(82)	121%	(378)	(582)	(35)%
Total other income (expense), net	1,082	(489)	(321)%	1,201	(2,194)	(155)%
Total other expense, net	$(7,616)	$(7,856)	(3)%	$(24,425)	$(26,618)	(8)%

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Total other expense, net, decreased by $0.3 million from $7.9 million in the three months ended October 31, 2018 to $7.6 million in the three months ended October 31, 2019.

Interest expense increased from $8.7 million in the three months ended October 31, 2018 to $10.1 million in the three months ended October 31, 2019 primarily due to a $1.0 million reversal of accrued interest related to a legal matter that was settled in the three months ended October 31, 2018 and higher interest rates on outstanding borrowings.

We recorded $1.5 million of net foreign currency gains in the three months ended October 31, 2019 compared to $1.5 million of net foreign currency losses in the three months ended October 31, 2018. Foreign currency gains in the three months ended October 31, 2019 resulted primarily from the weakening of the U.S. dollar against the British pound sterling from July 31, 2019 to October 31, 2019, resulting in foreign currency gains on U.S. dollar-denominated net liabilities in certain entities, which use the British pound sterling functional currency.

In the three months ended October 31, 2019, there were net losses on derivative financial instruments of $0.3 million, compared to net gains of $1.1 million on such instruments for the three months ended October 31, 2018. The net losses in the current period primarily reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Total other expense, net, decreased by $2.2 million from $26.6 million in the nine months ended October 31, 2018 to $24.4 million in the nine months ended October 31, 2019.

Interest expense increased from $27.7 million in the nine months ended October 31, 2018 to $30.1 million in the nine months ended October 31, 2019 primarily due to higher interest rates on outstanding borrowings and a $1.0 million reversal of accrued interest related to a legal matter that was settled in the three months ended October 31, 2018.

We recorded $1.1 million of net foreign currency gains in the nine months ended October 31, 2019 compared to $5.4 million of net foreign currency losses in the nine months ended October 31, 2018. Foreign currency gains in the nine months ended October 31, 2019 resulted primarily from the weakening of the U.S. dollar against the British pound sterling, and in particular during the three months ended October 31, 2019, resulting in foreign currency gains on U.S. dollar-denominated net liabilities in certain entities, which use the British pound sterling functional currency.

In the nine months ended October 31, 2019, there were net gains on derivative financial instruments of $0.5 million, compared to net gains of $3.8 million on such instruments for the nine months ended October 31, 2018. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Provision for Income Taxes

The following table sets forth our benefit from income taxes for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2019	2018	2019-2018	2019	2018	2019-2018
Provision for income taxes	$9,218	$5,601	65%	$6,120	$2,153	184%

Three Months Ended October 31, 2019 compared to Three Months Ended October 31, 2018. Our effective income tax rate was 41.5% for the three months ended October 31, 2019, compared to an effective income tax rate of 21.7% for the three months ended October 31, 2018.

For the three months ended October 31, 2019, the income tax rate no longer reflects the impact of a valuation allowance related to U.S. federal tax. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and limitations on certain tax deductions, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $9.2 million on pre-tax income of $22.2 million, which represented an effective income tax rate of 41.5%.

For the three months ended October 31, 2018, the pre-tax income in domestic and foreign jurisdictions where we maintained valuation allowances and did not record tax provisions was significantly lower than the pre-tax income in jurisdictions where we recorded tax provisions. The result was an income tax provision of $5.6 million on a pre-tax income of $25.8 million, which represented an effective income tax rate of 21.7%.

Nine Months Ended October 31, 2019 compared to Nine Months Ended October 31, 2018. Our effective income tax rate was 17.4% for the nine months ended October 31, 2019, compared to an effective income tax rate of 4.9% for the nine months ended October 31, 2018. For the nine months ended October 31, 2019, the income tax rate no longer reflects the impact of a valuation allowance related to U.S. federal tax. The effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to a net tax benefit of $6.7 million recorded in our second quarter in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction and the impact of U.S. taxation of certain foreign activities and limitations on certain tax deductions, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $6.1 million on pre-tax income of $35.1 million, which represented an effective income tax rate of 17.4%. Excluding the income tax benefit attributable to the audit settlement, the result was an income tax provision of $12.8 million and an effective tax rate of 36.5%.

For the nine months ended October 31, 2018, the pre-tax losses in domestic and foreign jurisdictions where we maintained valuation allowances and did not record tax benefits were significantly less than the pre-tax income in jurisdictions where we recorded tax provisions. In addition, in connection with an acquisition in our Customer Engagement segment in our second quarter, we reduced the valuation allowance on our U.S. federal and certain state deferred income tax assets resulting in a discrete income tax benefit of $7.3 million. The result was an income tax provision of $2.2 million on pre-tax income of $44.1 million, which represented an effective income tax rate of 4.9%. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $9.5 million and an effective tax rate of 21.5%.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that Valor Parent LP (the “Investor”), an affiliate of Apax Partners (“Apax”) will make an investment in us in an amount of up to $400 million, subject to customary closing conditions including the receipt of required regulatory and government approvals. Under the terms of the agreement, the Investor will initially purchase $200 million of our Series A convertible preferred stock, which is expected to occur during the first quarter of our fiscal year ending January 31, 2021, with an initial conversion price of $53.50. The initial conversion price represents a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. Assuming completion of the Spin-Off described above, the Series A convertible preferred stock will not participate in the Spin-Off distribution of the shares of the company holding the Company’s Cyber Intelligence Solutions business, and instead, the conversion price will be adjusted based on the ratio of the trading prices of the two companies over a short period following the Spin-Off, subject to a collar. Shortly following the Spin-Off, the Investor will purchase, subject to certain conditions, up to $200 million of Series B convertible preferred stock in the Company, as the entity holding the Customer Engagement Solutions business. The Series B convertible preferred stock will be convertible at a conversion price that is 100% of the average of the volume-weighted average price per share of the common stock for the 20 consecutive trading days immediately following the consummation of the Spin-off, subject to a collar on the minimum and maximum enterprise value of the Company post consummation of the Spin-Off. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis will be approximately 5%. Following completion of the Spin-Off and assuming the issuance of the Series B preferred stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. The convertible preferred stock will pay dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A preferred stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. We intend to use the proceeds from the initial Apax investment in connection with the stock repurchase program (as described below under “Liquidity and Capital Resources Requirements”) that we announced on December 4, 2019, and for general corporate purposes. Please refer to Note 17, “Subsequent Events” to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service and periodically for business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is sufficient to support our current business operations, including debt service, capital expenditure requirements, and in connection with the Apax investment described above, dividends on the convertible preferred stock.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”). Further discussion of our 2017 Credit Agreement and 2018 Amendment appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $51 million and $90 million of net cash expended for business acquisitions during the nine months ended October 31, 2019 and year ended January 31, 2019, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $393.2 million and $399.4 million as of October 31, 2019 and January 31, 2019, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $28.4 million and $23.1 million, at October 31, 2019 and January 31, 2019, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of October 31, 2019 and withholding taxes of $15.0 million accrued as of October 31,

2019, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2019 and January 31, 2019:

	October 31,	January 31,
(in thousands)	2019	2019
Cash and cash equivalents	$412,838	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	24,185	42,262
Short-term investments	13,973	32,329
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$450,996	$444,566
Total debt, including current portions	$789,420	$782,128

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and in connection with the Apax investment described above, dividends on the convertible preferred stock, we expect that our primary usage of cash will be for business combinations. However, if we do not identify desirable business combinations, we will consider using our excess cash to repurchase shares (subject to the terms of our 2017 Credit Agreement and convertible preferred stock to be issued in connection with the Apax investment) or to repay outstanding indebtedness.

Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended October 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$136,470	$131,650
Net cash used in investing activities	(69,311)	(119,446)
Net cash used in financing activities	(34,281)	(16,566)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,251)	(3,864)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$31,627	$(8,226)

Our operating activities generated $136.5 million of cash during the nine months ended October 31, 2019, which was partially offset by $103.6 million of net cash used in combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $136.5 million of net cash during the nine months ended October 31, 2019, compared to $131.7 million generated during the nine months ended October 31, 2018. The increase in operating cash flow in the current period was primarily due to a $4.1 million increase in net income adjusted for non-cash items to reconcile net income to net cash provided by operations and a slight favorable impact on operating cash flow from changes in operating assets and liabilities, primarily driven by the timing of receipts of payments from customers.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2019, our investing activities used $69.3 million of net cash, including $51.5 million of net cash utilized for business acquisitions and $40.8 million of payments for property, equipment and capitalized software development costs, partially offset by $18.2 million of net sales and maturities of short-term investments and $4.8 million of net cash provided by other investing activities, consisting primarily of settlements of derivative instruments and a net decrease in restricted bank time deposits during the period. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the nine months ended October 31, 2018, our investing activities used $119.4 million of net cash, including $27.4 million of net cash utilized for a business acquisition, $27.7 million of payments for property, equipment, and capitalized software development costs, $43.2 million of net purchases of short-term investments, and $21.1 million of net cash used in other investing activities, consisting primarily of a net increase in restricted bank time deposits during the period.

We had no significant commitments for capital expenditures at October 31, 2019.

Net Cash Used in Financing Activities

For the nine months ended October 31, 2019, our financing activities used $34.3 million of net cash, the most significant portions of which were payments of $6.0 million related to deferred purchase price of a prior period business combination, $22.0 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $4.7 million repayments of borrowings and other financing obligations, $0.9 million of distributions and dividends to a noncontrolling shareholder of one of our subsidiaries, and $0.5 million of payments to repurchase treasury stock.

For the nine months ended October 31, 2018, our financing activities used $16.6 million of net cash, the most significant portions of which were payments of $10.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $4.3 million repayments of borrowings and other financing obligations, and a $0.8 million dividend payment to a noncontrolling shareholder of one of our subsidiaries.

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

On December 4, 2019, we announced that our board of directors had authorized a new share repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021 (on or shortly before the closing of the planned Spin-Off described above). Please refer to Note 17, “Subsequent Events” to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding this share repurchase program.

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

As of October 31, 2019, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2019, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2019, no Warrants had been exercised and all Warrants remained outstanding.

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

As of October 31, 2019, the interest rate on the 2017 Term Loan was 4.15%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.32% at October 31, 2019. As of January 31, 2019, the interest rate on the 2017 Term Loan was 4.52%.

In February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on the term loans under our prior credit agreement, under which we paid interest at a fixed rate of 4.143% and received variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”).

Although the prior credit agreement was terminated on June 29, 2017, the 2016 Swap remained in effect until September 6, 2019, and served as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. Effective June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the prior credit agreement, the 2016 Swap was no longer formally designated as a cash flow hedge for accounting purposes, and therefore subsequent settlements were reported within other income (expense), net on the condensed consolidated statement of operations, not within interest expense. The 2016 Swap matured on September 6, 2019.

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap, under which we pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty will occur on a quarterly basis, beginning on November 1, 2019. The 2018 Swap will terminate on June 29, 2024.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At October 31, 2019, our Leverage Ratio was approximately 2.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

We believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2019.

Please refer to Note 17, “Subsequent Events” to our condensed consolidated financial statements included under Part I, Item 1 of this report for information regarding dividends on expected issuances of convertible preferred stock.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2019, we made $29.7 million of payments under contingent consideration arrangements. As of October 31, 2019, potential future cash payments and earned consideration expected to be paid subsequent to October 31, 2019 under contingent consideration arrangements total $128.2 million, the estimated fair value of which was $36.9 million, including $20.9 million reported in accrued expenses and other current liabilities, and $16.0 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of October 31, 2019, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2019 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt”, we believe that our market risk profile did not materially change during the nine months ended October 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2019. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our plan to separate into two independent publicly traded companies by means of a spin-off of our Cyber Intelligence Solutions business is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and distraction, which could disrupt or adversely affect our business.

On December 4, 2019, we announced plans to separate into two independent publicly traded companies by means of a proposed spin-off of our Cyber Intelligence Solutions business (the “Spin-Off’). In the Spin-Off, we will distribute shares of a company holding our Cyber Intelligence Solutions business to our stockholders.

The Spin-Off, which is currently expected to be completed shortly after the end of our next fiscal year ending January 31, 2021, is subject to certain conditions, including final approval by our Board of Directors, as well as other conditions such as completion of all necessary filings under the U.S. securities laws; receipt by our Board of Directors of one or more opinions from an independent valuation firm confirming the solvency and financial viability of each of our Cyber Intelligence Solutions business and Customer Engagement Solutions business immediately after the completion of the distribution in a form acceptable to us; receipt of an opinion regarding the qualification of the distribution as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the “Code”) to our stockholders; the absence of any legal impediments prohibiting the distribution; and the satisfaction or waiver of certain conditions. The failure to satisfy all of the required conditions could delay the completion of the Spin-Off for a significant period of time or prevent it from occurring at all.

Unanticipated developments, including changes in the competitive conditions of our markets, possible delays in obtaining various tax opinions or rulings, negotiating challenges, the uncertainty of the financial markets, changes in the law, and challenges in executing the separation of the two businesses, could delay or prevent the completion of the Spin-Off, or cause the Spin-Off to occur on terms or conditions that are different or less favorable than expected. Any changes to the Spin-Off or delay in completing the Spin-Off could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the Spin-Off. No assurance can be given as to whether and when the Spin-Off will occur.

We have incurred expenses in connection with the Spin-Off, and expect that the process of completing the Spin-Off will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Spin-Off is not completed. Executing the Spin-Off will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results, and results of operations. We may also experience increased difficulties in attracting, retaining, and motivating employees during the pendency of the Spin-Off and following its completion, which could harm our businesses. In addition, if the Spin-Off is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional fees.

Any of the above factors could cause the Spin-Off (or the failure to execute the Spin-Off) to have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

The Spin-Off may not achieve the anticipated benefits and will expose us to new risks.

We may not realize the anticipated strategic, financial, operational, or other benefits from the Spin-Off. We cannot predict with certainty when the benefits expected from the Spin-Off will occur or the extent to which they will be achieved. If the Spin-Off is completed, our operational and financial profile will change and we will face new risks. As independent, publicly traded companies, our Cyber Intelligence Solutions business and Customer Engagement Solutions business will each be smaller, less-diversified companies and may be more vulnerable to changing market conditions. There is no assurance that following the Spin-Off each separate company will be successful. The announcement and/or completion of the Spin-Off may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations.

The announcement and/or completion of the Spin-Off may cause some investors to sell shares of the Company or of one or both of the resulting companies creating greater volatility in the trading of the shares of such companies and potentially causing their market prices to decline. We expect the trading price of our common stock immediately following the ex-dividend date for the Spin-Off to be significantly lower than immediately preceding the ex-dividend date, as the trading price of our common stock will no longer reflect the value of our Cyber Intelligence Solutions business. Further, there can be no assurance that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the proposed Spin-Off not occurred.

Assuming the completion of the investment by an affiliate of Apax Partners in our preferred stock, Apax will own a substantial portion of our equity and its interests may not be aligned with yours.

Apax will own approximately 5% of our common stock assuming completion of the Series A convertible preferred stock investment and between 11.5% and 15% of our common stock assuming the completion of the Series B convertible preferred stock investment, in each case on an as-converted basis. Additionally, we have agreed to increase the size of our board of directors, giving Apax the right to designate one director at the closing of the Series A convertible preferred stock investment and the right to mutually select with us a second independent director following the closing of the Series B convertible preferred stock investment. Circumstances may occur in which the interests of Apax could conflict with the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board appointment rights may have the effect of limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended October 31, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2019:

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

Verint Systems Inc.

December 4, 2019	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)