Form 10-K
period 2020-01-31
VERINT SYSTEMS INC
filed 2020-03-31
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2019) was approximately $3,659,354,000.

There were 64,125,209 shares of the registrant’s common stock outstanding on March 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•
uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, political unrest, armed conflicts, natural disasters, or outbreaks of disease, such as the novel coronavirus COVID-19 pandemic, as well as the resulting impact on information technology spending and government budgets, on our business;

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

•
challenges associated with pursuing larger sales opportunities, including with respect to longer sales cycles, transaction reductions, deferrals, or cancellations during the sales cycle; risk of customer concentration; challenges associated with our ability to accurately forecast when a sales opportunity will convert to an order, or to accurately forecast revenue and expenses;

•
challenges associated with our Customer Engagement segment cloud transition and our Cyber Intelligence segment software model transition, and risk of increased volatility of our operating results from period to period;

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

•
risks associated with the planned issuance of preferred stock to an affiliate of Apax Partners, including with respect to completion of the transaction and Apax’s resulting significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and

•
risks associated with the planned spin-off of our Cyber Intelligence Solutions business, including the possibility that the spin-off transaction may not be completed in the expected timeframe or at all, that it does not achieve the benefits anticipated, or that it negatively impacts our operations or stock price, including as a result of management distraction from our business.

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest research and development (“R&D”) teams focused on actionable intelligence consisting of approximately one-third of our approximately 6,500 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics and automation.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Company Background

We were incorporated in Delaware in February 1994 and completed our initial public offering (“IPO”) in May 2002. Since our formation, we have consistently expanded our portfolio of Actionable Intelligence solutions, extended our market leadership, and scaled the business through a focus on innovation via organic development and acquisitions.

Verint’s Actionable Intelligence strategy is focused on two use cases and the Company has two operating segments: Customer Engagement and Cyber Intelligence. Our two operating segments are described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report. See also Note 17 to our consolidated financial statements, “Segment, Geographic, and Significant Customer Information,” included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our stockholders (the “Spin-Off”) that is intended to be tax-free to our stockholders for U.S. federal income tax purposes. We expect to complete the Spin-Off shortly after the end of our fiscal year ending January 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” under Item 7 of this report for a more detailed discussion of the planned Spin-Off.

On December 4, 2019, we also announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) will make an investment in us in an amount of up to $400 million, subject to customary closing conditions including the receipt of required regulatory and government approvals. Under the terms of the investment agreement, the Apax Investor will initially purchase $200 million of our Series A convertible preferred stock, which is expected to occur during the first quarter of this fiscal year. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200 million of Series B convertible preferred stock in the Company, as the entity holding the Customer Engagement Solutions business. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis will be approximately 5%. Following completion of the Spin-Off and assuming the issuance of the Series B preferred stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. See “Management’s discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” under Item 7 of this report for a more detailed discussion of the planned Apax investment.

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

Our Actionable Intelligence Strategy

We focus on two Actionable Intelligence use cases: Actionable Intelligence for a Smarter Enterprise and Actionable Intelligence for a Safer World. Our customers across both use cases are looking for innovative solutions that incorporate the most advanced technologies to empower them with actionable insights, critical to achieving their strategic objectives. Our strategy is to combine the latest artificial intelligence, analytics, and automation technology with deep domain expertise unique to each of our markets. We have invested more than $1 billion in R&D over the last decade in our highly innovative Actionable Intelligence platform, which provides a foundation for our solution portfolio across both use cases. This platform is comprised of three key pillars:

•
Data Capture and Fusion. Our platform enables the capture of a wide range of structured and unstructured data, such as operational, transactional, network, web, and social data. It also enables data fusion from multiple sources, different systems, and numerous environments.

•
Data Analysis and Artificial Intelligence. Our platform facilitates a wide range of algorithms for data analytics and automation, including classification, correlation, anomaly detection, identity extraction, behavioral analysis, artificial intelligence, and predictive analytics. Artificial Intelligence is playing an increasingly important role in automating the data capture and analytics process to reveal actionable insights.

•
Data Visualization and Actionable Insights. Our platform supports multiple use cases across Customer Engagement and Cyber Intelligence. Actionable insights are generated from massive amounts of data and are distributed to decision makers based on the specific use case and end-user operational scenarios.

Our strategy is to continue to grow our business across both Actionable Intelligence use cases, today as one company and in the future as two, leveraging our investment in our Actionable Intelligence platform and continuing to invest in artificial intelligence and analytics to drive automation and to create technology differentiation. We will also continue to expand our broad portfolios through innovative technology, combined with further developing our domain expertise in both Customer Engagement and Cyber Intelligence. We believe that the combination of a strong technology platform and deep knowledge of our customers has been, and will continue to be, key to our leadership in our markets.

Customer Engagement Solutions

Overview

Organizations have cited effective customer engagement as key to creating a sustainable competitive advantage and as critical to their future success. Balancing their strategic objectives for improved customer experience with increased operational efficiency is the foundation of new customer engagement initiatives.

As The Customer Engagement Company™, Verint is an established global leader in cloud, analytics, and automation solutions for customer engagement, with over two decades of experience helping organizations worldwide achieve their strategic objectives. Our strategy is to help organizations elevate customer experience and at the same time reduce operating costs by simplifying, modernizing, and automating customer engagement across the enterprise.

For most organizations, customer engagement has become a responsibility shared across many parts of the enterprise, from contact centers to customer care groups to digital marketing to customer experience leaders. As a market leader, we deliver holistic customer engagement solutions that address requirements across contact centers, back-office and branch operations, self-service, ecommerce, customer experience, marketing, IT, and compliance.

Verint is a leader in cloud, analytics, and automation solutions with one of the broadest portfolios available, including offerings for Workforce Engagement, Self-Service, Experience Management, and Enterprise Recording for Fraud and Compliance. We

leverage the latest in artificial intelligence (AI) and advanced analytics technology to unlock the potential of automation and intelligence to deliver real business impact across the enterprise.

We have more than 10,000 customers and a large partner network globally, helping us drive ongoing innovation in our award-winning offerings. Independent industry experts, such as Forrester, Gartner, and Ventana Research, have all recognized Verint as a leader in customer engagement. We focus on developing customers for life and have been recognized as a CRM service leader for 12 consecutive years. Verint has also been named a winner on the 2020 CRM Watchlist, which recognizes companies that have had the greatest impact in the world of customer-facing technology in the prior year.

Trends

Many organizations are finding it challenging to deliver on the promise of consistent exceptional customer experience balanced with greater operational efficiency. Faced with higher customer expectations and the need for market differentiation, organizations view customer engagement and elevating the customer experience as essential to their future success. Organizations understand that the cost of addressing these objectives through an expansion of their workforce is unsustainable. As a result, they are instead looking for new customer engagement technologies like the ones we offer to help them achieve these goals. More specifically, we believe the following trends are driving growth in our market:

•
Digital Transformation. Many organizations are going through digital transformations by expanding their customer service interactions to include digital channels, such as chat, virtual assistants, mobile apps and social media. While these new channels make it easier for consumers to connect, they cause organizations increased system complexity and new challenges. In many cases these new customer touch points reside in different functional groups and are not connected, resulting in siloed information, a decentralized customer service workforce and difficulty gaining insight into customer experiences. To facilitate effective digital transformations, organizations are looking for vendors that help them to connect silos across the enterprise, take proactive action to improve customer experience and facilitate open and modular design to simplify integration across systems.

•
Cloud Migration. Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. Organizations which are at different stages of migrating to the cloud and other modernization initiatives are also looking for vendors that can help them evolve customer engagement at their own pace while protecting their legacy investments with minimal disruption to their operations.

•
Automation Adoption. Many organizations are seeking solutions that incorporate artificial intelligence and analytics to reduce manual work and increase workforce efficiency through automation. They also seek to empower their customers with self-service backed by AI-powered bots, and human/bot collaboration, to elevate the customer experience in a fast, personalized way.

Our Strategy

Our strategy was designed working closely with our direct and indirect customers, which include more than 85 percent of the Fortune 100, as well as with our large global partner network. This strategy, as outlined below, is intended to enable organizations to simplify, modernize, and automate their customer engagement operations and turn customer engagement into a sustainable competitive advantage, while reducing complexity and costs in customer operations.

•
Simplifying Customer Engagement. We help organizations reduce the complexity of digital transformations. Verint’s open and modular portfolio addresses customer engagement requirements across contact centers, back-office and branch operations, self-service, ecommerce, customer experience, marketing, IT, and compliance. Verint solutions help organizations collect customer insight from sources across the enterprise, including crucial unstructured customer interaction data, and combine it to gain insights and deliver a more consistent and improved customer experience.

•
Modernizing Customer Engagement. We offer organizations flexible choices to modernize and transition to the cloud at their own pace. They can purchase our solutions in a perpetual model, the Verint Cloud model (bundled SaaS hosted by Verint) or Any Cloud model (software licenses that can be hosted in any cloud, including the Verint cloud, a third party cloud or the customer’s data center). We offer customers the flexibility of hybrid deployments, in which some solutions are deployed in the Verint Cloud and some on-premises, to preserve their legacy investment and facilitate the cloud transition. Our portfolio is open and is compatible with leading providers of cloud contact center communications solutions, providing organizations flexibility to select the most suitable communications infrastructure for their needs while leveraging Verint’s portfolio for elevating the customer experience and reducing cost.

•
Automating Customer Engagement. We enable organizations to draw on the power of automation to reduce repetitive, manual tasks, increase employee efficiency, and lower costs. Our strategy is to infuse automation capabilities throughout our solution portfolio to enable employees to focus on more strategic work, empower consumers with AI bots so they can serve themselves, and support human/bot collaboration. Our automation capabilities deliver intelligence and context in real-time, reduce errors in manual work, help ensure adherence to compliance requirements, and enable customer experiences that are faster, personalized, and more enjoyable.

Our Offerings

Customer engagement is a shared responsibility across the entire organization. To support the needs of our customers, we offer a broad portfolio across a wide spectrum of customer engagement functions, including contact centers, back-office and branch operations, self-service, ecommerce, customer experience, marketing, IT, and compliance. Our offerings span multiple industries, such as financial services, healthcare, outsourcing, public sector, telecommunications and include the following categories: Workforce Engagement, Self-Service, Experience Management, and Enterprise Recording for Fraud and Compliance.

Workforce Engagement
Our Workforce Engagement offerings enable organizations to empower their teams to engage more effectively with customers in the contact center, branch, and back-office. Through improved forecasting and scheduling, knowledge sharing, quality assurance and process management, these solutions create new opportunities to improve the customer experience, reduce costs and drive revenue. Our Workforce Engagement solutions include:

•
Workforce Forecasting and Scheduling: Manages workforce scheduling in contact centers, back office operations, and branches providing increased employee flexibility and engagement and helping elevate the customer experience. Verint Workforce Management leverages automation to surface insights related to forecasting, scheduling and adherence, which reduces costs and improves employee engagement. Verint Mobile Apps deliver work-life balance ownership to employees and managers on-the-go.

•
Knowledge and Employee Assistance: Provides the workforce with knowledge and in-the-moment assistance to speed up customer interactions and create a better experience for both the employee and the customer. Verint Knowledge Management helps to reduce training time, increase first call resolution and improve customer satisfaction (CSAT) scores. Verint Virtual Assistant provides the employee with automated, real-time support. Verint Real-Time Analytics surfaces contextual guidance to an employee as the customer interaction is taking place. Verint Robotic Process Automation uses bots to relieve agents of simple and mundane tasks. Verint Employee Desktop unifies disparate applications on an employee’s desktop and presents one view with contextual customer information, relevant knowledge, business process guidance and case management for interactions in voice and digital channels.

•
Quality Assurance: Ensures quality and compliance while providing the workforce with appropriate feedback and coaching to delight customers. Verint Recording captures customer interactions across voice and digital channels. Verint Automated Quality Management automates the entire quality process from scoring evaluations to assigning coaching and provides the flexibility to build a quality management program that meets customers’ unique objectives. Verint Performance Management triggers automated workflows based on key performance indicators (KPIs) to meet cost and engagement goals.

•
Operational Insights: Raises the visibility of customer interactions across the organization through omni-channel analytics. Verint Interaction Analytics helps reduce cost by identifying operational process challenges, uncovering self-service process issues that are increasing contact center volume, and identifying trends to reduce interaction handling time and better utilization of resources.

•
Operational Excellence: Enables the back-office workforce to achieve greater efficiency and effectiveness. Verint Desktop and Process Analytics brings immediate visibility to back office processes. Verint Work Manager automates capturing and assigning work to the right employee or bot and allows organizations to forecast and align resources to service goals and drive cost savings. Verint Performance Management increases productivity with KPIs unique to back office operations.

Self-Service

Our Self-Service offerings enable organizations to improve customer experiences and reduce costs by delivering automated help to their customers that is faster and requires less effort. Leveraging the same intelligence that empowers employees, self-service AI enables customers to succeed at helping themselves, and creates a modern, conversational experience that is consistent across voice and digital channels. Our self-service offering includes:

•	Intelligent Virtual Assistant: Delivers personalized experiences through self-service, improving customer satisfaction and driving operational efficiency through voice and digital channels.

•
Web Self-Service: Enables customers to self-serve on the web or via their mobile devices and unifies knowledge management, case management, and process management to encourage customers to resolve their issues online.

•
Communities: Enables organizations to manage online communities for their employees, customers and partners to deliver better social customer service, digital marketing, as well as employee and customer engagement.

Experience Management
Our Experience Management (XM) offerings enable organizations to improve customer experiences and reduce costs by effectively listening, analyzing, and acting on customer intelligence to drive desired customer and business outcomes. Successful organizations are deploying Verint XM solutions to understand every moment, every interaction, and every conversation between a representative and a consumer. Our Experience Management offering includes:

•
Verint Experience Cloud: Connects siloes of customer experience data (calls, emails, texts, chats, social digital sites, surveys and other sources) from across the organization to identify problems, predict outcomes and drive action to deliver great experiences everywhere, every time.

Enterprise Recording for Fraud and Compliance
Our Fraud and Compliance offerings enable organizations to capture omni-channel interaction data and leverage automation and analytics to help ensure compliance and minimize fraud. Our Enterprise Recording for Fraud and Compliance offering includes:

•
Omni-Channel Recording: Captures customer interaction data across the enterprise. Verint Enterprise Recording encompasses voice recording, text recording, screen recording and video recording. It manages all aspects of captured data including archive management, security, access rights, automated verification and governance.

•
Compliance Recording: Supports compliance audits and the avoidance of fines. Verint Enterprise Recording supports regulatory compliance requirements, such as the General Data Protection Regulation (GDPR), PCI, and data retention in contact centers, financial trading compliance, emergency response operations, and other environments.

•
Fraud Prevention: Mitigates the risk of fraud in contact centers, self-service channels and trading floors. Verint Identity Analytics uses voice biometrics to authenticate callers and prevent fraud. For bank branches, Verint solutions capture video and other related data in the branch to support fraud investigations. Verint Voice Self-Service Fraud Detection provides upstream fraud detection based on real-time analysis of numerous parameters of caller behavior across multiple calls and programs.

Cyber Intelligence Solutions

Overview

Verint is a leading global provider of data mining software that empower governments and enterprise organizations with Actionable Intelligence to identify, neutralize, and prevent terror, crime and cyber threats. Our innovative data mining software is built with sophisticated analytics, advanced artificial intelligence and deep domain expertise to help security organizations capture and analyze data from a wide range of sources and turn that data into actionable insights. Verint has been empowering security organizations for over two decades and our market leading data mining solutions have been deployed by more than 1,000 customers across more than 100 countries.

We believe that security organizations face new kinds of sophisticated threats that are increasingly complex. In order to prevent and neutralize these threats, they seek to deploy data mining solutions that incorporate a higher level of automation using artificial intelligence and advanced analytic technologies to generate predictive intelligence and accelerate investigations of security incidents. Our significant experience serving leading security organizations around the world provides us with a unique perspective on our customers’ evolving needs and allows us to respond quickly to new market trends.

Trends

We believe that the following trends are driving demand for security and intelligence data mining software:

•
Security Threats Becoming Increasingly Pervasive and Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more difficult and complicated to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that generate predictive intelligence and accelerate investigations by correlating massive amounts of data from a wide range of disparate sources to uncover previously unknown connections to identify suspicious behaviors and current and future threats.

•
Shortage of Security Analysts Increasing the Need for Automation. Security organizations are using data mining solutions to help conduct investigations and generate actionable insights. Typically, data mining solutions require security organizations to employ analysts and data scientists to operate them. However, there is a shortage of such qualified personnel globally leading to elongated investigations and increased risk that security threats go undetected or are not addressed. To overcome this challenge, many security organizations are seeking advanced data mining solutions that automate functions historically performed manually to improve the quality and speed of investigations. These organizations are also increasingly seeking artificial intelligence and other advanced data analysis tools to gain actionable intelligence faster with fewer analysts and data scientists.

•
Security Organizations Seeking Faster Innovation Through Open Software Solutions. As security threats have become more pervasive and complex, security organizations have been seeking faster innovation from security vendors. Historically, security organizations purchased customized solutions incorporating software, hardware and integration services. This project-based approach resulted in closed systems, limiting the pace of innovation as upgrades were complex, costly, and time consuming. Today, we see a growing preference to purchase software solutions that are open and can run on standard hardware, that are faster and easier to deploy, and that can be refreshed more quickly to keep up with the accelerating pace of evolving threats.

Our Strategy

We believe we are well-positioned to address these market trends. Verint’s growth strategy is to expand our portfolio to address market trends and to offer our solutions directly and through partners to our growing installed base and to new customers globally.

Key elements of our growth strategy include:

•
Addressing the Increased Complexity of Security Threats with Advanced Data Mining Software. Verint has a long history of working closely with leading security organizations around the world and has designed its data mining software portfolio based on a thorough understanding of our customers’ needs, and deep domain expertise. Our data mining software provides our customers the capability to capture and analyze data, generate predictive intelligence and help accelerate investigations. Our strategy is to further enhance our software with advanced analytics and artificial intelligence technologies that can correlate massive amounts of data from a wide range of disparate sources.

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

•
Driving Faster Innovation and Faster Software Refresh Cycles. Historically, in response to customer purchasing preferences, Verint delivered bundled solutions incorporating software, third-party hardware, integration services and customizations. This model enabled us to successfully deliver solutions that met the requirements of our customers, build very strong customer relationships (with both direct and indirect customers) and become a market leader in data mining software. Over the last few years, in response to the need for faster innovation, we have shifted from this predominately systems integrator model to a more open software model, enabling customers to source standard hardware themselves and reduce the amount of integration services and customization required. In addition to the benefits of faster innovation and software refresh cycles for our customers, the software model provides Verint great differentiation from other vendors in the security market and improved margins.

Our Solutions

Our broad portfolio of data mining software comprises four solution categories: Network Intelligence, Fusion Intelligence, Cyber Security and Situational Intelligence.

Product Name	Description
Network Intelligence
Our Network Intelligence software helps security organizations generate critical predictive intelligence from large amounts of unstructured data captured from a wide range of communication networks using advanced analytics, artificial intelligence and automation technologies.

Fusion Intelligence
Our Fusion Intelligence software enables security analysts to work more efficiently by collecting, fusing, normalizing, analyzing, and visualizing data from a wide range of sources, such as private databases, public databases and the web, including the dark web, to surface valuable insights and generate predictive intelligence.

Cyber Security
Our Cyber Security software enables security operations to capture cyber security data and applies machine learning and behavioral analytics to automate the process of detecting, investigating and responding to advanced cyber-attacks.

Situational Intelligence
Our Situational Intelligence software helps security organizations increase situational awareness, improve security responsiveness and realize greater operational efficiency by fusing data from multiple systems and sensors, such as access control, video, intrusion, fire, weather, traffic, first responder, and other mobile device systems.

Our Solutions: By Industry

Verint offers its broad portfolio of data mining software to government and enterprise customers, directly and through partners.

•
Government. National security and law enforcement agencies are using Verint solutions to prevent terrorism, collect intelligence and investigate security threats, and to fight a wide range of criminal activity, such as arson, drug trafficking, homicides, human trafficking, identity theft, kidnapping, poaching, illegal immigration, financial crimes, and other organized crimes.

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

Our Solutions: By Security Challenge

Below are examples of the challenges security organizations around the world are using Verint’s data mining software to address:

•	Counter terrorism - Tracking terrorist organizations and generating actionable intelligence for detecting and preventing terror attacks.

•	Fighting Transnational Drug Trafficking - Identifying local and international drug networks, running complex investigations, generating legal evidence, and taking action against traffickers.

•	Crime Syndicate Investigations - Accelerating investigations through behavioral profiles and visual link analysis.

•	Cyber Security for Advanced Threats - Detecting breaches across attack chains, automating cyber investigations, and threat hunting.

•	Physical Security, Emergency Management & Response - Evaluating and responding more efficiently to incidents to ensure facility and asset protection, as well as employee safety.

•	Financial Crime Investigations - Fusing data from financial databases, the web and other sources to identify and investigate suspicious financial transactions.

Customer Services

We offer a range of customer services, including implementation and training, consulting and managed services, and maintenance and support, to help our direct and indirect customers maximize their return on investment in our solutions.

Implementation and Training

Our solutions are implemented by our service organizations, authorized partners, resellers, or by end customers themselves. Our implementation services include project management, system installation, and commissioning, including integrating our solutions with our customers’ environments and third-party solutions. Our training programs are designed to enable end customers to use our solutions effectively and to maximize the value of our solutions. Our Customer Engagement solutions business includes training programs designed to certify our partners to sell, install, and support our solutions. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely online.

Consulting

Our management consulting capabilities include business strategy, process excellence, performance management, intelligence methodologies, and project and program management, and are designed to help end customers maximize the value of our solutions in their own environments.

Managed Services

We offer a range of managed services designed to help end customers effectively run their operations, and maximize business and intelligence insights. These managed services are recurring in nature and can be delivered in conjunction with Verint’s technology or on a standalone basis and help to deepen our trusted partner relationships with our customers.

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

Each of our solutions is sold by trained, dedicated, regionally-organized direct and indirect sales teams.

•	Our direct sales teams are focused on large and mid-sized customers, who in some cases are partners or integrators, and, in many cases, co-sell with our other channels and sales agents.

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

Customers

Our solutions are used by over 10,000 organizations in more than 180 countries. In the year ended January 31, 2020, we derived approximately 65% and 35% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. We are party to contracts with customers or partners in both of our segments, the loss of which could have a material adverse effect on the segment.

In the year ended January 31, 2020, we derived approximately 52%, 29%, and 19% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. See also Note 17, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

For the year ended January 31, 2020, approximately one third of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Due to the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer or partner. Some of our customer engagements require us to have security credentials or to participate in projects through an approved legal entity.

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

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive R&D activities. In addition to the development of new solutions and the addition of capabilities to existing solutions, our R&D activities include quality assurance and advanced technical support for our customer services organization. In certain instances, primarily in our Cyber Intelligence segment, we may tailor our products to meet the particular requirements of our customers or partners. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, Hungary, and Indonesia for our Customer Engagement segment; and in Israel, Germany, Brazil, Cyprus, Taiwan, the Netherlands, Romania, and Bulgaria for our Cyber Intelligence segment.

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

Manufacturing, Suppliers, and Service Providers

While our primary focus is on developing and producing software, to accommodate customers’ desire for turnkey solutions in some cases, we also deliver solutions that incorporate third-party hardware components. This applies mainly to our Cyber Intelligence segment, as the majority of the solutions from our Customer Engagement segment are comprised of software and do not incorporate hardware components. We utilize both unaffiliated manufacturing subcontractors, as well as our internal operations, to produce, assemble, and deliver solutions incorporating hardware components. These internal operations consist primarily of installing our software on externally purchased hardware components, final assembly, repair, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. In cases where we sell turnkey solutions, we also perform system integration functions prior to shipment. Our internal operations are performed primarily in our German, Israeli, U.S. and Cypriot facilities for solutions in our Cyber Intelligence segment, and in our U.S. facility for certain solutions in our Customer Engagement segment. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have typically been able to obtain adequate supplies of all material components in a timely manner from alternative sources, when necessary. We also rely on third parties to provide certain services to us or to our customers. We deploy our cloud solutions on third-party cloud computing and hosting platforms. We provide our customers with service level commitments with respect to uptime and accessibility for these hosted offerings. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, including our cloud hosting operations, we rely on third-party suppliers, manufacturers, and partners, which may create significant exposure for us” under Item 1A of this report for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2020, we employed approximately 6,500 professionals, including certain contractors, with approximately 37%, 26%, 24%, and 13% of our employees and contractors located in the Americas, EMEA (excluding Israel), Israel, and APAC, respectively.

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

Patents

As of January 31, 2020, we had more than 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics, and automation. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

Licenses

Our customer and partner license agreements prohibit the unauthorized use, copying, and disclosure of our software technology and contain customer restrictions and confidentiality terms. These agreements generally warrant that the software and proprietary hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others. We generally license our products in a format that does not permit users to change the software code.

While we employ many of our innovations exclusively in our own products and services, we also engage in outbound and inbound licensing of specific patented technologies. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, including our cloud hosting operations, we rely on third-party suppliers, manufacturers, and partners, which may create significant exposure for us” under Item 1A of this report.

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business.

See “Risk Factors—Risks Related to Our Business—Information/Product Security and Intellectual Property—Our intellectual property may not be adequately protected” and “Risk Factors—Risks Related to Our Business—Information/Product Security and Intellectual Property—Our products or other IP may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer” under Item 1A of this report for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

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

Risks Related to Our Business

Competition, Markets, and Operations

Our business is impacted by changes in macroeconomic and/or global conditions as well as the resulting impact on information technology spending and government budgets.

Our business is subject to risks arising from adverse changes in domestic and global macroeconomic and other conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, natural disasters, or outbreaks of disease, such as the COVID-19 pandemic, around the world may cause companies and governments to delay, reduce, or even cancel planned spending and may impact our business and operations. Declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the Customer Engagement market and the Cyber Intelligence market in the past and may affect them again based on current and future macroeconomic and/or global conditions.

During the fourth quarter ended January 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on various factors, including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

For the year ended January 31, 2020, approximately one third of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Macroeconomic changes, such as the COVID-19 threat, rising interest rates, tightening credit markets,significant changes in commodity prices such as oil, actual or threatened trade wars, or the United Kingdom’s exit from the European Union (referred to as “Brexit”) may also impact demand for our products. For example, following a transitional period expected to end on December 31, 2020, should the U.K. and E.U. governments have failed to ratify new trading arrangements, Brexit may disrupt the free movement of goods, services, and people between the U.K. and the E.U., and could, among other outcomes, have a detrimental impact on the U.K. and E.U. economy, and provide some disruption to business activities in all sectors.

Customers or partners who are facing business challenges, reduced budgets, liquidity issues, or other impacts from such macroeconomic or other global changes are also more likely to defer purchase decisions or cancel or reduce orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The full extent to which the COVID-19 pandemic will adversely affect our business and results of operations cannot be predicted at this time.

The ultimate impact that the COVID-19 pandemic will have on our business and financial results is currently unknown. We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alteration to their normal business operations, including restrictions imposed by our customers on our ability to access their sites for implementations and support, and in general, the markets are experiencing a significant level of uncertainty at the current time. The pandemic could have an adverse impact on demand for our customers’ products and services, which in turn, could negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity and financial results cannot be predicted at this time.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges. The introduction of products embodying new technology, new delivery platforms, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete. For example, in our Cyber Intelligence segment, the increasing complexity and sophistication of security threats and prevalence of encrypted communications have created significantly greater challenges for our customers and for our solutions to address. In our Customer Engagement segment, we see a continued shift to cloud-based solutions as well as market saturation for more mature solutions. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing needs of our customers. We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization. We must also develop and maintain the expertise of our employees as the needs of the market and our solutions evolve. If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

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

A key element of our long-term strategy is to continue to invest in and grow our business and operations, both organically and through acquisitions. Investments in, among other things, new markets, new products, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy.  In particular, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, such investments and efforts present challenges and risks and may not be successful (financially or otherwise), especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our profitability in the short-term.  To be successful in such efforts, we must be able to properly allocate limited investment dollars and other resources, prioritize among opportunities, projects, and implementations, balance the extent and timing of investments with the associated impact on profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets, or with the new solutions, in which we have invested.

Our success also depends on our ability to execute on other growth initiatives we are pursuing. For example, in our Customer Engagement segment, in addition to the other factors described in this section, our revenue and profitability objectives are highly dependent on our ability to continue to expand our cloud business and cloud operations, including keeping pace with the market transition to cloud-based software, making new cloud sales, enhancing our cloud sales processes and execution, and managing the conversion of our maintenance base. In our Cyber Intelligence segment, in addition to the other factors described in this section, our profitability objectives are highly dependent on our ability to continue to shift our product mix towards software and away from professional services and hardware resales and to continue to progress towards a more productized software offering.

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

Longer sales cycles, competitive bid processes, and the need to educate customers means that:

•
There is greater risk of customers deferring, scaling back, or canceling sales as a result of, among other things, their receipt of a competitive proposal, changes in budgets and purchasing priorities, extensive internal approval processes, or the introduction or anticipated introduction of new or enhanced products by us or our competitors during the process.

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

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners, product development, project management and implementation, staffing, integration, services, and support. Our ability to develop, sell, implement, and support larger solutions and a broad solution portfolio is a competitive differentiator for us, which provides for solution diversification and more opportunities for growth, but also requires greater investment for us and presents challenges, including, among others, challenges associated with competition for limited internal resources, complex customer requirements, and project deadlines. After the completion of a sale, our customers or partners may need assistance from us in making full use of the functionality of our solutions, in realizing their benefits, or in implementation generally. If we are unable to assist our customers and partners in realizing the benefits they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer. Any failure to develop high-quality solutions and to provide high-quality services and support could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our operating results.

The extended time frame and uncertainty associated with many of our sales opportunities also makes it difficult for us to accurately forecast our revenues (and attendant budgeting and guidance decisions) and increases the volatility of our operating results from period to period. Our ability to forecast and the volatility of our operating results is also impacted by the fact that pricing, margins, and other deal terms may vary substantially from transaction to transaction, especially across business lines. The terms of our transactions, including with respect to license model (e.g., perpetual license versus subscription), also impact the timing of our ability to recognize revenue. We recognize SaaS revenue over the term of the SaaS subscription, so as our SaaS revenue continues to grow and becomes a more significant component of our overall revenue, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses. This change in the pattern of recognition also means that increases or decreases in SaaS subscription activity impact the amount of revenue recognized in both current and future periods. Because transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue and creates challenges in managing our cloud transition and revenue mix. As our cloud transition continues and accelerates, our subscription renewal rates will become more important to our financial results generally, and if customers choose not to renew, or to reduce, their subscriptions, our business and financial results will suffer.

The deferral or loss of one or more significant orders or a delay in a large implementation can also materially adversely affect our operating results, especially in a given quarter. Larger transactions also increase the risk that our revenue and profitability become concentrated in a given period or over time. As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter. This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis. Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

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

Our foreign operations are, and any future foreign growth will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•	foreign currency fluctuations;

•	political, security, and economic instability or corruption;

•	geopolitical risks from war, natural disasters, pandemics or other events;

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

We may experience negative publicity, reputational harm, or other adverse impacts on our business as a result of offering certain types of Cyber Intelligence solutions or if we sell such solutions to countries or customers that are considered disfavored by the media or political or social rights organizations, even where such activities or transactions are permissible under applicable law. The risk of these adverse impacts may also result in lost business opportunities that impact our results of operations.

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

Our solutions may contain defects or may develop operational problems. This risk is amplified for our more sophisticated solutions. New products and new product versions, service models such as hosting, SaaS, and managed services, and the incorporation of third-party products or services into our solutions, also give rise to the risk of defects, errors, or vulnerabilities. These defects, errors, or vulnerabilities may relate to the operation or the security of our products or services, including third party components or services such as hosting. If we do not discover and remedy such defects, errors, vulnerabilities, or other operational or security problems until after a product has been released to customers or partners, we may incur significant costs to correct such problems and/or become liable for substantial damages for product liability claims or other liabilities.

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

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel. This information may be processed and maintained on our internal information technology systems or on systems hosted by third-party service providers. These systems, whether internal or external, may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, physical security breaches, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, or acts of terrorism or war. We have experienced cyber-attacks in the past and expect to continue to experience them in the future, potentially with greater frequency.  While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security systems, controls, and other procedures that we follow or those employed by our third-party service providers, may not prevent breaches, failures, or disruptions. Such breaches, failures, or disruptions have in the past and could in the future subject us to the loss, compromise, destruction, or disclosure of sensitive or confidential information, including personally identifiable information, or intellectual property, either of our own information or IP or that of our customers (including end customers) or other third parties that may have been in our custody or in the custody of our third-party service providers, financial costs or losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including SaaS or other hosted or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting. Information system breaches or failures at one of our partners, including hosting providers or those who support other cloud-based offerings, may also result in similar adverse consequences. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

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

Our products or other IP may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer.

The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products or other IP have infringed on their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, either with respect to our own intellectual property or intellectual property we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Competitors and other companies could adopt trademarks that are similar to ours or try to prevent us from using our trademarks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. Third parties may also assert infringement claims against our customers or partners. Subject to certain limitations, we generally indemnify our customers and partners with respect to infringement by our products on the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have sufficient insurance coverage or adequate indemnification in the case of intellectual property licensed from a third party. If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use or sell, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

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

At March 15, 2020, we had total outstanding indebtedness of approximately $868.3 million under our 2017 Credit Agreement and our 1.50% convertible senior notes due 2021 (the “Notes”). In addition, we have the ability to borrow additional amounts under our 2017 Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

In addition, because our indebtedness under our 2017 Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021, and we are considering the impact that the planned phase out would have on this facility. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. However, it is currently uncertain what, if any, alternative reference interest rates, including SOFR, or other reforms will be enacted in response to the planned phase out, and we cannot assure you that an alternative to LIBOR (on which the Eurodollar Rate is based) that we find acceptable will be available to us.

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

In addition, on December 22, 2017, the 2017 Tax Act was enacted in the United States. The 2017 Tax Act significantly revised the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and it includes fundamental changes to taxation of U.S. multinational corporations. Compliance with the 2017 Tax Act requires significant complex computations not previously required by U.S. tax law.

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2020, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.7 billion, or approximately 55% of our total assets, as of January 31, 2020. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

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

The prices of our common stock and the Notes have been, and may continue to be, volatile. Those prices could be affected by any of the risk factors discussed in this Item. In addition, other factors that could impact the prices of our common stock and/or the Notes include:

•
announcements by us or our competitors regarding, among other things, strategic changes, new products, product enhancements or technological advances, acquisitions, major transactions (including our planned separation into two publicly traded companies), significant litigation or regulatory matters, stock repurchases, or management changes;

•
press or analyst publications, including with respect to changes in recommendations or earnings estimates or growth rates by financial analysts, changes in investors’ or analysts’ valuation measures for our securities, our credit ratings, our security solutions and customers, speculation regarding strategy or M&A (including our planned separation into two publicly traded companies), or market trends unrelated to our performance;

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

Our plan to separate into two independent publicly traded companies by means of the Spin-Off of our Cyber Intelligence Solutions business is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and distraction, which could disrupt or adversely affect our business.

On December 4, 2019, we announced plans to separate into two independent publicly traded companies by means of a proposed Spin-Off of our Cyber Intelligence Solutions business. In the Spin-Off, we will distribute shares of a company holding our Cyber Intelligence Solutions business to our stockholders.

The Spin-Off, which is currently expected to be completed shortly after the end of our fiscal year ending January 31, 2021, is subject to certain conditions, including final approval by our Board of Directors, as well as other conditions such as completion of all necessary filings under the U.S. securities laws; receipt by our Board of Directors of one or more opinions from an independent valuation firm confirming the solvency and financial viability of each of our Cyber Intelligence Solutions business and Customer Engagement Solutions business immediately after the completion of the distribution in a form acceptable to us;

receipt of an opinion regarding the qualification of the distribution as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code to our stockholders; the absence of any legal impediments prohibiting the distribution; and the satisfaction or waiver of certain conditions. The failure to satisfy all of the required conditions could delay the completion of the Spin-Off for a significant period of time or prevent it from occurring at all.

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

Executing the Spin-Off will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results, and results of operations, as a result of distraction due to the project or insufficient bandwidth or resources. We may also experience increased difficulties in attracting, retaining, and motivating employees during the pendency of the Spin-Off and following its completion, which could harm our business.

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

The investment agreement relating to the investment by an affiliate of Apax Partners contains a number of closing conditions and, if these conditions are not satisfied, the Apax investment may not be completed.

The investment agreement relating to the Apax investment (the “Investment Agreement”) contains a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), all or a portion of the Apax investment may not be completed. The conditions, in respect of the purchase of $200 million of our Series A convertible preferred stock, include no temporary or permanent judgment of a governmental authority restraining, enjoining or prohibiting the investment having been issued, required government authorizations having been obtained (or applicable waiting periods having expired), the representations and warranties of the parties in the Investment Agreement being true and correct (in some instances, in all material respects) and no “Material Adverse Effect” (as defined in the Investment Agreement) having occurred. The conditions, in respect of the purchase of up to $200 million of our Series B convertible preferred stock, include each of the conditions in respect of the Series A convertible preferred stock as well as receipt by our Board of Directors of an opinion regarding the qualification of the Spin-Off distribution as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code, the Spin-Off having been consummated and the respective enterprise values of the Customer Engagement Solutions and Cyber Intelligence Solutions businesses being within a collar specified in the Investment Agreement. The conditions to either of the purchases may not be satisfied and, accordingly, all or a portion of the Apax investment may not be completed. If that were to occur, we may not realize the anticipated benefits of the Apax investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following describes our material properties as of the date of this report.
We lease a total of approximately 1,120,000 square feet of office space covering approximately 75 offices around the world and we own an aggregate of approximately 79,000 square feet of office space at three sites in Scotland, Germany, and Indonesia.
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
We also occupy approximately 176,000 square feet of space at our main facility in Herzliya, Israel under a lease that we renewed on October 1, 2015 and that expires in 2025. This Herzliya facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Cyber Intelligence operations.
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 15, “Leases” to our consolidated financial statements included under Item 8 of this report.
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

Following a second unsuccessful round of mediation in mid to late 2018, the proceedings resumed. The plaintiffs have filed a motion to amend the class certification motion and CTI has filed a corresponding motion to dismiss and a response. These motions are now before the court following a third unsuccessful round of mediation in mid-2019.

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

Holders

There were approximately 1,690 holders of record of our common stock at March 16, 2020. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities, except as may be required by the terms of any preferred equity securities we may issue. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in our 2017 Credit Agreement and the terms of any preferred equity securities we may issue, and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2015 through January 31, 2020, and the reinvestment of any dividends. The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2015 through January 31, 2020. This data is not indicative of, nor intended to forecast, future performance of our common stock.

January 31,	2015	2016	2017	2018	2019	2020
Verint Systems Inc.	$100.00	$68.58	$69.97	$78.21	$90.61	$108.65
NASDAQ Composite Index	$100.00	$100.70	$124.09	$165.58	$164.45	$208.91
NASDAQ Computer & Data Processing Index	$100.00	$125.86	$146.18	$212.25	$215.53	$289.19

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 4, 2019, we announced that our board of directors had authorized a new share repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021.

Share repurchase activity under this program during the three months ended January 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2019 - November 30, 2019	—	$—	—	$—
December 1, 2019 - December 31, 2019	1,406,644	$53.17	1,406,644	$225,100
January 1, 2020 - January 31, 2020	712,075	$57.90	712,075	$183,980
Total	2,118,719	$54.76	2,118,719	$183,980

(1) Represents the approximate weighted-average price paid per share.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended January 31, 2020.

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

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Revenue	$1,303,634	$1,229,747	$1,135,229	$1,062,106	$1,130,266
Operating income	$87,856	$114,235	$48,630	$17,366	$67,852
Net income (loss)	$35,683	$70,220	$(3,454)	$(26,246)	$22,228
Net income (loss) attributable to Verint Systems Inc.	$28,684	$65,991	$(6,627)	$(29,380)	$17,638
Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.43	$1.02	$(0.10)	$(0.47)	$0.29
Diluted	$0.43	$1.00	$(0.10)	$(0.47)	$0.28
Weighted-average shares:
Basic	66,129	64,913	63,312	62,593	61,813
Diluted	67,355	66,245	63,312	62,593	62,921

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2020	2019	2018	2017	2016
Total assets	$3,016,058	$2,867,027	$2,580,620	$2,362,784	$2,355,735
Long-term debt, including current maturities	$837,048	$782,128	$772,984	$748,871	$738,087
Finance lease obligations, including current portions	$9,917	$4,282	$4,350	$68	$—
Total stockholders’ equity	$1,242,437	$1,260,804	$1,132,336	$1,015,040	$1,068,164

During the five-year period ended January 31, 2020, we acquired a number of businesses, the operating results of which have been included in our consolidated financial statements since their respective acquisition dates. Further details regarding our business combinations for the three years ended January 31, 2020 appear in Note 5, “Business Combinations and Divestitures” to our consolidated financial statements included under Item 8 of this report.

In addition to business combinations, our consolidated operating results and consolidated financial condition during the five-year period ended January 31, 2020 included the following other notable transactions and items:

As of and for the year ended January 31,		Description
2020	•
Reflects our February 1, 2019 adoption of ASU No. 2016-02, Leases (Topic 842), which resulted in the recognition of operating lease right-of-use assets of approximately $100.4 million and lease liabilities for operating leases of approximately $110.4 million on our consolidated balance sheet as of February 1, 2019.

2019	•
Reflects our February 1, 2018 adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

2018	•	Provisional deferred income tax expense of $15.0 million related to withholding on foreign earnings which may be repatriated.

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

Overview

Recent Developments

Separation of Businesses

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our stockholders (the “Spin-Off”) that is intended to be tax-free to our stockholders for U.S. federal income tax purposes. We expect to complete the Spin-Off shortly after the end of our fiscal year ending January 31, 2021. We believe the two independent, publicly traded companies will both benefit from the separation and be well-positioned to pursue their own strategies, drive opportunities to accelerate growth and extend their market leadership. The separation will make it easier for investors to evaluate and make independent investment decisions in each business. We believe that both our businesses are leaders in their respective markets and the separation will enable them to achieve better performance over the long term as a result of several factors, including having; separate boards of directors with further differentiated skillsets to support tailored strategic plans; specific incentive programs more closely aligned with standalone business performance; capital structures tailored to the unique characteristics of each business; and enhanced appeal to a broader set of investors suited to the strategic and financial characteristics of each company.

We expect to incur significant costs in connection with the planned separation of our Cyber Intelligence Solutions business. The costs include developing stand-alone Cyber Intelligence Solutions information systems and related IT costs, third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the planned Spin-Off. We capitalized $4.0 million of these costs and expensed $5.3 million for the year ended January 31, 2020. The expense portion is reflected in selling, general and administrative expenses.

Apax Investment

On December 4, 2019, we also announced that Valor Parent LP, an affiliate of Apax Partners will make an investment in us in an amount of up to $400 million, subject to customary closing conditions including the receipt of required regulatory and government approvals. Refer to “Liquidity and Capital Resources-Overview” for more information.

COVID-19 Pandemic

During the fourth quarter ended January 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on factors including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alteration to their normal business operations, including restrictions imposed by our customers on our ability to access their sites for implementations and support, and in general, the markets are experiencing a significant level of uncertainty at the current time. The pandemic could have an adverse impact on demand for our customers’ products and services, which in turn, could negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest R&D teams focused on actionable intelligence consisting of approximately one-third of our approximately 6,500 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics, and automation.

Verint’s Actionable Intelligence strategy is focused on two use cases and the Company has two operating segments: Customer Engagement and Cyber Intelligence. For each of the years ended January 31, 2020, 2019, and 2018, our Customer Engagement segment represented approximately 65% of our total revenue, while for each of those same years, our Cyber Intelligence segment represented approximately 35% of our total revenue. Generally, we make business decisions by evaluating the risks and rewards of the opportunities available to us in the markets served by each of our segments. We view each operating segment differently and allocate capital, personnel, resources, and management attention accordingly. In reviewing each operating segment, we also review the performance of that segment by geography. Our marketing and sales strategies, expansion opportunities, and product offerings may differ materially within a particular segment geographically, as may our allocation of resources between segments. When making decisions regarding investments in our business, capital expenditures, or other decisions that may affect our profitability, we also consider the leverage ratio in our revolving credit facility. See “-Liquidity and Capital Resources” for more information.

Key Trends and Factors That May Impact our Performance

We see the following business trends and factors which may impact our performance:

Customer Engagement

•
Digital Transformation. Many organizations are going through digital transformations by expanding their customer service interactions to include digital channels, such as chat, virtual assistants, mobile apps and social media. While these new channels make it easier for consumers to connect, they caused organizations increased system complexity and new challenges. In many cases these new customer touch points reside in different functional groups and are not connected, resulting in siloed information, a decentralized customer service workforce and difficulty gaining insight into customer experiences. To facilitate effective digital transformations, organizations are looking for vendors that help them to connect silos across the enterprise, take proactive action to improve customer experience and facilitate open and modular design to simplify integration across systems.

•
Cloud Migration. Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. Organizations which are at different stages of migrating to the cloud and other modernization initiatives are also looking for vendors that can help them evolve customer engagement at their own pace while protecting their legacy investments with minimal disruption to their operations.

•
Automation Adoption. Many organizations are seeking solutions that incorporate artificial intelligence and analytics to reduce manual work and increase workforce efficiency through automation. They also seek to empower their customers with self-service backed by AI-powered bots and human/bot collaboration, to elevate the customer experience in a fast, personalized way.

Cyber Intelligence

•
Security Threats Becoming Increasingly Pervasive and Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more difficult and complicated to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that generate predictive intelligence and accelerate investigations by correlating massive amounts of data from a wide range of disparate sources to uncover previously unknown connections to identify suspicious behaviors and current and future threats.

•
Shortage of Security Analysts Increasing the Need for Automation. Security organizations are using data mining solutions to help conduct investigations and generate actionable insights. Typically, data mining solutions require security organizations to employ analysts and data scientists to operate them. However, there is a shortage of such qualified personnel globally leading to elongated investigations and increased risk that security threats go undetected or are not addressed. To overcome this challenge, many security organizations are seeking advanced data mining solutions that automate functions historically performed manually to improve the quality and speed of investigations. These organizations are also increasingly seeking artificial intelligence and other advanced data analysis tools to gain actionable intelligence faster with fewer analysts and data scientists.

•
Security Organizations Seeking Faster Innovation Through Open Software Solutions. As security threats have become more pervasive and complex, security organizations have been seeking faster innovation from security vendors. Historically, security organizations purchased customized solutions incorporating software, hardware and integration services. This project-based approach resulted in closed systems, limiting the pace of innovation as upgrades were complex, costly and time consuming. Today, we see a growing preference to purchase software solutions that are open and can run on standard hardware, that are faster and easier to deploy, and that can be refreshed more quickly to keep up with the accelerating pace of evolving threats.

See Item 1, “Business”, of this report for more information on key trends that we believe are driving demand for our solutions and “Risk Factors” under Item 1A of this report for a more complete description of risks that may impact future revenue and profitability. As discussed above, the current COVID-19 pandemic is also a material factor that may negatively impact us and demand for our solutions.

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

Revenue Recognition

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, initial and renewal support, project management, hosting services, bundled SaaS, optional managed services, product warranties, business advisory consulting and training services. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

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

We then look to how control transfers to the customer in order to determine the timing of revenue recognition. Software license revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of software licenses earlier than the beginning of the renewal period. In contracts that include customer acceptance, we recognize revenue when we have delivered the software and received customer acceptance. We recognize support revenue, which includes software updates on a when-and-if-available basis, telephone support, and bug fixes or patches, over the term of the customer support agreement, which is typically one year. Revenue related to professional services and customer education services is typically recognized as the services are performed.

Some of our customer contracts require significant customization of the software to meet the particular requirements specified by each customer. The contract pricing is stated as a fixed amount and generally results in the transfer of control of the applicable performance obligation over time. We recognize revenue based on the proportion of labor hours expended to the total hours expected to complete the performance obligation. The determination of the total labor hours expected to complete the performance obligation on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known. We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract.

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

Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2020, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment.

In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect to bypass a qualitative assessment, or if our qualitative assessment indicates that goodwill impairment is more likely than not, we perform quantitative impairment testing. If our quantitative testing determines that the carrying value of a reporting unit exceeds its fair value, goodwill impairment is recognized in an amount equal to that excess, limited to the total goodwill allocated to that reporting unit.

For reporting units where we decide to perform a qualitative assessment, we assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-

specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. We then consider the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

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

Based upon our November 1, 2019 quantitative goodwill impairment review of each reporting unit, we concluded that the estimated fair values of our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units significantly exceeded their carrying values. Our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units carried goodwill of $1.3 billion, $136.0 million, and $22.2 million, respectively, at January 31, 2020.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our income tax provision involves the application of complex tax laws and requires significant judgment and estimates. On December 22, 2017, the 2017 Tax Act was enacted in the United States. The 2017 Tax Act significantly revised the Internal Revenue Code and it included fundamental changes to taxation of U.S. multinational corporations. Compliance with the 2017 Tax Act requires significant complex computations not previously required by U.S. tax law.

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

During the three-year period ended January 31, 2020, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date.

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

Results of Operations

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended January 31, 2020 and 2019. A discussion regarding our financial condition and results of operations for the year ended January 31, 2019 compared to the year ended January 31, 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 28, 2019, which is hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced and is available free of charge on the SEC’s website at www.sec.gov and our website at www.verint.com/investor-relations.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018
Revenue	$1,303,634	$1,229,747	$1,135,229
Operating income	$87,856	$114,235	$48,630
Net income (loss) attributable to Verint Systems Inc.	$28,684	$65,991	$(6,627)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.43	$1.02	$(0.10)
Diluted	$0.43	$1.00	$(0.10)

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Our revenue increased approximately $73.9 million, or 6%, from $1,229.7 million in the year ended January 31, 2019 to $1,303.6 million in the year ended January 31, 2020. The increase consisted of a $73.7 million increase in service and support revenue and a $0.2 million increase in product revenue. In our Customer Engagement segment, revenue increased approximately $50.2 million, or 6%, from $796.3 million in the year ended January 31, 2019 to $846.5 million in the year ended January 31, 2020. The increase consisted of a $48.5 million increase in service and support revenue and a $1.7 million increase in product revenue. In our Cyber Intelligence segment, revenue increased approximately $23.6 million, or 5%, from $433.5 million in the year ended January 31, 2019 to $457.1 million in the year ended January 31, 2020. The increase consisted of a $25.1 million increase in service and support revenue, partially offset by a $1.5 million decrease in product revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 52%, 29%, and 19% of our total revenue, respectively, in the year ended January 31, 2020, compared to approximately 54%, 26%, and 20%, respectively, in the year ended January 31, 2019. Further details of changes in revenue are provided below.

Operating income was $87.9 million in the year ended January 31, 2020 compared to $114.2 million in the year ended January 31, 2019. This decrease in operating income was primarily due to an $85.7 million increase in operating expenses, which primarily consisted of a $62.7 million increase in selling, general and administrative expenses, a $22.6 million increase in net research and development expenses, and a $0.4 million increase in amortization of other acquired intangible assets, partially offset by a $59.4 million increase in gross profit, reflecting increased gross profit in both of our segments and a decrease in amortization of acquired technology intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $28.7 million, and diluted net income per common share was $0.43, in the year ended January 31, 2020, compared to net income attributable to Verint Systems Inc. of $66.0 million, and diluted net income per common share of $1.00, in the year ended January 31, 2019. The decrease in net income attributable to Verint Systems Inc. and diluted net income per common share in the year ended January 31, 2020 was primarily due to a $26.3 million decrease in operating income, as described above, a $10.1 million increase in our provision for income taxes, and a $2.8 million increase in net income attributable to our noncontrolling interests, partially offset by a $1.9 million decrease in total other expense, net. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the year ended January 31, 2020 to average exchange rates for the year ended January 31, 2019, the U.S. dollar strengthened relative to the euro, British pound sterling, Australian dollar, Brazilian real and Singapore dollar resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2020, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2019, our revenue would have been approximately $12.6 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $9.6 million higher, which would have resulted in a $3.0 million increase in operating income.

As of January 31, 2020, we employed approximately 6,500 professionals, including part-time employees and certain contractors, compared to approximately 6,100 at January 31, 2019.

Revenue by Operating Segment

The following table sets forth revenue for each of our operating segments for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,			% Change
(in thousands)	2020	2019	2018	2020 - 2019	2019 - 2018
Customer Engagement	$846,525	$796,287	$740,067	6%	8%
Cyber Intelligence	457,109	433,460	395,162	5%	10%
Total revenue	$1,303,634	$1,229,747	$1,135,229	6%	8%

Customer Engagement Segment

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Customer Engagement revenue increased approximately $50.2 million, or 6%, from $796.3 million in the year ended January 31, 2019 to $846.5 million in the year ended January 31, 2020. The increase consisted of a $48.5 million increase in service and support revenue and a $1.7 million increase in product revenue. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continued to see positive demand from customers across our portfolio of cloud-based solutions and, to a lesser extent, an increase in support revenue. Our customers have indicated a preference for cloud-based solutions, including existing customers that are migrating from on premises to cloud-based offerings. Over time, we expect support revenue will continue to decrease as a percentage of total recurring revenue as we continue to focus on increasing cloud revenue as a key strategic priority. The increase in product revenue was primarily due to an increase in recurring revenue, as we recognized revenue on several large, multi-year unbundled SaaS contracts during the current period, and the recognition of a large nonrecurring license arrangement executed during the year ended January 31, 2020 with no comparable transaction in the prior period. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on premises to cloud solutions.

Cyber Intelligence Segment

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Cyber Intelligence revenue increased approximately $23.6 million, or 5%, from $433.5 million in the year ended January 31, 2019 to $457.1 million in the year ended January 31, 2020. The increase consisted of a $25.1 million increase in service and support revenue, partially offset by a $1.5 million decrease in product revenue. The increase in service and support revenue was primarily attributable to an increase in support and professional services revenue from existing customers. The decrease in product revenue was primarily due to a decrease in product deliveries, including a reduction in pass-through hardware revenue, and the recognition of a long-term customization project in the year ended January 31, 2019 with no comparable transaction in the current period, partially offset by an increase in progress realized during the current period on long-term projects for which revenue is recognized over time using the percentage-of-completion (“POC”) method.

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

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products, unbundled SaaS, and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, initial and renewal support, project management, hosting services, cloud deployments, bundled SaaS, optional managed services, product warranties, and business advisory consulting and training services.

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,			% Change
(in thousands)	2020	2019	2018	2020 - 2019	2019 - 2018
Product revenue	$454,875	$454,650	$399,662	—%	14%
Service and support revenue	848,759	775,097	735,567	10%	5%
Total revenue	$1,303,634	$1,229,747	$1,135,229	6%	8%

Product Revenue

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Product revenue increased approximately $0.2 million, from $454.7 million for the year ended January 31, 2019 to $454.9 million for the year ended January 31, 2020, resulting from a $1.7 million increase in our Customer Engagement segment and a $1.5 million decrease in our Cyber Intelligence segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Service and support revenue increased approximately $73.7 million, or 10%, from $775.1 million for the year ended January 31, 2019 to $848.8 million for the year ended January 31, 2020, resulting from a $48.6 million increase in our Customer Engagement segment and a $25.1 million increase in our Cyber Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,			% Change
(in thousands)	2020	2019	2018	2020 - 2019	2019 - 2018
Cost of product revenue	$127,183	$129,922	$131,989	(2)%	(2)%
Cost of service and support revenue	312,599	293,888	276,582	6%	6%
Amortization of acquired technology	23,984	25,403	38,216	(6)%	(34)%
Total cost of revenue	$463,766	$449,213	$446,787	3%	1%

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

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Cost of product revenue decreased approximately $2.7 million, or 2%, from $129.9 million for the year ended January 31, 2019 to $127.2 million for the year ended January 31, 2020, primarily due to decreased cost of product revenue in our Cyber Intelligence segment, driven primarily by a decrease in subcontractor costs, as a result of our investments in R&D to further productize our portfolio and, to a lesser extent, a reduction in the amount of pass-through hardware reselling activity. Our overall product gross margins increased from 71% in the year ended January 31, 2019 to 72% in the year ended January 31, 2020. Product gross margins in our Cyber Intelligence segment increased from 61% in the year ended January 31, 2019 to 64% in the year ended January 31, 2020 primarily due to a change in product mix, a decrease in product customization work that is not considered a separate performance obligation, and a reduction in the amount of pass-through hardware reselling activity. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold. Product gross margins in our Customer Engagement segment were 84% in each of the years ended January 31, 2020 and 2019.

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

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Cost of service and support revenue increased approximately $18.7 million, or 6%, from $293.9 million in the year ended January 31, 2019 to $312.6 million in the year ended January 31, 2020. The increase was primarily due to increased employee compensation and related expenses as a result of additional services employee headcount to support the delivery of our services and support revenue and an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins were 63% and 62% in the years ended January 31, 2020 and 2019, respectively.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Amortization of acquired technology decreased approximately $1.4 million, or 6%, from $25.4 million in the year ended January 31, 2019 to $24.0 million in the year ended January 31, 2020. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2020, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Divestitures” to our consolidated financial statements included under Item 8 of this report.

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

The following table sets forth research and development, net for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,			% Change
(in thousands)	2020	2019	2018	2020 - 2019	2019 - 2018
Research and development, net	$231,683	$209,106	$190,643	11%	10%

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Research and development, net increased approximately $22.6 million, or 11%, from $209.1 million in the year ended January 31, 2019 to $231.7 million in the year ended January 31, 2020. The increase was primarily due to a $18.8 million increase in employee compensation and related expenses as a result of increased investment in R&D headcount, a $5.5 million increase in R&D contractor expenses primarily related to our Cyber Intelligence segment, a $3.6 million increase in stock-based compensation expenses as a result of a change in R&D employee bonus payment structure, and a $1.4 million increase in software subscription expenses related to internal-use software, partially offset by a $9.0 million increase in capitalized software development costs in the year ended January 31, 2020 compared to the year ended January 31, 2019.

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

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,			% Change
(in thousands)	2020	2019	2018	2020 - 2019	2019 - 2018
Selling, general and administrative	$488,871	$426,183	$414,960	15%	3%

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Selling, general and administrative expenses increased approximately $62.7 million, or 15%, from $426.2 million in the year ended January 31, 2019 to $488.9 million in the year ended January 31, 2020. This increase was primarily attributable to a $23.0 million increase in employee compensation expenses due to increased headcount as a result of recent acquisitions, a $10.0 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price, an increase in the number of grant participants, and a change in employee bonus payment structure, a $7.9 million increase in professional fees related to a shareholder proxy contest that was settled during the three months ended July 31, 2019, a $5.3 million increase in professional fees related to the planned separation of our businesses (as discussed in “-Overview” above), a $4.9 million increase in software subscription expenses related to internal-use software, a $3.3 million increase in the use of contractors for corporate support activities, a $2.9 million increase in depreciation expense on fixed assets used for general administration purposes, a $2.8 million increase in facility expenses as a result of recent acquisitions, and a $2.3 million loss recognized on the disposition of an insignificant business in our Customer Engagement segment. Selling, general, and administrative expenses were also impacted by a $3.1 million increase due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $3.6 million in the year ended January 31, 2019 to a net benefit of $0.5 million during the year ended January 31, 2020, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. These increases were partially offset by a $4.4 million decrease in legal fees primarily associated with acquisition activity.

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

The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,			% Change
(in thousands)	2020	2019	2018	2020 - 2019	2019 - 2018
Amortization of other acquired intangible assets	$31,458	$31,010	$34,209	1%	(9)%

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Amortization of other acquired intangible assets increased approximately $0.5 million, or 1%, from $31.0 million in the year ended January 31, 2019 to $31.5 million in the year ended January 31, 2020 as a result of an increase in amortization expense from acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2020.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Divestitures” to our consolidated financial statements included under Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,			% Change
(in thousands)	2020	2019	2018	2020 - 2019	2019 - 2018
Interest income	$5,620	$4,777	$2,477	18%	93%
Interest expense	(40,378)	(37,344)	(35,959)	8%	4%
Losses on early retirements of debt	—	—	(2,150)	—%	*
Other income (expense):
Foreign currency (losses) gains	(56)	(5,519)	6,760	(99)%	(182)%
Gains (losses) on derivatives	599	2,511	(17)	(76)%	*
Other, net	(338)	(898)	(841)	(62)%	7%
Total other income (expense), net	205	(3,906)	5,902	(105)%	(166)%
Total other expense, net	$(34,553)	$(36,473)	$(29,730)	(5)%	23%

* Percentage is not meaningful.

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Total other expense, net, decreased by $1.9 million from $36.5 million in the year ended January 31, 2019 to $34.6 million in the year ended January 31, 2020.

Interest expense increased to $40.4 million in the year ended January 31, 2020 from $37.3 million in the year ended January 31, 2019 primarily due to higher interest rates on outstanding borrowings discussed in Note 7, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report and a $1.0 million reversal of accrued interest related to a legal matter which was settled in the year ended January 31, 2019.

We recorded insignificant net foreign currency losses in the year ended January 31, 2020 compared to $5.5 million of net foreign currency losses in the year ended January 31, 2019. Our foreign currency gains and losses are primarily the result of the fluctuation of the U.S. dollar relative to other foreign currencies, mainly the British pound sterling, euro, Israeli shekel, Brazilian real, and Singapore dollar.

In the year ended January 31, 2020, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.6 million, compared to $2.5 million of net gains on such instruments for the year ended January 31, 2019. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Provision for income taxes	$17,620	$7,542	$22,354

Year Ended January 31, 2020 compared to Year Ended January 31, 2019. Our effective income tax rate was 33.1% for the year ended January 31, 2020, compared to an effective income tax rate of 9.7% for the year ended January 31, 2019. For the year ended January 31, 2020, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to the impact of U.S. taxation of certain foreign activities of $12.0 million, offset by a net tax benefit of $6.7 million recorded in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction, the mix and levels of income and losses among taxing jurisdictions, and other changes in unrecognized income tax benefits.

For the year ended January 31, 2019, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 21.0% due to net reduction in valuation allowances of $24.1 million, the mix and levels of income and losses among taxing jurisdictions, and changes in unrecognized income tax benefits. The net reduction in valuation allowances primarily related to reductions in U.S. valuation allowances as a result of deferred tax liabilities recorded in connection with business combinations, and the utilization of significant NOLs, which reduced our deferred tax assets. As a result, we ended the year in a net federal deferred tax liability position in the U.S. The deferred income tax liabilities recorded in connection with business combinations were primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the business combination accounting.

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

On December 4, 2019, we announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) will make an investment in us in an amount of up to $400 million, subject to customary closing conditions including the receipt of required regulatory and government approvals. Under the terms of the agreement, the Apax Investor will initially purchase $200 million of our Series A convertible preferred stock, which is expected to occur during the first quarter of our fiscal year ending January 31, 2021, with an initial conversion price of $53.50. The initial conversion price represents a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. Assuming completion of the Spin-Off described above, the Series A convertible preferred stock will not participate in the Spin-Off distribution of the shares of the company holding the Company’s Cyber Intelligence Solutions business, and instead, the conversion price will be adjusted based on the ratio of the trading prices of the two companies over a short period following the Spin-Off, subject to a collar. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200 million of Series B convertible preferred stock in the Company, as the entity holding the Customer Engagement Solutions business. The Series B convertible preferred stock will be convertible at a conversion price that is 100% of the average of the volume-weighted average price per share of the common stock for the 20 consecutive trading days immediately following the consummation of the Spin-Off, subject to a collar on the minimum and maximum enterprise value of the Company post consummation of the Spin-Off. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis will be approximately 5%. Following completion of the Spin-Off and assuming the issuance of the Series B preferred stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. The convertible preferred stock will pay dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A preferred stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of preferred stock. We intend to use the proceeds from the initial Apax investment in connection with the stock repurchase program (as described below under “Liquidity and Capital Resources Requirements”) that we announced on December 4, 2019, and for general corporate purposes.

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service and periodically for business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is currently sufficient to support our business operations, including debt service, capital expenditure requirements, and in connection with the Apax investment described above, dividends on the convertible preferred stock.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”). Further discussion of our 2017 Credit Agreement and 2018 Amendment appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $74 million and $90 million of net cash expended for business acquisitions during the years ended January 31, 2020 and 2019, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $426.6 million and $399.4 million as of January 31, 2020 and 2019, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $26.3 million and $23.1 million at January 31, 2020 and 2019, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of January 31, 2020, and withholding taxes of $15.0 million accrued as of January 31, 2020, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Cash and cash equivalents	$379,146	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	43,860	42,262
Short-term investments	20,215	32,329
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$443,221	$444,566
Total debt, including current portions	$837,048	$782,128

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and in connection with the Apax investment described above, dividends on the convertible preferred stock, we expect that our primary usage of cash will be for business combinations and the completion of our current stock repurchase program (including the repayment of any borrowings under our revolving credit facility used to fund the stock repurchase program). We will consider using any excess cash for additional share repurchases (subject to the terms of our 2017 Credit Agreement and convertible preferred stock to be issued in connection with the Apax investment) or to repay outstanding indebtedness.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$237,904	$215,251	$176,327
Net cash used in investing activities	(125,801)	(175,723)	(146,194)
Net cash used in financing activities	(111,322)	(21,881)	(5,503)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,823)	(3,158)	4,251
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,042)	$14,489	$28,881

Our operating activities generated $237.9 million of cash during the year ended January 31, 2020, which was offset by $237.1 million of net cash used in combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items, and working capital changes. Operating activities generated $237.9 million of net cash during the year ended January 31, 2020, compared to $215.3 million generated during the year ended January 31, 2019. Our improved operating cash flow in the current year was primarily due to the net effect of changes in operating assets and liabilities, the net effect of non-cash items, and $10.5 million of lower combined interest and net income tax payments, partially offset by lower net income, as compared to the prior year.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the year ended January 31, 2020, our investing activities used $125.8 million of net cash, including $74.1 million of net cash utilized for business acquisitions, $52.3 million of payments for property, equipment, and capitalized software development costs, of which $4.0 million relates to the separation of our businesses as described above, and a $14.2 million increase in restricted bank time deposits during the period. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. The cash used by these investing activities was partially offset by $11.9 million of net maturities and sales of short-term investments and proceeds from settlements of our derivative financial instruments not designated as hedges.

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

We had no significant commitments for capital expenditures at January 31, 2020.

Net Cash Used in Financing Activities

For the year ended January 31, 2020, our financing activities used $111.3 million of net cash, the most significant portions of which were $113.7 million of payments to repurchase treasury stock, $24.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, payments of $6.0 million related to deferred purchase price of a prior period business combination, $6.5 million for repayments of borrowings and other financing obligations, and $5.5 million of distributions and dividends to the noncontrolling shareholders of two of our subsidiaries. The     cash used by these financing activities was partially offset by $45.0 million of proceeds from borrowings under our revolving credit facility used to fund our stock repurchase program.

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

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, in connection with the Apax investment described above, dividends on the convertible preferred stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our 2017 Credit Agreement.

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

On December 4, 2019, we announced that our board of directors had authorized a new share repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021. During the year ended January 31, 2020, we acquired approximately 2,119,000 shares of treasury stock at a cost of $116.1 million under this program, of which $2.8 million was settled in cash in February 2020.

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

As of January 31, 2020, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2020, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2020, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreements

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement.

The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The majority of the proceeds from the 2017 Term Loan were used to repay all outstanding term loans under our prior credit agreement.

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

For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Leverage Ratio. Borrowings under the 2017 Revolving Credit Facility were $45.0 million as of January 31, 2020. As of January 31, 2020, the interest rate on our revolving credit facility borrowings was 3.41%.
As of January 31, 2020, the interest rate on the 2017 Term Loan was 3.85%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.02% at January 31, 2020. As of January 31, 2019, the interest rate on the 2017 Term Loan was 4.52%.

In February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on the term loans under our prior credit agreement, under which we paid interest at a fixed rate of 4.143% and received variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the prior credit agreement was terminated on June 29, 2017, the 2016 Swap remained in effect until September 6, 2019, and served as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. Effective June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the prior credit agreement, the 2016 Swap was no longer formally designated as a cash flow hedge for accounting purposes, and therefore subsequent settlements were reported within other income (expense), net on the consolidated statement of operations, not within interest expense. The 2016 Swap matured on September 6, 2019.

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

The 2018 Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the consolidated statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At January 31, 2020, our Leverage Ratio was approximately 2.2 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Contractual Obligations

At January 31, 2020, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$946,044	$27,896	$490,723	$427,425	$—
Operating lease obligations	134,206	28,675	43,289	34,718	27,524
Finance lease obligations	10,805	3,195	5,584	2,026	—
Purchase obligations	228,010	139,572	53,256	35,182	—
Other long-term obligations	240	47	94	95	4
Total contractual obligations	$1,319,305	$199,385	$592,946	$499,446	$27,528

The long-term debt obligations reflected above include projected interest payments of $86.7 million over the term of our outstanding debt as of January 31, 2020, assuming interest rates consistent with those in effect for our 2017 Term Loan as of January 31, 2020.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2020, total expected future sublease income was $3.7 million and will range from $0.6 million to $0.9 million on an annual basis through February 2025.

We entered into leases for infrastructure equipment that qualify as finance leases during the years ended January 31, 2020 and 2019.

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

Our consolidated balance sheet at January 31, 2020 included $22.4 million of non-current tax reserves, net of related benefits (including interest and penalties of $2.9 million) for uncertain tax positions. However, these amounts are not included in the table above because we are unable to reasonably estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the year ended January 31, 2020, we made $33.1 million of payments under contingent consideration arrangements. As of January 31, 2020, potential future cash payments under contingent consideration arrangements, including consideration earned in completed performance periods which is still to be paid, total $136.9 million, the estimated fair value of which was $42.9 million, including $22.9 million reported in accrued expenses and other current liabilities, and $20.0 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of January 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The margin for the 2017 Term loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio. As of January 31, 2020, we have $414.4 million of outstanding term loan borrowings and $45.0 million of outstanding borrowings under the revolving credit facility. As of January 31, 2020, the interest rate on our term loan borrowings was 3.85%, and the interest rate on our revolving credit facility borrowings was 3.41%.

Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate risks associated with the variable interest rates on the term loan borrowings under the prior credit agreement, in February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we paid interest at a fixed rate of 4.143% and received variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of

2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the prior credit agreement was terminated on June 29, 2017, the 2016 Swap remained in effect until September 6, 2019, and served as an economic hedge to partially mitigate the risk of higher borrowing costs under the 2017 Credit Agreement resulting from increases in market interest rates. Settlements with the counterparty under the 2016 Swap occurred quarterly and the 2016 Swap matured on September 6, 2019.

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

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap in September 2019, under which we pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty occur on a quarterly basis, and began on November 1, 2019. The 2018 Swap is designated as a cash flow hedge for accounting purposes and will terminate on June 29, 2024. As of January 31, 2020, the fair value of the 2018 Swap was a loss of $13.5 million.

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

The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021, and we are considering the impact of the planned phase out would have on this facility. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. However, it is currently uncertain what, if any, alternative reference interest rates, including SOFR, or other reforms will be enacted in response to the planned phase out, and we cannot assure you that an alternative to LIBOR (on which the Eurodollar Rate is based) that we find acceptable will be available to us.

Excluding the impact of the interest swap agreement, upon our borrowings as of January 31, 2020, for each 1.00% increase in the applicable LIBOR rate, our annual interest expense would increase by approximately $4.6 million.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits, and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2020.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2020 and 2019, we had cash and cash equivalents totaling approximately $379.1 million and $370.0 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $70.2 million and $65.5 million, respectively, of restricted cash, cash equivalents, and restricted bank time deposits (including long-term portions) which were not available for general operating use. These restricted balances primarily represent deposits to secure bank guarantees in connection with customer sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $20.2 million and $32.3 million at January 31, 2020 and 2019, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2020, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2019. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and cash equivalents, bank time deposits, and short-term investments to increase or decrease by approximately $2.3 million, assuming a similar level of investments in the year ending January 31, 2021 as in the year ended January 31, 2020.

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

For the year ended January 31, 2020, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, Singapore, and Australia. We also generate some portion of our revenue in foreign currencies, mainly the euro, British pound sterling, Singapore dollar, and Australian dollar. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impact from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reported within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency losses of $0.1 million and $5.5 million for the years ended January 31, 2020, and 2019, respectively, and gains of $6.8 million, for the year ended January 31, 2018.

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

During the years ended January 31, 2020 and 2019, we recorded $0.6 million and $1.9 million of net gains on foreign currency forward contracts not designated as hedges for accounting purposes. For the year ended January 31, 2018, net losses on foreign currency forward contracts not designated as hedges for accounting purposes were $2.5 million. We had $0.7 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2020, with notional amounts totaling $89.0 million. We had $0.7 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2019, with notional amounts totaling $123.0 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2020. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $2.8 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $3.4 million.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Over Time Accounting - Input Method - Refer to Note 2 to the financial statements
Critical Audit Matter Description

The Company recognizes revenue for contracts in the Cyber Intelligence Solutions segment that require significant customization of the software to meet the requirements of the customer over the term of the contract (“over time”) as the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment including a reasonable profit throughout the process. The Company uses labor hours incurred to measure progress towards completion for contracts involving significant customization and the extent of progress towards completion is measured based on the ratio of labor hours incurred to the total estimated labor hours at completion of the performance obligation. The Company’s determination of revenue recognition for contracts accounted for over time that require significant customization of the software involves estimating the total labor hours needed to complete the contracts and updating those estimates throughout the life of those contracts. This requires management to make significant estimates related to forecasts of future labor hours for contracts for which revenue is recognized over time. Changes in the estimates of total labor at completion for such contracts could have a significant impact on the timing or amount of revenue recognition during the year.

Given the judgments necessary to estimate total labor hours at completion for contracts involving significant customization for which revenue is recognized over time, auditing such estimates required extensive audit effort due to the complexity of long-term contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future labor hours and labor hours at completion included the following, among others:

•	We tested the effectiveness of controls over revenue recognized over time, including those over labor hours incurred to date and estimates of future labor hours at completion.

•	We selected a sample of contracts accounted for over time that required significant customization of the software and performed the following;

–	Evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.

–	Tested the completeness and accuracy of labor hours incurred by agreeing to supporting documentation and time-charged records and corroborating the labor hours incurred with project managers.

–	Evaluated the reasonableness and consistency of the methods and assumptions used by management to develop the estimates of future labor hours and labor hours at completion.

–
Evaluated management’s ability to achieve the estimates of future labor hours and labor hours at completion by comparing the estimates to management’s work plans and performing corroborating inquiries with the Company’s project managers related to their expectation of labor hours at completion.

•	Evaluated management’s ability to estimate total labor hours by comparing the estimated labor hours at contract inception to actual labor hours incurred at project completion or as of year-end.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 31, 2020

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$379,146	$369,975
Restricted cash and cash equivalents, and restricted bank time deposits	43,860	42,262
Short-term investments	20,215	32,329
Accounts receivable, net of allowance for doubtful accounts of $5.3 million and $3.8 million, respectively	382,435	375,663
Contract assets	64,961	63,389
Inventories	20,495	24,952
Prepaid expenses and other current assets	87,946	97,776
Total current assets	999,058	1,006,346
Property and equipment, net	116,111	100,134
Operating lease right-of-use assets	102,149	—
Goodwill	1,469,211	1,417,481
Intangible assets, net	197,764	225,183
Deferred income taxes	13,802	21,040
Other assets	117,963	96,843
Total assets	$3,016,058	$2,867,027

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$71,604	$71,621
Accrued expenses and other current liabilities	229,698	208,481
Current maturities of long-term debt	4,250	4,343
Contract liabilities	397,350	377,376
Total current liabilities	702,902	661,821
Long-term debt	832,798	777,785
Long-term contract liabilities	40,565	30,094
Operating lease liabilities	90,372	—
Deferred income taxes	39,829	43,171
Other liabilities	67,155	93,352
Total liabilities	1,773,621	1,606,223
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at January 31, 2020 and 2019, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 68,529,000 and 66,998,000 shares; outstanding 64,738,000 and 65,333,000 shares at January 31, 2020 and 2019, respectively	68	67
Additional paid-in capital	1,660,889	1,586,266
Treasury stock, at cost 3,791,000 and 1,665,000 shares at January 31, 2020 and 2019, respectively	(174,134)	(57,598)
Accumulated deficit	(105,590)	(134,274)
Accumulated other comprehensive loss	(151,865)	(145,225)
Total Verint Systems Inc. stockholders' equity	1,229,368	1,249,236
Noncontrolling interests	13,069	11,568
Total stockholders' equity	1,242,437	1,260,804
Total liabilities and stockholders' equity	$3,016,058	$2,867,027

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018
Revenue:
Product	$454,875	$454,650	$399,662
Service and support	848,759	775,097	735,567
Total revenue	1,303,634	1,229,747	1,135,229
Cost of revenue:
Product	127,183	129,922	131,989
Service and support	312,599	293,888	276,582
Amortization of acquired technology	23,984	25,403	38,216
Total cost of revenue	463,766	449,213	446,787
Gross profit	839,868	780,534	688,442
Operating expenses:
Research and development, net	231,683	209,106	190,643
Selling, general and administrative	488,871	426,183	414,960
Amortization of other acquired intangible assets	31,458	31,010	34,209
Total operating expenses	752,012	666,299	639,812
Operating income	87,856	114,235	48,630
Other income (expense), net:
Interest income	5,620	4,777	2,477
Interest expense	(40,378)	(37,344)	(35,959)
Losses on early retirements of debt	—	—	(2,150)
Other income (expense), net	205	(3,906)	5,902
Total other expense, net	(34,553)	(36,473)	(29,730)
Income before provision for income taxes	53,303	77,762	18,900
Provision for income taxes	17,620	7,542	22,354
Net income (loss)	35,683	70,220	(3,454)
Net income attributable to noncontrolling interests	6,999	4,229	3,173
Net income (loss) attributable to Verint Systems Inc.	$28,684	$65,991	$(6,627)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.43	$1.02	$(0.10)
Diluted	$0.43	$1.00	$(0.10)

Weighted-average common shares outstanding:
Basic	66,129	64,913	63,312
Diluted	67,355	66,245	63,312

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended January 31,
(in thousands)	2020	2019	2018
Net income (loss)	$35,683	$70,220	$(3,454)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(772)	(34,485)	49,810
Net increase (decrease) from foreign exchange contracts designated as hedges	1,786	(4,774)	3,042
Net decrease from interest rate swap designated as a hedge	(9,473)	(4,028)	(1,021)
Benefit for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	1,809	1,466	85
Other comprehensive (loss) income	(6,650)	(41,821)	51,916
Comprehensive income	29,033	28,399	48,462
Comprehensive income attributable to noncontrolling interests	6,989	4,173	3,693
Comprehensive income attributable to Verint Systems Inc.	$22,044	$24,226	$44,769

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2017	62,419	$64	$1,449,335	$(57,147)	$(230,816)	$(154,856)	$1,006,580	$8,460	$1,015,040
Net (loss) income	—	—	—	—	(6,627)	—	(6,627)	3,173	(3,454)
Other comprehensive income	—	—	—	—	—	51,396	51,396	520	51,916
Stock-based compensation - equity-classified awards	—	—	57,414	—	—	—	57,414	—	57,414
Common stock issued for stock awards and stock bonuses	1,424	1	12,975	—	—	—	12,976	—	12,976
Treasury stock acquired	(7)	—	—	(278)	—	—	(278)	—	(278)
Initial noncontrolling interest related to business combination	—	—	—	—	—	—	—	2,300	2,300
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	595	595
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,304)	(3,304)
Cumulative effect of adoption of ASU No. 2016-16	—	—	—	—	(869)	—	(869)	—	(869)
Balances as of January 31, 2018	63,836	65	1,519,724	(57,425)	(238,312)	(103,460)	1,120,592	11,744	1,132,336
Net income	—	—	—	—	65,991	—	65,991	4,229	70,220
Other comprehensive loss	—	—	—	—	—	(41,765)	(41,765)	(56)	(41,821)
Stock-based compensation - equity-classified awards	—	—	57,659	—	—	—	57,659	—	57,659
Common stock issued for stock awards and stock bonuses	1,501	2	8,883	—	—	—	8,885	—	8,885
Treasury stock acquired	(4)	—	—	(173)	—	—	(173)	—	(173)
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	60	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(4,409)	(4,409)
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	38,047	—	38,047	—	38,047
Balances as of January 31, 2019	65,333	67	1,586,266	(57,598)	(134,274)	(145,225)	1,249,236	11,568	1,260,804
Net income	—	—	—	—	28,684	—	28,684	6,999	35,683
Other comprehensive loss	—	—	—	—	—	(6,640)	(6,640)	(10)	(6,650)
Stock-based compensation - equity-classified awards	—	—	65,080	—	—	—	65,080	—	65,080
Common stock issued for stock awards and stock bonuses	1,531	1	9,543	—	—	—	9,544	—	9,544
Treasury stock acquired	(2,126)	—	—	(116,536)	—	—	(116,536)	—	(116,536)
Dividends or distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,488)	(5,488)
Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$35,683	$70,220	$(3,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,532	88,915	105,730
Provision for doubtful accounts	2,572	2,746	559
Stock-based compensation, excluding cash-settled awards	82,698	66,657	69,296
Amortization of discount on convertible notes	12,490	11,850	11,243
Provision (benefit) from deferred income taxes	2,145	(3,017)	(7,533)
Non-cash (gains) losses on derivative financial instruments, net	(599)	(2,511)	17
Losses on early retirements of debt	—	—	2,150
Other non-cash items, net	4,544	(2,328)	(428)
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(6,894)	(21,520)	(23,512)
Contract assets	(1,470)	5,751	—
Inventories	1,752	(8,208)	(2,865)
Prepaid expenses and other assets	13,523	(4,753)	(1,748)
Accounts payable and accrued expenses	(14,488)	(15,648)	10,158
Contract liabilities	27,575	32,919	9,686
Other liabilities	(13,290)	(7,328)	8,599
Other, net	131	1,506	(1,571)
Net cash provided by operating activities	237,904	215,251	176,327

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(74,096)	(90,022)	(102,978)
Purchases of property and equipment	(35,028)	(31,686)	(35,530)
Purchases of investments	(47,407)	(59,065)	(11,875)
Maturities and sales of investments	59,324	33,118	8,721
Settlements of derivative financial instruments not designated as hedges	3,093	1,335	(1,558)
Cash paid for capitalized software development costs	(17,222)	(7,320)	(3,126)
Change in restricted bank time deposits, including long-term portion	(14,215)	(21,304)	362
Other investing activities	(250)	(779)	(210)
Net cash used in investing activities	(125,801)	(175,723)	(146,194)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	45,000	—	444,341
Repayments of borrowings and other financing obligations	(6,478)	(5,983)	(431,888)
Payments of equity issuance, debt issuance, and other debt-related costs	(212)	(206)	(7,137)
Dividends or distributions paid to noncontrolling interests	(5,488)	(4,409)	(3,304)
Purchases of treasury stock	(113,690)	(173)	—
Payments of deferred purchase price and contingent consideration for business combinations (financing portion) and other financing activities	(30,454)	(11,110)	(7,515)
Net cash used in financing activities	(111,322)	(21,881)	(5,503)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,823)	(3,158)	4,251
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,042)	14,489	28,881
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	412,699	398,210	369,329
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$411,657	$412,699	$398,210

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:

Cash and cash equivalents	$379,146	$369,975	$337,942
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	24,513	40,152	32,955
Restricted cash and cash equivalents included in other assets	7,998	2,572	27,313
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$411,657	$412,699	$398,210

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest research and development (“R&D”) teams focused on actionable intelligence consisting of approximately one-third of our approximately 6,500 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics and automation.

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our stockholders (the “Spin-Off”) that is intended to be tax-free to our stockholders for U.S. federal income tax purposes. We expect to complete the Spin-Off shortly after the end of our fiscal year ending January 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” under Item 7 of this report for a more detailed discussion of the planned Spin-Off.

On December 4, 2019, we also announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) will make an investment in us in an amount of up to $400 million, subject to customary closing conditions including the receipt of required regulatory and government approvals. Under the terms of the agreement, the Apax Investor will initially purchase $200 million of our Series A convertible preferred stock, which is expected to occur during the first quarter of our fiscal year ending January 31, 2021. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200 million of Series B convertible preferred stock in the Company, as the entity holding the Customer Engagement Solutions business. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis will be approximately 5%. Following completion of the Spin-Off and assuming the issuance of the Series B preferred stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. See “Management’s discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” under Item 7 of this report for a more detailed discussion of the planned Apax investment.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Impact of COVID-19 Pandemic

During the fourth quarter ended January 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on factors including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. As of the date of the consolidated financial statements presented in this report (January 31, 2020), the impact of the COVID-19 pandemic was not significant. No asset impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end to require such an impairment; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future.

See Note 19, “Subsequent Events”, for additional information regarding the impact of the COVID-19 pandemic.

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

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. We held no marketable debt securities at January 31, 2020 and 2019. Investments with maturities in excess of one year are included in other assets.

Accounts Receivable, Net

Trade accounts receivable are comprised of invoiced amounts due from customers for which we have an unconditional right to collect and are not interest-bearing. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, bank time deposits, short-term investments, trade accounts receivable, and contract assets. We invest our cash in bank accounts, certificates of deposit, and money market accounts with major financial institutions, in U.S. government and agency obligations, and in debt securities of corporations. By policy, we seek to limit credit exposure on investments through diversification and by restricting our investments to highly rated securities.

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable and contract assets are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. There are two customers in our Cyber Intelligence segment that combined accounted for $51.7 million and $84.3 million of our aggregated accounts receivable and contract assets, at January 31, 2020 and 2019, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the U.S., which we believe present insignificant credit risk.

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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Allowance for doubtful accounts, beginning of year	$3,777	$2,217	$1,842
Provisions charged to expense	2,572	2,746	559
Amounts written off	(1,176)	(1,172)	(482)
Other, including fluctuations in foreign exchange rates	151	(14)	298
Allowance for doubtful accounts, end of year	$5,324	$3,777	$2,217

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. The vast majority of equipment, furniture and other is depreciated over periods ranging from three years to seven years. Software is typically depreciated over periods ranging from three years to four years. Buildings are depreciated over periods ranging from ten years to twenty-five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Finance leased assets are amortized over the related lease term.

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

We conduct our business through two operating segments, which are also our reportable segments—Customer Engagement Solutions (“Customer Engagement”) and Cyber Intelligence Solutions (“Cyber Intelligence”). Organizing our business through two operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products, and technology. Our Chief Executive Officer is our CODM, who primarily reviews segment revenue and segment operating contribution when assessing the financial performance of our segments and allocating resources.

Segment revenue includes adjustments associated with revenue of acquired companies, which are not recognizable within GAAP revenue. These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values. Segment revenue adjustments can also result from aligning an acquired company’s historical revenue recognition policies to our policies.

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

Please refer to Note 17, “Segment, Geographic, and Significant Customer Information” for further details regarding our operating segments.

Goodwill and Other Acquired Intangible Assets

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

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2020, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment.

In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect to bypass a qualitative assessment, or if our qualitative assessment indicates that goodwill impairment is more likely than not, we perform quantitative impairment testing. If our quantitative testing determines that the carrying value of a reporting unit exceeds its fair value, goodwill impairment is recognized in an amount equal to that excess, limited to the total goodwill allocated to that reporting unit.

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

Acquired identifiable intangible assets include identifiable acquired technologies, customer relationships, trade names, distribution networks, non-competition agreements, sales backlog, and in-process research and development. We amortize the cost of finite-lived identifiable intangible assets over their estimated useful lives, which are periods of 10 years or less.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2020 and 2019.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our income tax provision involves the application of complex tax laws and requires significant judgment and estimates. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted in the United States. The 2017 Tax Act significantly revised the Internal Revenue Code and it included fundamental changes to taxation of U.S. multinational corporations. Compliance with the 2017 Tax Act requires significant complex computations not previously required by U.S. tax law.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $0.1 million and $5.5 million for the years ended January 31, 2020 and 2019, respectively, and net foreign currency gains of $6.8 million for the year ended January 31, 2018.

For consolidated reporting purposes, in those instances where a foreign subsidiary has a functional currency other than the U.S. dollar, revenue and expenses are translated into U.S. dollars using average exchange rates for the reporting period, while assets and liabilities are translated into U.S. dollars using period-end rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.

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

Leases
We determine if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use (“ROU”) assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities (long-term portions), on our consolidated balance sheets. Finance lease assets are included in property and equipment, and corresponding finance lease liabilities are included within accrued expenses and other current liabilities (current portions), and other liabilities (long-term portions), on our consolidated balance sheets.
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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

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

The adoption of ASU No. 2016-02 resulted in the recognition of ROU assets of approximately $100.4 million and lease liabilities for operating leases of approximately $110.4 million on our consolidated balance sheet as of February 1, 2019 with no material impact to our consolidated statements of operations. The ROU assets are lower than the operating lease liabilities primarily because previously recorded net deferred rent balances were reclassified into the ROU assets. There was no impact to our accumulated deficit upon adoption of the standard. The adoption of the new standard also resulted in significant additional disclosures regarding our leasing activities. Please refer to Note 15, “Leases” for further details.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies the option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The stranded tax effect represents the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the 2017 Tax Act was effective and the amount that would have been recorded using the newly enacted rate. We adopted this guidance on February 1, 2019, and the adoption did not have an impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Adoption of this standard had an immaterial impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes and is meant to simplify and reduce the cost of accounting for income taxes. This standard is effective for interim and annual reporting periods beginning after December 15, 2020. We are currently reviewing this standard but do not expect that it will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance prospectively to eligible costs incurred on or after February 1, 2020 and do not expect the implementation to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to The Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. Since the standard affects only disclosure requirements, we do not expect the adoption of the standard to have an impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. A modified retrospective adoption method is required, with a cumulative-effect adjustment to the opening retained earnings balance in the period of adoption. We are currently completing our evaluations of the impact of adopting this standard but do not expect its adoption to have a significant impact on our consolidated financial statements.

2.	REVENUE RECOGNITION

On February 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under prior guidance. For contracts that were modified before the effective date of ASU No. 2014-09, we recorded the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price in accordance with the practical expedient provided for under the accounting standard, which permits an entity to record the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

Under ASU No. 2014-09, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for contracts that are within the scope of new standard, we perform the following five steps:

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

Nature of Goods and Services

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products, and the sale of hardware products, and (b) service and support revenue, including revenue from installation services, initial and renewal support, project management, hosting services, cloud deployments, bundled SaaS, optional managed services, product warranties, business advisory consulting, and training services.

Our software licenses either provide our customers a perpetual right to use our software or the right to use our software for only a fixed term, in most cases between a one- and three-year time frame. Generally, our contracts do not provide significant services of integration and customization and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer. We rarely sell our software licenses on a standalone basis and as a result SSP is not directly observable and must be estimated. We apply the adjusted market assessment approach, considering both market conditions and entity specific factors such as assessment of historical data of bundled sales of software licenses with other promised goods and services in order to maximize the use of observable inputs. Software SSP is established based on an appropriate discount from our established list price, taking into consideration whether there are certain stratifications of the population with different pricing practices. Revenue for hardware is recognized at a point in time, generally upon shipment or delivery.

In our Cyber Intelligence Solutions segment certain contracts require us to significantly customize our software and these contracts are generally recognized over time as we perform because our performance does not create an asset with an alternative use and we have an enforceable right to payment plus a reasonable profit for performance completed to date. Revenue is recognized over time based on the extent of progress towards completion of the performance obligation. We use labor hours incurred to measure progress for these contracts because it best depicts the transfer of the asset to the customer. Under the labor hours incurred measure of progress, the extent of progress towards completion is measured based on the ratio of labor hours incurred to date to the total estimated labor hours at completion of the distinct performance obligation. Due to the nature of the work performed in these arrangements, the estimation of total labor hours at completion is complex, subject to many variables and requires significant judgment. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in revenue on a cumulative catch-up basis in the period in which the circumstances that gave rise to the revision become known. We use the expected cost plus a margin approach to estimate the SSP of our significantly customized solutions.

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

Our bundled SaaS contracts are typically comprised of a right to access our software, maintenance, hosting fees and standard managed services. We do not provide the customer the contractual right to take possession of the software at any time during the hosting period under these contracts. The customer can only benefit from the SaaS license, maintenance and standard managed services when combined with the hosting service as the hosting service is the only way for the customer to access the software and benefit from the maintenance and managed services. Accordingly, each of the license, maintenance, hosting and standard managed services is not considered a distinct performance obligation in the context of the contract, and are combined into a single performance obligation (“bundled SaaS services”) and recognized ratably over the contract period. Our bundled SaaS customer contracts can consist of fixed, variable, and usage based fees. Typically, we invoice a portion of the fees at the outset of the contract and then monthly or quarterly thereafter. Certain bundled SaaS contracts include a nonrefundable upfront fee for setup services, which are not distinct from the bundled SaaS services. Non-distinct setup services represent an advanced payment for future bundled SaaS services, and are recognized as revenue when those bundled SaaS services are satisfied, unless the nonrefundable fee is considered to be a material right, in which case the nonrefundable fee is recognized over the expected benefit period, which includes anticipated renewals. We determine SSP for our bundled SaaS services based on the price at which the performance obligation is sold separately, which is observable through past renewal transactions. We satisfy our bundled SaaS services by providing access to our software over time and processing transactions for usage based contracts. For non-usage based fees, the period of time over which we perform is commensurate with the contract term because that is the period during which we have an obligation to provide the service. The performance obligation is recognized on a time elapsed basis, by month for which the services are provided.

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

•
Nonrecurring revenue primarily consists of our perpetual licenses, long-term projects including software customizations that are recognized over time as control transfers to the customer using a percentage-of-completion (“POC”) method, consulting, implementation and installation services, training, and hardware.

	Year Ended January 31, 2020			Year Ended January 31, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$223,397	$231,478	$454,875	$221,721	$232,929	$454,650
Service and support	623,128	225,631	848,759	574,566	200,531	775,097
Total revenue	$846,525	$457,109	$1,303,634	$796,287	$433,460	$1,229,747

Revenue by recurrence:
Recurring revenue	$534,378	$192,578	$726,956	$465,671	$165,265	$630,936
Nonrecurring revenue	312,147	264,531	576,678	330,616	268,195	598,811
Total revenue	$846,525	$457,109	$1,303,634	$796,287	$433,460	$1,229,747

The following table provides a further disaggregation of revenue for our Customer Engagement segment:

	Years Ended January 31,
(in thousands)	2020	2019
Customer Engagement revenue
Recurring revenue
Bundled SaaS revenue	$115,925	$84,715
Unbundled SaaS revenue	43,368	24,925
Optional managed services revenue	56,534	41,103
Total cloud revenue	215,827	150,743
Support revenue	318,551	314,928
Total recurring revenue	534,378	465,671
Nonrecurring revenue
Perpetual revenue	179,882	196,125
Professional services revenue	132,265	134,491
Total nonrecurring revenue	312,147	330,616
Total Customer Engagement revenue	$846,525	$796,287

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

	January 31,
(in thousands)	2020	2019
Accounts receivable, net	$382,435	$375,663
Contract assets	$64,961	$63,389
Long-term contract assets (included in Other assets)	$1,358	$1,375
Contract liabilities	$397,350	$377,376
Long-term contract liabilities	$40,565	$30,094

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and our significantly customized solutions as the right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and had no asset impairment related to contract assets in the years ended January 31, 2020 and 2019. There are two customers in our Cyber Intelligence segment that accounted for a combined $51.7 million and $84.3 million of our aggregated accounts receivable and contract assets at January 31, 2020 and January 31, 2019, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the U.S. which we believe present insignificant credit risk. During the years ended January 31, 2020 and January 31, 2019, we transferred $49.1 million and $60.3 million, respectively, to accounts receivable from contract assets recognized at the beginning of each period, as a result of the right to the transaction consideration becoming unconditional. We recognized $48.8 million and $63.8 million of contract assets during the years ended January 31, 2020 and January 31, 2019, respectively. Contract assets recognized during the period primarily related to multi-year unbundled SaaS contracts in our Customer Engagement segment that are invoiced annually with license revenue recognized upfront.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the years ended January 31, 2020 and January 31, 2019 from amounts included in contract liabilities at the beginning of each period was $331.6 million and $303.0 million, respectively.

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

The following table provides information about remaining performance obligations for each of our operating segments:

	January 31, 2020			January 31, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
RPO:
Expected to be recognized within 1 year	$374,982	$356,677	$731,659	$358,916	$302,703	$661,619
Expected to be recognized in more than 1 year	117,497	225,056	342,553	91,472	267,436	358,908
Total RPO	$492,479	$581,733	$1,074,212	$450,388	$570,139	$1,020,527

Costs to Obtain and Fulfill Contracts

We capitalize commissions paid to internal sales personnel and agent commissions that are incremental to obtaining customer contracts. We have determined that these commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized sales and agent commissions are amortized on a straight-line basis over the period the goods or services are transferred to the customer to which the assets relate, which ranges from immediate to as long as six years, if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. A portion of the initial commission payable on the majority of Customer Engagement contracts is amortized over the anticipated support renewal period, which is generally four to six years, due to commissions paid on support renewal contracts not being commensurate with amounts paid on the initial contract.

Total capitalized costs to obtain contracts were $45.0 million as of January 31, 2020, of which $7.7 million is included in prepaid expenses and other current assets and $37.3 million is included in other assets on our consolidated balance sheet. Total capitalized costs to obtain contracts were $36.3 million as of January 31, 2019, of which $6.5 million is included in prepaid expenses and other current assets and $29.8 million is included in other assets on our consolidated balance sheet. During the years ended January 31, 2020 and January 31, 2019, we expensed $54.4 million and $45.7 million, respectively, of sales and agent commissions, which are included in selling, general and administrative expenses and there was no impairment loss recognized for these capitalized costs.

We capitalize costs incurred to fulfill our contracts when the costs relate directly to the contract and are expected to generate resources that will be used to satisfy the performance obligation under the contract and are expected to be recovered through revenue generated under the contract. Costs to fulfill contracts are expensed to cost of revenue as we satisfy the related performance obligations. Total capitalized costs to fulfill contracts were $14.7 million as of January 31, 2020, of which $8.4 million is included in deferred cost of revenue and $6.3 million is included in long-term deferred cost of revenue on our consolidated balance sheet. Total capitalized costs to fulfill contracts were $14.9 million as of January 31, 2019, of which $10.3 million is included in deferred cost of revenue and $4.6 million is included in long-term deferred cost of revenue on our consolidated balance sheet. Deferred cost of revenue is classified in its entirety as current or long-term based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement. The amounts capitalized primarily relate to nonrecurring costs incurred in the initial phase of our bundled SaaS arrangements (i.e., setup costs), which consist of costs related to the installation of systems and processes and prepaid third-party cloud infrastructure costs. Capitalized setup costs are amortized on a straight-line basis over the expected period of benefit, which includes anticipated contract renewals or extensions, consistent with the transfer to the customer of the services to which the asset relates. During the years ended January 31, 2020 and January 31, 2019, we amortized $13.1 million and $18.3 million, respectively, of contract fulfillment costs.

3.	NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands, except per share amounts)	2020	2019	2018
Net income (loss)	$35,683	$70,220	$(3,454)
Net income attributable to noncontrolling interests	6,999	4,229	3,173
Net income (loss) attributable to Verint Systems Inc.	$28,684	$65,991	$(6,627)
Weighted-average shares outstanding:
Basic	66,129	64,913	63,312
Dilutive effect of employee equity award plans	1,226	1,332	—
Dilutive effect of 1.50% convertible senior notes	—	—	—
Dilutive effect of warrants	—	—	—
Diluted	67,355	66,245	63,312
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.43	$1.02	$(0.10)
Diluted	$0.43	$1.00	$(0.10)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Stock options and restricted stock-based awards	900	276	1,187
1.50% convertible senior notes	6,205	6,205	6,205
Warrants	6,205	6,205	6,205

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

On December 4, 2019, we announced that Valor Parent LP, an affiliate of Apax Partners, will invest up to $400 million in us, in the form of convertible preferred stock. The calculation of basic and diluted net income (loss) per common share will be impacted upon closing of the investment, which is expected to occur during the first quarter of our fiscal year ending January 31, 2021. Further details regarding the separation of our businesses and the convertible preferred stock investment appear in Note 1, “Summary of Significant Accounting Policies” under “Description of Business”.

4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2020 and 2019:

	January 31, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$379,057	$—	$—	$379,057
Money market funds	89	—	—	89
Total cash and cash equivalents	$379,146	$—	$—	$379,146

Short-term investments:
Bank time deposits	$20,215	$—	$—	$20,215
Total short-term investments	$20,215	$—	$—	$20,215

	January 31, 2019
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$359,266	$—	$—	$359,266
Money market funds	10,709	—	—	10,709
Total cash and cash equivalents	$369,975	$—	$—	$369,975

Short-term investments:
Bank time deposits	$32,329	$—	$—	$32,329
Total short-term investments	$32,329	$—	$—	$32,329

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the years ended January 31, 2020, 2019, and 2018, proceeds from maturities and sales of available-for-sale securities were $59.3 million, $33.1 million, and $8.7 million, respectively.

5.	BUSINESS COMBINATIONS AND DIVESTITURES

Year Ended January 31, 2020

During the year ended January 31, 2020, we completed four business combinations:

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

•
On December 18, 2019, we completed the acquisition of two software companies under common control focused on multi source intelligence and fusion analytics domains. These companies are being integrated into our Cyber Intelligence segment.

•	On January 13, 2020, we completed the acquisition of a SaaS based company providing web and mobile session replay solutions. This company is being integrated into our Customer Engagement segment.

These business combinations were not individually material to our consolidated financial statements.

The combined consideration for these business combinations of $89.3 million consisted of (i) $76.2 million of combined cash paid at closings or shortly thereafter, partially offset by $2.4 million of cash acquired, resulting in net cash consideration at closing of $73.8 million; and (ii) the fair value of the contingent consideration arrangements described below of $15.3 million; offset by (iii) $2.1 million of other purchase price adjustments. For three of the business combinations, we agreed to make potential additional cash payments to the respective former stockholders aggregating up to approximately $23.5 million, contingent upon the achievement of certain performance targets over periods extending through January 2022, the fair value of which was estimated to be $15.3 million at the acquisition date. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $50.7 million of goodwill associated with these business combinations, $39.1 million and $11.6 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively, and $15.7 million of which is deductible for income tax purposes.

Revenue and net income (loss) attributable to these business combinations for the year ended January 31, 2020 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these business combinations, totaled $5.7 million and $1.0 million for the year ended January 31, 2020 and 2019, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2020 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, goodwill, deferred income taxes, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2020:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$76,198
Fair value of contingent consideration	15,253
Other purchase price adjustments	(2,137)
Total purchase prices	$89,314

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$3,734
Other current assets, including cash acquired	14,086
Other assets	6,556
Current and other liabilities	(8,364)
Contract liabilities - current and long-term	(3,794)
Deferred income taxes	(4,061)
Net tangible assets	8,157
Identifiable intangible assets:
Customer relationships	13,299
Developed technology	14,443
Trademarks and trade names	1,367
Non-compete agreements	1,307
Total identifiable intangible assets	30,416
Goodwill	50,741
Total purchase prices allocation	$89,314

For these business combinations, customer relationships, developed technology, trademarks and trade names, and non-compete agreements were assigned estimated useful lives of from five years to nine years, four years to five years, three years to five years, and three years, respectively, the weighted average of which is approximately 6.1 years.

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

Among the factors contributing to the recognition of goodwill as a component of the ForeSee purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The $34.3 million of goodwill has been assigned to our Customer Engagement segment. For income tax purposes, $1.1 million of this goodwill is deductible and $33.2 million is not deductible.

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

Transaction and related costs directly related to the acquisition of ForeSee, consisting primarily of professional fees and integration expenses, were $3.5 million and $3.3 million for the years ended January 31, 2020 and 2019, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue attributable to ForeSee included in our consolidated statement of operations for the year ended January 31, 2019 was not material. A loss before provision (benefit) for income taxes of $6.0 million attributable to ForeSee is included in our consolidated statement of operations for the year ended January 31, 2019.

The following table sets forth the components and the allocation of the purchase price for our acquisition of ForeSee, including adjustments identified subsequent to the valuation date, none of which were material:

(in thousands)	Amount
Components of Purchase Price:
Cash	$58,901
Deferred purchase price consideration	6,000
Other purchase price adjustments	262
Total purchase price	$65,163

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$7,245
Other current assets, including cash acquired	8,101
Other assets	6,075
Current and other liabilities	(12,710)
Contract liabilities - current and long-term	(9,821)
Deferred income taxes	(10,687)
Net tangible liabilities	(11,797)
Identifiable intangible assets:
Customer relationships	19,400
Developed technology	20,000
Trademarks and trade names	3,300
Total identifiable intangible assets	42,700
Goodwill	34,260
Total purchase price allocation	$65,163

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

The combined consideration for these business combinations was approximately $51.3 million, including $33.1 million of combined cash paid at the closings. For two of these business combinations, we also agreed to make potential additional cash payments to the respective former stockholders aggregating up to approximately $35.5 million, contingent upon the achievement of certain performance targets over periods extending through January 2021. The fair value of these contingent consideration obligations was estimated to be $15.9 million at the applicable acquisition dates. The acquisition date fair value of our previously held equity interest was approximately $2.2 million and was included in the measurement of the consideration transferred. Cash paid for these business combinations was funded by cash on hand.

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

Revenue and net income (loss) attributable to these business combinations for the year ended January 31, 2019 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these business combinations, totaled $0.9 million for each of the years ended January 31, 2020 and 2019, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2019 are final.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations, other than ForeSee, completed during the year ended January 31, 2019, including adjustments identified subsequent to the respective valuation dates, none of which were material:

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

For these business combinations, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from seven years to ten years, three years to five years, and four years, respectively, the weighted average of which is approximately 6.6 years.

Year Ended January 31, 2018

During the year ended January 31, 2018, we completed seven business combinations:

•
On February 1, March 20, October 3, November 3, December 19, and December 21, 2017, we completed acquisitions of businesses that were integrated into our Customer Engagement operating segment. One of the transactions was an asset acquisition that qualified as a business combination, and another of which retained a noncontrolling interest.

•	On July 1, 2017, we completed the acquisition of a business that was integrated into our Cyber Intelligence operating segment.

These business combinations were not individually material to our consolidated financial statements.

The combined consideration for these business combinations was approximately $134.8 million, including $106.0 million of combined cash paid at the closings. For five of these business combinations, we also agreed to make potential additional cash payments to the respective former stockholders aggregating up to approximately $47.3 million, contingent upon the achievement of certain performance targets over periods extending through January 2022. The fair value of these contingent consideration obligations was estimated to be $25.9 million at the applicable acquisition dates. Cash paid for these business combinations was funded by cash on hand.

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

Revenue and the impact on net loss attributable to these business combinations for the year ended January 31, 2018 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these business combinations, totaled $0.4 million, $2.5 million and $4.9 million for the years ended January 31, 2020, 2019 and 2018, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

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

For these business combinations, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from three years to ten years, from three years to eight years, and from one year to seven years, respectively, the weighted average of which is approximately 6.8 years.

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2020 was not material to our historical consolidated operating results and is therefore not presented.

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

For the years ended January 31, 2020, 2019, and 2018, we recorded benefits of $0.5 million, $3.6 million, and $8.3 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $42.9 million at January 31, 2020, of which $22.9 million was recorded within accrued expenses and other current liabilities, and $20.0 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $33.1 million, $13.6 million, and $9.4 million for the years ended January 31, 2020, 2019, and 2018, respectively.

Divestiture

In January 2020, we completed the sale of an insignificant subsidiary in our Customer Engagement segment, which qualified as a separate business, as it no longer fit with our strategic direction or growth targets. In accordance with the terms of the sale agreement, the aggregate purchase price is equal to a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing date. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The transaction reduced goodwill by $1.1 million and intangible assets by $1.9 million. The transaction resulted in a loss of approximately $2.2 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2020 and 2019:

	January 31, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$465,130	$(328,069)	$137,061
Acquired technology	294,841	(241,585)	53,256
Trade names	12,957	(6,783)	6,174
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(34)	1,273
Total intangible assets	$778,675	$(580,911)	$197,764

	January 31, 2019
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$452,918	$(299,549)	$153,369
Acquired technology	285,230	(221,145)	64,085
Trade names	12,859	(5,130)	7,729
Distribution network	4,440	(4,440)	—
Total intangible assets	$755,447	$(530,264)	$225,183

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Customer Engagement	$189,896	$218,738
Cyber Intelligence	7,868	6,445
Total	$197,764	$225,183

Total amortization expense recorded for acquisition-related intangible assets was $55.4 million, $56.4 million, and $72.4 million for the years ended January 31, 2020, 2019, and 2018, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2021	$50,083
2022	46,645
2023	38,570
2024	28,262
2025	11,814
Thereafter	22,390
Total	$197,764

During the years ended January 31, 2020 and 2018, we recorded $0.1 million and $3.3 million, respectively, of impairments for certain acquired trade names and customer-related intangible assets, which is included within selling, general and administrative expenses. No impairments of acquired intangible assets were recorded during the year ended January 31, 2019.

Goodwill activity for the years ended January 31, 2020, and 2019, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2019:
Goodwill, gross, at January 31, 2018	$1,455,164	$1,307,136	$148,028
Accumulated impairment losses through January 31, 2018	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2018	1,388,299	1,251,093	137,206
Business combinations, including adjustments to prior period acquisitions	59,035	48,225	10,810
Foreign currency translation and other	(29,853)	(28,991)	(862)
Goodwill, net, at January 31, 2019	$1,417,481	$1,270,327	$147,154

Year Ended January 31, 2020:
Goodwill, gross, at January 31, 2019	$1,484,346	$1,326,370	$157,976
Accumulated impairment losses through January 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2019	1,417,481	1,270,327	147,154
Business combinations, including adjustments to prior period acquisitions	51,301	39,704	11,597
Foreign currency translation and other	429	1,037	(608)
Goodwill, net, at January 31, 2020	$1,469,211	$1,311,068	$158,143

Balance at January 31, 2020
Goodwill, gross, at January 31, 2020	$1,536,076	$1,367,111	$168,965
Accumulated impairment losses through January 31, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2020	$1,469,211	$1,311,068	$158,143

For purposes of reviewing for potential goodwill impairment, we have three reporting units, consisting of Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, which is a component of our Cyber Intelligence operating segment. Based on our November 1, 2019 quantitative goodwill impairment reviews, we concluded that the estimated fair values of all of our reporting units significantly exceeded their carrying values. Based on our November 1, 2018 goodwill impairment qualitative review of each reporting unit, we determined that it is more likely than not that the fair value of each of our reporting units substantially exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and a quantitative goodwill impairment test was not performed.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2020 and 2019.

No goodwill impairment was identified for the years ended January 31, 2020, 2019, and 2018.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
1.50% Convertible Senior Notes	$400,000	$400,000
June 2017 Term Loan	414,375	418,625
Borrowings under 2017 Revolving Credit Facility	45,000	—
Other debt	—	92
Less: Unamortized debt discounts and issuance costs	(22,327)	(36,589)
Total debt	837,048	782,128
Less: current maturities	4,250	4,343
Long-term debt	$832,798	$777,785

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
The Notes are unsecured and convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods. If converted, we currently intend to pay cash in respect of the principal amount of the Notes. We currently expect to refinance the Notes at or prior to maturity with new convertible notes or other debt.
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
On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the other specified conditions for conversion have been satisfied. As of January 31, 2020, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at January 31, 2020.

As of January 31, 2020, the carrying value of the debt component was $380.6 million, which is net of unamortized debt discount and issuance costs of $17.7 million and $1.7 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% for each of the years ended January 31, 2020, 2019, and 2018.

Based on the closing market price of our common stock on January 31, 2020, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2020, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2020, no Warrants had been exercised and all Warrants remained outstanding.
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
As of January 31, 2020, the interest rate on the 2017 Term Loan was 3.85%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 4.02% at January 31, 2020. As of January 31, 2019, the interest rate on the 2017 Term Loan was 4.52%.
Borrowings under the 2017 Revolving Credit Facility were $45.0 million at January 31, 2020, which is included in long-term debt on our consolidated balance sheet. For borrowings under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the “Leverage Ratio”). As of January 31, 2020, the interest rate on our revolving credit facility borrowings was 3.41%. In addition, we are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the 2017 Revolving Credit Facility were used to fund a portion of our new share repurchase program. Please refer to Note 9, “Stockholders’ Equity”, for more information regarding the share repurchase program.

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

Subsequent Event

Subsequent to the year ended January 31, 2020, we increased the borrowings under our 2017 Revolving Credit Facility. As of the date of this report, we have a total of $200.0 million outstanding under the revolving credit facility, which currently bears interest at a weighted average rate of 2.8% per annum.

Loss on Early Retirement of 2014 Term Loans

Our prior credit agreement provided for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 and $643.5 million was borrowed in March 2014 (together, the “2014 Term Loans”), the outstanding portion of which was scheduled to mature in September 2019, and a $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), which was scheduled to mature in September 2018, subject to increase and reduction from time to time, in accordance with the terms of the prior credit agreement.

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

Future Principal Payments on Term Loans

As of January 31, 2020, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2021	$4,250
2022	4,250
2023	4,250
2024	4,250
2025	397,375
Total	$414,375

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$6,000	$6,000	$6,000
Amortization of debt discount	12,490	11,850	11,244
Amortization of deferred debt issuance costs	1,177	1,118	1,060
Total Interest Expense - 1.50% Convertible Senior Notes	$19,667	$18,968	$18,304

Borrowings under Credit Agreements:
Interest expense at contractual rates	$18,021	$17,741	$15,412
Impact of interest rate swap agreement	792	—	254
Amortization of debt discounts	68	67	65
Amortization of deferred debt issuance costs	1,569	1,554	1,839
Total Interest Expense - Borrowings under Credit Agreements	$20,450	$19,362	$17,570

8.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Raw materials	$9,628	$10,875
Work-in-process	4,749	5,567
Finished goods	6,118	8,510
Total inventories	$20,495	$24,952

Property and equipment, net consisted of the following as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Land and buildings	$10,754	$10,632
Leasehold improvements	35,463	31,694
Software	53,606	51,950
Equipment, furniture, and other	199,268	164,351
Total cost	299,091	258,627
Less: accumulated depreciation and amortization	(182,980)	(158,493)
Total property and equipment, net	$116,111	$100,134

Depreciation expense on property and equipment was $28.5 million, $25.5 million, and $26.0 million in the years ended January 31, 2020, 2019, and 2018, respectively.

Other assets consisted of the following as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Deferred commissions	$37,263	$29,815
Capitalized software development costs, net	27,030	13,342
Long-term restricted cash and time deposits	26,362	23,193
Long-term deferred cost of revenue	6,345	4,630
Deferred debt issuance costs, net	2,005	2,836
Long-term security deposits	1,920	3,760
Other	17,038	19,267
Total other assets	$117,963	$96,843

Accrued expenses and other current liabilities consisted of the following as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Compensation and benefits	$100,225	$96,703
Contingent consideration - current portion	22,859	28,415
Operating lease obligations - current portion	22,656	1,794
Taxes other than income taxes	18,642	20,428
Income taxes	15,084	7,497
Distributor and agent commissions	10,097	11,446
Professional and consulting fees	4,367	3,929
Other	35,768	38,269
Total accrued expenses and other current liabilities	$229,698	$208,481

Other liabilities consisted of the following as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Unrecognized tax benefits, including interest and penalties	$22,355	$33,063
Contingent consideration - long-term portion	20,017	32,925
Derivative financial instruments - long-term portion	11,441	3,906
Finance lease obligations - long-term portion	7,210	3,067
Obligations for severance compensation	2,627	2,601
Deferred rent expense	—	12,254
Other	3,505	5,536
Total other liabilities	$67,155	$93,352

Consolidated Statements of Operations

Other income (expense), net consisted of the following for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Foreign currency (losses) gains, net	$(56)	$(5,519)	$6,760
Gains (losses) on derivative financial instruments, net	599	2,511	(17)
Other, net	(338)	(898)	(841)
Total other income (expense), net	$205	$(3,906)	$5,902

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Cash paid for interest	$23,232	$22,258	$24,402
Cash payments of income taxes, net	$15,391	$26,887	$23,450
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$15,253	$15,944	$27,605
Finance leases of property and equipment	$6,404	$1,137	$4,350
Accrued but unpaid purchases of property and equipment	$4,362	$3,376	$2,367
Accrued but unpaid purchases of treasury stock	$2,846	$—	$—
Leasehold improvements funded by lease incentives	$2,604	$1,397	$—
Inventory transfers to property and equipment	$825	$1,699	$437
Contingent receivable in exchange for sale of subsidiary	$738	$—	$—

9.	STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any dividends on our common stock during the years ended January 31, 2020, 2019, and 2018. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Share Repurchase Program

On March 29, 2016, we announced that our board of directors had authorized a common stock repurchase program of up to $150.0 million over two years. This program expired on March 29, 2018. We made a total of $46.9 million in repurchases under the program.

On December 4, 2019, we announced that our board of directors had authorized a new share repurchase program whereby we may repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. We made $116.1 million in repurchases under the program during the year ended January 31, 2020.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. At January 31, 2020, we held approximately 3,791,000 shares of treasury stock with a cost of $174.1 million. At January 31, 2019, we held approximately 1,665,000 and shares of treasury stock with a cost of $57.6 million.

During the year ended January 31, 2020 we acquired approximately 2,126,000 shares of treasury stock for a cost of $116.5 million, which includes $116.1 million of share repurchases under the new share repurchase program described above and other repurchases to facilitate income tax withholding upon vesting of equity awards. During the year ended January 31, 2019 we acquired approximately 4,000 shares of treasury stock for a cost of $0.2 million. During the year ended January 31, 2018 we received approximately 7,000 shares of treasury stock in a nonmonetary transaction valued at $0.3 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) for the years ended January 31, 2020 and 2019:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2018	$3,312	$—	$(106,772)	$(103,460)
Other comprehensive loss before reclassifications	(8,083)	(3,043)	(34,429)	(45,555)
Amounts reclassified out of accumulated other comprehensive income (loss)	(3,790)	—	—	(3,790)
Net other comprehensive loss	(4,293)	(3,043)	(34,429)	(41,765)
Accumulated other comprehensive loss at January 31, 2019	(981)	(3,043)	(141,201)	(145,225)
Other comprehensive income (loss) before reclassifications	2,015	(8,102)	(762)	(6,849)
Amounts reclassified out of accumulated other comprehensive loss	408	(617)	—	(209)
Net other comprehensive income (loss)	1,607	(7,485)	(762)	(6,640)
Accumulated other comprehensive income (loss) at January 31, 2020	$626	$(10,528)	$(141,963)	$(151,865)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2020, 2019, and 2018 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2020	2019	2018
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$11	$(350)	$621	Cost of product revenue
	64	(388)	599	Cost of service and support revenue
	250	(2,138)	3,577	Research and development, net
	128	(1,343)	2,016	Selling, general and administrative
	453	(4,219)	6,813	Total, before income taxes
	(45)	429	(683)	(Provision) benefit for income taxes
	$408	$(3,790)	$6,130	Total, net of income taxes

Interest rate swap agreement	$(792)	$—	$(254)	Interest expense
	—	—	934	Other income (expense), net
	(792)	—	680	Total, before income taxes
	175	—	(389)	Benefit (provision) for income taxes
	$(617)	$—	$291	Total, net of income taxes

10. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2020, 2019, and 2018, were $233.1 million, $211.0 million, and $192.6 million, respectively. Reimbursements from the IIA and other government grant programs amounted to $1.4 million, $1.9 million, and $2.0 million for the years ended January 31, 2020, 2019, and 2018, respectively, which were recorded as reductions of gross research and development expenses.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2020, 2019, and 2018 was as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Capitalized software development costs, net, beginning of year	$13,342	$9,228	$9,509
Software development costs capitalized during the year	17,222	7,320	3,126
Amortization of capitalized software development costs	(3,561)	(3,101)	(3,338)
Foreign currency translation and other	27	(105)	(69)
Capitalized software development costs, net, end of year	$27,030	$13,342	$9,228

There were no material impairments of such capitalized costs during the years ended January 31, 2020, 2019, and 2018.

11.	INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended January 31, 2020, 2019, and 2018 were as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Domestic	$(49,703)	$(12,927)	$(44,502)
Foreign	103,006	90,689	63,402
Total income before provision for income taxes	$53,303	$77,762	$18,900

The provision for income taxes for the years ended January 31, 2020, 2019, and 2018 consisted of the following:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Current provision (benefit) for income taxes:
Federal	$8,683	$(1,582)	$4,364
State	1,033	2,299	1,215
Foreign	5,759	9,842	24,308
Total current provision for income taxes	15,475	10,559	29,887
Deferred provision (benefit) for income taxes:
Federal	(4,096)	(4,099)	4,734
State	948	(2,687)	(58)
Foreign	5,293	3,769	(12,209)
Total deferred provision (benefit) for income taxes	2,145	(3,017)	(7,533)
Total provision for income taxes	$17,620	$7,542	$22,354

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before provision for income taxes for the years ended January 31, 2020, 2019, and 2018 was as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	33.8%

Income tax provision at the U.S. federal statutory rate	$11,193	$16,330	$6,394
State income tax provision	230	3,968	1,792
Foreign tax rate differential	11,700	9,516	(9,434)
Tax incentives	(8,395)	(7,377)	(3,891)
Valuation allowances	1,607	(24,099)	14,539
Stock-based and other compensation	(2,143)	678	(8,656)
Non-deductible expenses	2,752	(412)	(2,091)
Tax contingencies	(11,550)	(3,035)	5,017
U.S. tax effects of foreign operations	11,963	11,559	8,591
Impact of the 2017 Tax Act	—	—	9,641
Other, net	263	414	452
Total provision for income taxes	$17,620	$7,542	$22,354
Effective income tax rate	33.1%	9.7%	118.3%

The table above reflects January 31, 2020 and 2019 U.S. federal statutory income tax rates of 21.0% and January 31, 2018 U.S. federal statutory income tax rate of 33.8% due to the 2017 Tax Act. The 2017 Tax Act includes a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending January 31, 2018 had a blended corporate tax rate of 33.8% which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year.

Our operations in Israel have been granted “Approved Enterprise” (“AE”) status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five years to eight years (generally 10% - 23%, depending on the percentage of foreign investment in the company). Our AE status expires between January 31, 2020 and January 31, 2021. Based on the current law, the company qualifies for an alternative tax incentive program as a Preferred Technological Enterprise (“PTE”). Pursuant to Amendment 73 to the Investment Law adopted in 2017, a company located in the Center of Israel that meets the conditions for PTE is subject to a 12% tax rate on eligible income. Income not eligible for PTE benefits is taxed at the regular corporate rate of 23%. In addition, certain operations in Cyprus qualify for favorable tax treatment under the Cypriot Intellectual Property Regime (“IP Regime”). This legislation exempts 80% of income and gains derived from patents, copyrights, and trademarks from taxation. These tax incentives decreased our effective tax rate by 10.1%, 9.0%, and 17.8% for the years ended January 31, 2020, 2019, and 2018, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Deferred tax assets:
Accrued expenses	$3,979	$9,510
Operating lease liabilities	15,716	—
Fair value of derivatives	3,332	—
Loss carryforwards	30,063	25,451
Tax credits	7,021	9,239
Stock-based and other compensation	14,087	14,646
Capitalized research and development expenses	18	8,178
Total deferred tax assets	74,216	67,024
Deferred tax liabilities:
Deferred cost of revenue	(7,588)	(8,173)
Goodwill and other intangible assets	(36,989)	(41,781)
Unremitted earnings of foreign subsidiaries	(12,257)	(12,257)
Operating lease right-of-use assets	(12,401)	—
Other, net	(4,674)	(2,418)
Total deferred tax liabilities	(73,909)	(64,629)
Valuation allowance	(26,334)	(24,526)
Net deferred tax liabilities	$(26,027)	$(22,131)

Recorded as:
Deferred tax assets	$13,802	$21,040
Deferred tax liabilities	(39,829)	(43,171)
Net deferred tax liabilities	$(26,027)	$(22,131)

At January 31, 2020, we had U.S. federal NOL carryforwards of approximately $293.5 million. These loss carryforwards expire in various years ending from January 31, 2021 to January 31, 2039. We had state NOL carryforwards of approximately $194.9 million, expiring in years ending from January 31, 2021 to January 31, 2038. We had foreign NOL carryforwards of approximately $93.9 million. At January 31, 2020, all but $6.0 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $11.7 million at January 31, 2020, the utilization of which is subject to limitation. At January 31, 2020, approximately $4.1 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $7.6 million expires in various years ending from January 31, 2021 to January 31, 2038.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of January 31, 2020 and withholding taxes of $15.0 million accrued as of January 31, 2020 with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries.  Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $26.3 million and $24.5 million at January 31, 2020 and 2019, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2020 and 2019:

	Year Ended January 31,
(in thousands)	2020	2019
Valuation allowance, beginning of year	$(24,526)	$(55,116)
Income tax benefit (provision)	(1,607)	24,099
Adoption of ASU No. 2014-09	—	5,763
Business combinations	—	124
Currency translation adjustment and other	(201)	604
Valuation allowance, end of year	$(26,334)	$(24,526)

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

For the years ended January 31, 2020, 2019, and 2018, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Gross unrecognized tax benefits, beginning of year	$109,066	$115,709	$148,639
Increases related to tax positions taken during the current year	2,464	8,843	12,260
Increases as a result of business combinations	286	1,032	43
Increases related to tax positions taken during prior years	147	10,305	9,226
Increases (decreases) related to foreign currency exchange rates	1,373	(2,253)	2,449
Reductions for tax positions of prior years	(17,388)	(23,415)	(8,266)
Reductions for settlements with tax authorities	(4,370)	(1,054)	(140)
Reduction for rate change due to the 2017 Tax Act	—	—	(48,004)
Lapses of statutes of limitations	(299)	(101)	(498)
Gross unrecognized tax benefits, end of year	$91,279	$109,066	$115,709

As of January 31, 2020, we had $91.3 million of unrecognized tax benefits, all of which, if recognized, would impact the effective income tax rate in future periods. We recorded $1.9 million, $0.7 million, and $1.5 million of tax expense for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2020, 2019, and 2018, respectively. Accrued liabilities for interest and penalties were $2.9 million and $4.6 million at January 31, 2020 and 2019, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In Israel, we are no longer subject to income tax examination for years prior to January 31, 2018.  In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2017. In the U.S., our federal returns are no longer subject to income tax examination for years prior to January 31, 2017.  However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized.

As of January 31, 2020, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
United Kingdom	December 31, 2006, January 31, 2008, January 31, 2018
India	March 31, 2007, March 31, 2008, March 31, 2010 - March 31, 2013, March 31, 2017

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2020 could decrease by approximately $1.3 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.

12.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2020 and 2019:

	January 31, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$89	$—	$—
Foreign currency forward contracts	—	812	—
Contingent consideration receivable	—	—	738
Total assets	$89	$812	$738
Liabilities:
Foreign currency forward contracts	$—	$132	$—
Interest rate swap agreement	—	13,501	—
Contingent consideration - business combinations	—	—	42,875
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,900
Total liabilities	$—	$13,633	$45,775

	January 31, 2019
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,709	$—	$—
Foreign currency forward contracts	—	1,401	—
Interest rate swap agreement	—	2,072	—
Total assets	$10,709	$3,473	$—
Liabilities:
Foreign currency forward contracts	$—	$2,086	$—
Interest rate swap agreements	—	4,028	—
Contingent consideration - business combinations	—	—	61,340
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,000
Total liabilities	$—	$6,114	$64,340

In January 2020, we completed the sale of an insignificant subsidiary in our Customer Engagement segment. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our consolidated balance sheet. The estimated fair value of this asset, which is measured using Level 3 inputs, as of January 31, 2020 was $0.7 million. Due to the timing of this transaction, there was no change to the estimated fair value of this receivable recorded in operating expenses for the year ended January 31, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2020 and 2019:

	Year Ended January 31,
(in thousands)	2020	2019
Fair value measurement, beginning of year	$61,340	$62,829
Contingent consideration liabilities recorded for business combinations	15,253	15,944
Changes in fair values, recorded in operating expenses	(531)	(3,561)
Payments of contingent consideration	(33,088)	(13,600)
Foreign currency translation and other	(99)	(272)
Fair value measurement, end of year	$42,875	$61,340

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the years ended January 31, 2020 and 2019:

	Year Ended January 31,
(in thousands)	2020	2019
Fair value measurement, beginning of year	$3,000	$2,950
Change in fair value, recorded in operating expenses	(100)	50
Fair value measurement, end of year	$2,900	$3,000

There were no transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2020 and 2019.

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

Contingent Consideration Asset or Liability - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.1% to 4.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2020. We utilized discount rates ranging from 3.8% to 5.8% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2019. We utilized discount rates ranging from 4.3% to 4.9% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2020.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 9.0% and 12.5% in our calculation of the estimated fair value of the option as of January 31, 2020 and 2019, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan and our revolving credit borrowings at January 31, 2020 were $417 million and $45 million, respectively. The estimated fair value of our term loan at January 31, 2019 was $412 million. We had no revolving credit borrowings at January 31, 2019. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of January 31, 2020 and 2019 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair values of our Notes were approximately $438 million and $400 million at January 31, 2020 and 2019, respectively. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of January 31, 2020 and 2019, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $3.8 million. There were no observable price changes in our investments in privately-held companies and we did not recognize any impairments or other adjustments during the years ended January 31, 2020 and 2019.

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

We held outstanding foreign currency forward contracts with notional amounts of $89.0 million and $123.0 million as of January 31, 2020 and 2019, respectively.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the term loan borrowings under the prior credit agreement, in February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we paid interest at a fixed rate of 4.143% and received variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million (the “2016 Swap”). Although the prior credit agreement was terminated on June 29, 2017, the 2016 Swap agreement remained in effect until September 6, 2019, and served as an economic hedge to partially mitigate the risk of higher borrowing costs under our 2017 Credit Agreement resulting from increases in market interest rates. Settlements with the counterparty under the 2016 Swap occurred quarterly and the 2016 Swap matured on September 6, 2019.

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

On June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the prior credit agreement, the 2016 Swap was no longer designated as a cash flow hedge for accounting purposes and because occurrence of the specific forecasted variable cash flows which had been hedged by the 2016 Swap was no longer probable, the $0.9 million fair value of the 2016 Swap at that date was reclassified from accumulated other comprehensive income (loss) into the consolidated statement of operations as income within other income (expense), net. Ongoing changes in the fair value of the 2016 Swap were recognized within other income (expense), net in the consolidated statement of operations.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2020 and 2019 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2020	2019
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$710	$738
Not designated as hedging instruments	Prepaid expenses and other current assets	102	663
Interest rate swap agreements:
Not designated as a hedging instrument	Prepaid expenses and other current assets	—	2,072
Total derivative assets		$812	$3,473

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$16	$1,830
Not designated as hedging instruments	Accrued expenses and other current liabilities	116	256
Interest rate swap agreements:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	2,060	122
Designated as a cash flow hedge	Other liabilities	11,441	3,906
Total derivative liabilities		$13,633	$6,114

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2020, 2019, and 2018 were as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$2,239	$(981)	$3,312
Interest rate swap agreement	(10,265)	(3,043)	(341)
	$(8,026)	$(4,024)	$2,971
Net (losses) gains reclassified from AOCL to the consolidated statements of operations:
Foreign currency forward contracts	$453	$(4,219)	$6,813
Interest rate swap agreement	(792)	—	(254)
	$(339)	$(4,219)	$6,559

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 9, “Stockholders’ Equity”.

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the year ended January 31, 2018. Effective with our February 1, 2018 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized. All of the foreign currency forward contracts underlying the $0.6 million of net unrealized losses recorded in our accumulated other comprehensive loss at January 31, 2020 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months. Approximately $1.6 million of the $10.5 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at January 31, 2020 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2020, 2019, and 2018 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2020	2019	2018
Foreign currency forward contracts	Other income (expense), net	$647	$1,891	$(2,546)
Interest rate swap agreements	Other income (expense), net	(48)	620	$2,529
		$599	$2,511	$(17)

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

The 2019 Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards, and performance compensation awards. Subject to adjustment as provided in the 2019 Plan, up to an aggregate of (i) 9,475,000 shares of our common stock plus (ii) the number of shares of our common stock available for issuance under the 2017 Amended Plan as of June 20, 2019, plus (iii) the number of shares of our common stock that become available for issuance as a result of awards made under the 2017 Amended Plan or the 2019 Plan that are forfeited, cancelled, exchanged, or that terminate or expire, may be issued or transferred in connection with awards under the 2019 Plan. Each stock option or stock-settled stock appreciation right granted under the 2019 Plan will reduce the available plan capacity by one share and each other award will reduce the available plan capacity by 2.38 shares.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Component of income (loss) before (benefit) provision for income taxes:
Cost of revenue - product	$2,014	$1,309	$1,561
Cost of revenue - service and support	6,170	4,426	6,904
Research and development, net	13,426	9,870	13,144
Selling, general and administrative	61,088	51,052	47,757
Total stock-based compensation expense	82,698	66,657	69,366
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	12,651	10,377	16,504
Total stock-based compensation, net of taxes	$70,047	$56,280	$52,862

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Restricted stock units and restricted stock awards	$65,080	$57,639	$57,188
Stock bonus program and bonus share program	17,543	8,943	12,108
Total equity-settled awards	82,623	66,582	69,296
Phantom stock units (cash-settled awards)	75	75	70
Total stock-based compensation expense	$82,698	$66,657	$69,366

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

Effective with our adoption of ASU No. 2016-09 on February 1, 2017, we recorded $2.4 million and $0.2 million of net excess tax benefits and a $0.5 million net excess tax deficiency resulting from our Stock Plans as a component of income tax expense for the years ended January 31, 2020, 2019 and 2018, respectively.

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

RSUs and PSUs that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such RSUs and PSUs were insignificant at January 31, 2020, 2019, and 2018.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
	2020		2019		2018
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,777	$41.05	2,808	$41.18	2,742	$45.20
Granted	1,620	$60.42	1,708	$43.03	1,804	$40.19
Released	(1,435)	$40.59	(1,481)	$43.67	(1,403)	$45.96
Forfeited	(226)	$45.57	(258)	$41.07	(335)	$48.92
Ending balance	2,736	$52.53	2,777	$41.05	2,808	$41.18

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of January 31, 2020, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2020, 2019, and 2018 (these amounts are already included in the Award Activity Table above):

	Year Ended January 31,
(in thousands)	2020	2019	2018
Beginning balance	512	506	438
Granted	291	228	204
Released	(245)	(139)	(50)
Forfeited	(32)	(83)	(86)
Ending balance	526	512	506

Excluding PSUs, we granted 1,329,000 RSUs during the year ended January 31, 2020.

As of January 31, 2020, there was approximately $83.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Options

We did not grant stock options during the years ended January 31, 2020, 2019, and 2018, and activity from stock options awarded in prior periods was not material during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2020, 2019, and 2018 was not significant.

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

The following table summarizes activity under the stock bonus program during the years ended January 31, 2020, 2019, and 2018 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2020	2019	2018
Shares in lieu of cash bonus - granted and released (not included in the Award Activity Table above)	97	19	21
Shares in respect of discount (included in the Award Activity Table above):
Granted	16	—	—
Released	13	—	—

Awards under the stock bonus program for the performance period ended January 31, 2020 are expected to be issued during the first half of the year ending January 31, 2021.

In March 2019, our board of directors approved up to 150,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ended January 31, 2020. In August 2019, our board of directors changed this maximum number of shares to 200,000 based on strong enrollment and made a corresponding reduction of 50,000 shares in the number of shares available for issuance under our bonus share program for the performance period ended January 31, 2020.

In March 2020, our board of directors approved up to 200,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ended January 31, 2021.

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

During the year ended January 31, 2020, approximately 59,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2019.

For bonuses in respect of the year ended January 31, 2020, the board of directors has approved the use of up to 305,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ended January 31, 2020. For example, assuming all 200,000 shares currently authorized for issuance under the stock bonus program for the performance period ended January 31, 2020 were issued, no more than 105,000 shares would be issued under the bonus share program for such performance period. Awards under the bonus share program for the performance period ended January 31, 2020 are expected to be issued during the first half of the year ending January 31, 2021.

For bonuses in respect of the year ending January 31, 2021, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the same performance period.

The combined accrued liabilities for the stock bonus program and the bonus share program were $17.3 million and $9.3 million at January 31, 2020 and 2019, respectively.

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

Our matching contribution expenses for our 401(k) Plan were $3.0 million, $2.7 million, and $2.5 million for the years ended January 31, 2020, 2019, and 2018, respectively.

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

Severance expenses for our Israeli employees for the years ended January 31, 2020, 2019, and 2018 were $8.7 million, $13.3 million, and $7.1 million, respectively.

15. LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year. As of January 31, 2020, assets recorded under finance leases were $13.3 million and accumulated depreciation associated with finance leases was $0.7 million.

The components of lease expenses for the year ended January 31, 2020 were as follows:

(in thousands)	Year Ended January 31, 2020
Operating lease expenses	$29,898
Finance lease expenses:
Amortization of right-of-use assets	581
Interest on lease liabilities	226
Total finance lease expenses	807
Variable lease expenses	8,233
Short-term lease expenses	860
Sublease income	(908)
Total lease expenses	$38,890

Other information related to leases was as follows:

(dollars in thousands)	Year Ended January 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,599
Operating cash flows from finance leases	226
Financing cash flows from finance leases	2,522
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,472
Finance leases	6,405
Weighted average remaining lease terms
Operating leases	6 years
Finance leases	4 years
Weighted average discount rates
Operating leases	6.0%
Finance leases	5.2%

Maturities of lease liabilities as of January 31, 2020 were as follows:

	January 31, 2020
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2021	$28,675	$3,195
2022	23,275	3,110
2023	20,014	2,474
2024	18,313	1,250
2025	16,405	776
Thereafter	27,524	—
Total future minimum lease payments	134,206	10,805
Less: imputed interest	(21,179)	(888)
Total	$113,027	$9,917

Reported as of January 31, 2020:
Accrued expenses and other current liabilities	$22,655	$2,707
Operating lease liabilities	90,372	—
Other liabilities	—	7,210
Total	$113,027	$9,917

As of January 31, 2020, we have additional operating leases for office facilities that have not yet commenced with future lease obligations of $5.8 million. These operating leases will commence in 2020 with lease terms greater than 1 year to 6 years.

As previously disclosed in our January 31, 2019 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases as of January 31, 2019 were as follows:

(in thousands)	Operating	Capital
Years Ending January 31,	Leases	Leases
2020	$22,769	$1,343
2021	21,942	1,252
2022	19,157	1,130
2023	16,882	765
2024	15,152	107
Thereafter	33,477	—
Total	$129,379	4,597
Less: amount representing interest and other charges		(315)
Present value of minimum lease payments		$4,282

16. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are typically fulfilled by our vendors within a relatively short time horizon. As of January 31, 2020, our unconditional purchase obligations totaled approximately $228.0 million.

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2020, we had approximately $95.6 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2020, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Following a second unsuccessful round of mediation in mid to late 2018, the proceedings resumed. The plaintiffs have filed a motion to amend the class certification motion and CTI has filed a corresponding motion to dismiss and a response. These motions are now before the court following a third unsuccessful round of mediation in mid-2019.

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

We report our results in two operating segments—Customer Engagement and Cyber Intelligence. Our Customer Engagement solutions help customer-centric organizations optimize customer engagement, increase customer loyalty, and maximize revenue opportunities, while generating operational efficiencies, reducing cost, and mitigating risk. Our Cyber Intelligence solutions are used for a wide range of applications, including predictive intelligence, advanced and complex investigations, security threat analysis, and electronic data and physical assets protection, as well as for generating legal evidence and preventing criminal activity and terrorism.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the years ended January 31, 2020, 2019, and 2018 were as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Revenue:
Customer Engagement:
Segment revenue	$873,200	$811,346	$755,038
Revenue adjustments	(26,675)	(15,059)	(14,971)
	846,525	796,287	740,067
Cyber Intelligence:
Segment revenue	462,817	433,753	395,420
Revenue adjustments	(5,708)	(293)	(258)
	457,109	433,460	395,162
Total revenue	$1,303,634	$1,229,747	$1,135,229

Segment contribution:
Customer Engagement	$338,098	$316,776	$286,236
Cyber Intelligence	130,519	114,012	94,585
Total segment contribution	468,617	430,788	380,821

Reconciliation of segment contribution to operating income:
Revenue adjustments	32,383	15,352	15,229
Shared support expenses	177,308	163,893	154,673
Amortization of acquired intangible assets	55,442	56,413	72,425
Stock-based compensation	82,698	66,657	69,366
Acquisition, integration, restructuring, and other unallocated expenses	32,930	14,238	20,498
Total reconciling items, net	380,761	316,553	332,191
Operating income	$87,856	$114,235	$48,630

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment. There were no material changes in the allocations of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2020, 2019, and 2018.  Further details regarding the allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, “Intangible Assets and Goodwill”.

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

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2020, 2019, and 2018:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Americas:
United States	$590,602	$555,365	$445,406
Other	93,302	103,158	150,993
Total Americas	683,904	658,523	596,399
EMEA	374,721	321,723	354,495
APAC	245,009	249,501	184,335
Total revenue	$1,303,634	$1,229,747	$1,135,229

Our long-lived assets primarily consist of net property and equipment, operating lease right-of-use assets, goodwill and other intangible assets, and deferred income taxes. We believe that our tangible long-lived assets, which consist of our net property and equipment, are exposed to greater geographic area risks and uncertainties than intangible assets and long-term cost deferrals, because these tangible assets are difficult to move and are relatively illiquid.

Property and equipment, net by geographic area consisted of the following as of January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
United States	$61,096	$51,006
Israel	33,316	30,310
Other countries	21,699	18,818
Total property and equipment, net	$116,111	$100,134

Significant Customers

No single customer accounted for more than 10% of our revenue during the years ended January 31, 2020, 2019, and 2018.

18. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2020 and 2019 appears in the following tables:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2019	2019	2019	2020
Revenue	$315,259	$324,305	$324,867	$339,203
Gross profit	$201,071	$207,864	$211,595	$219,338
Income before provision for income taxes	$5,170	$7,764	$22,201	$18,168
Net income	$3,761	$12,271	$12,983	$6,668
Net income attributable to Verint Systems Inc.	$1,576	$10,558	$11,681	$4,869

Net income per common share attributable to Verint Systems Inc.
Basic	$0.02	$0.16	$0.17	$0.07
Diluted	$0.02	$0.16	$0.17	$0.07

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2018	2018	2018	2019
Revenue	$289,207	$306,327	$303,983	$330,230
Gross profit	$175,115	$193,020	$192,744	$219,655
(Loss) income before provision (benefit) for income taxes	$(951)	$19,202	$25,814	$33,697
Net (loss) income	$(1,225)	$22,924	$20,213	$28,308
Net (loss) income attributable to Verint Systems Inc.	$(2,215)	$21,980	$18,920	$27,306

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.03)	$0.34	$0.29	$0.42
Diluted	$(0.03)	$0.33	$0.29	$0.41

Net income (loss) per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net income (loss) per common share amounts may not equal the amounts reported for the years.

The quarterly operating results for the years ended January 31, 2020 and 2019 did not include any material unusual or infrequently occurring items.

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

19. SUBSEQUENT EVENTS

During the fourth quarter ended January 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on factors including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alteration to their normal business operations, including restrictions imposed by our customers on our ability to access their sites for implementations and support, and in general, the markets are experiencing a significant level of uncertainty at the current time. The pandemic could have an adverse impact on demand for our customers’ products and services, which in turn, could negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

Subsequent to the year ended January 31, 2020, we increased the borrowings under our 2017 Revolving Credit Facility to $200.0 million. See Note 7, “Long-Term Debt”, for additional information regarding our revolving credit facility.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2020.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2020, of the Company and our report dated March 31, 2020, expressed an unqualified opinion on those financial statements.

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
March 31, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Proposal No. 1 - Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2020 (the “2020 Proxy Statement”) and is incorporated herein by reference.

Corporate Governance Guidelines

All of our employees, including our executive officers, are required to comply with our Code of Conduct. The purpose of this corporate policy is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. The text of the Code of Conduct is available on our website (www.verint.com). We intend to disclose on our website any amendment to, or waiver from, a provision of our policies as required by law.

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2020.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,742,666	(2)	$8.71	11,497,637	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,742,666			11,497,637

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of 1,327 stock options and 2,741,339 restricted stock units.

(3) Consists of shares that may be issued pursuant to future awards under the Verint Systems Inc. 2019 Long-Term Stock Incentive Plan (the “2019 Plan”). The 2019 Plan uses a fungible ratio such that each option or stock-settled stock appreciation right granted under the 2019 Plan will reduce the plan capacity by one share and each other award denominated in shares that is granted under the 2019 Plan will reduce the available capacity by 2.38 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2020 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.3	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.4	Description of Verint Systems Inc. Capital Stock	Filed herewith
10.1	Form of Indemnification Agreement	Form 10-Q filed on December 6, 2018
10.2	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.3	Verint Systems Inc. 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2015
10.4	Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2017

10.5	Verint Systems Inc. 2019 Long-Term Stock Incentive Plan	Form 8-K filed on June 24, 2019
10.6	Verint Systems Inc. Stock Bonus Program**	Filed herewith
10.7	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2017**	Form 10-K filed on March 28, 2017
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement for Incentive Grants in Connection with the Planned Separation Transaction**	Filed herewith
10.11	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.12
Amendment No. 1, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.13	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.14	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.15	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.16	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.17	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ended January 31, 2019 and Subsequent**	Form 10-K filed March 29, 2018
10.18	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.19	Agreement, dated June 6, 2019, between Verint Systems Inc., Neuberger Berman Investment Advisers LLC, and the entities and natural persons signatories thereto	Form 8-K filed on June 6, 2019
10.20	Investment Agreement, dated December 4, 2019, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K/A filed on December 5, 2019
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

March 31, 2020	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 31, 2020	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 31, 2020
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 31, 2020
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Egan	Director	March 31, 2020
John R. Egan

/s/ Stephen J. Gold	Director	March 31, 2020
Stephen J. Gold

/s/ Penelope Herscher	Director	March 31, 2020
Penelope Herscher

/s/ William H. Kurtz	Director	March 31, 2020
William H. Kurtz

/s/ Andrew Miller	Director	March 31, 2020
Andrew Miller

/s/ Richard Nottenburg	Director	March 31, 2020
Richard Nottenburg

/s/ Howard Safir	Director	March 31, 2020
Howard Safir

/s/ Earl Shanks	Director	March 31, 2020
Earl Shanks