Form 10-Q
period 2020-04-30
VERINT SYSTEMS INC
filed 2020-06-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2020
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

There were 64,525,660 shares of the registrant’s common stock outstanding on May 15, 2020.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, political unrest, armed conflicts, natural disasters, or outbreaks of disease, such as the COVID-19 pandemic, as well as the resulting impact on information technology spending and government budgets, on our business;
•risks that our customers delay, cancel, or refrain from placing orders, refrain from renewing subscriptions or service contracts, or are unable to honor contractual commitments or payment obligations due to liquidity issues or other challenges in their business, due to the COVID-19 pandemic or otherwise;
•risks that continuing restrictions resulting from the COVID-19 pandemic or actions taken in response to the pandemic adversely impact our operations or our ability to fulfill orders, complete implementations, or recognize revenue;
•risks associated with our ability to keep pace with technological advances and challenges and evolving industry standards; to adapt to changing market potential from area to area within our markets; and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;
•risks due to aggressive competition in all of our markets, including with respect to maintaining revenue, margins, and sufficient levels of investment in our business and operations;
•risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;
•risks associated with our ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with valuations, reputational considerations, capital constraints, costs and expenses, maintaining profitability levels, expansion into new areas, management distraction, post-acquisition integration activities, and potential asset impairments;
•risks relating to our ability to properly manage investments in our business and operations, execute on growth initiatives, and enhance our existing operations and infrastructure, including the proper prioritization and allocation of limited financial and other resources;
•risks associated with our ability to retain, recruit, and train qualified personnel in regions in which we operate, including in new markets and growth areas we may enter;
•risks that we may be unable to establish and maintain relationships with key resellers, partners, and systems integrators and risks associated with our reliance on third-party suppliers, partners, or original equipment manufacturers (“OEMs”) for certain components, products, or services, including companies that may compete with us or work with our competitors;
•risks associated with the mishandling or perceived mishandling of sensitive or confidential information, including information that may belong to our customers or other third parties, and with security vulnerabilities or lapses, including cyber-attacks, information technology system breaches, failures, or disruptions;

•risks that our products or services, or those of third-party suppliers, partners, or OEMs which we use in or with our offerings or otherwise rely on, including third-party hosting platforms, may contain defects, develop operational problems, or be vulnerable to cyber-attacks;
•risks associated with our significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, fluctuations in foreign exchange rates, and challenges associated with a significant portion of our cash being held overseas;
•risks associated with political factors related to our business or operations, including reputational risks associated with our security solutions and our ability to maintain security clearances where required, as well as risks associated with a significant amount of our business coming from domestic and foreign government customers;
•risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate, including, among others, with respect to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, government contracts, relating to our own operations as well as to the use of our solutions by our customers;
•challenges associated with selling sophisticated solutions, including with respect to assisting customers in understanding and realizing the benefits of our solutions, and developing, offering, implementing, and maintaining a broad and sophisticated solution portfolio;
•challenges associated with pursuing larger sales opportunities, including with respect to longer sales cycles, transaction reductions, deferrals, or cancellations during the sales cycle; risk of customer concentration; challenges associated with our ability to accurately forecast when a sales opportunity will convert to an order, or to accurately forecast revenue and expenses;
•challenges associated with our Customer Engagement segment cloud transition and our Cyber Intelligence segment software model transition, and risk of increased volatility of our operating results from period to period;
•risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property, claim infringement on their intellectual property rights, or claim a violation of their license rights, including relative to free or open source components we may use;
•risks that we may experience liquidity or working capital issues and related risks that financing sources may be unavailable to us on reasonable terms or at all;
•risks associated with significant leverage resulting from our current debt position or our ability to incur additional debt, including with respect to liquidity considerations, covenant limitations and compliance, fluctuations in interest rates, dilution considerations (with respect to our convertible notes), and our ability to maintain our credit ratings;
•risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. (“CTI”), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of the successor to CTI’s business operations, Mavenir Inc. (“Mavenir”), being unwilling or unable to provide us with certain indemnities to which we are entitled;
•risks relating to the adequacy of our existing infrastructure, systems, processes, policies, procedures, internal controls, and personnel, and our ability to successfully implement and maintain enhancements to the foregoing, for our current and future operations and reporting needs, including related risks of financial statement omissions, misstatements, restatements, or filing delays;
•risks associated with changing accounting principles or standards, tax laws and regulations, tax rates, and the continuing availability of expected tax benefits;
•risks associated with market volatility in the prices of our common stock and convertible notes based on our performance, third-party publications or speculation, or other factors and risks associated with actions of activist stockholders;
•risks associated with the issuance of preferred stock to an affiliate of Apax Partners, including with respect to completion of the second tranche of the investment and Apax's significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and

•risks associated with the planned spin-off of our Cyber Intelligence Solutions business, including the possibility that the spin-off transaction may not be completed in the expected timeframe or at all, that it does not achieve the benefits anticipated, or that it negatively impacts our operations or stock price, including as a result of management distraction from our business.
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2020. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2020	2020
Assets
Current Assets:
Cash and cash equivalents	$556,671	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits	46,451	43,860
Short-term investments	19,741	20,215
Accounts receivable, net of allowance for doubtful accounts of $6.3 million and $5.3 million, respectively	308,304	382,435
Contract assets, net	62,249	64,961
Inventories	25,030	20,495
Prepaid expenses and other current assets	92,168	87,946
Total current assets	1,110,614	999,058
Property and equipment, net	115,481	116,111
Operating lease right-of-use assets	97,878	102,149
Goodwill	1,452,434	1,469,211
Intangible assets, net	182,503	197,764
Other assets	135,798	131,765
Total assets	$3,094,708	$3,016,058

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$70,987	$71,604
Accrued expenses and other current liabilities	228,256	233,948
Contract liabilities	378,548	397,350
Total current liabilities	677,791	702,902
Long-term debt	990,390	832,798
Long-term contract liabilities	40,566	40,565
Operating lease liabilities	87,340	90,372
Other liabilities	105,715	106,984
Total liabilities	1,901,802	1,773,621
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at April 30, 2020 and January 31, 2020, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 68,930,000 and 68,529,000 shares; outstanding 64,526,000 and 64,738,000 shares at April 30, 2020 and January 31, 2020, respectively.	69	68
Additional paid-in capital	1,677,775	1,660,889
Treasury stock, at cost - 4,404,000 and 3,791,000 shares at April 30, 2020 and January 31, 2020, respectively.	(208,124)	(174,134)
Accumulated deficit	(112,544)	(105,590)
Accumulated other comprehensive loss	(178,774)	(151,865)
Total Verint Systems Inc. stockholders' equity	1,178,402	1,229,368
Noncontrolling interests	14,504	13,069
Total stockholders' equity	1,192,906	1,242,437
Total liabilities and stockholders' equity	$3,094,708	$3,016,058

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2020	2019
Revenue:
Product	$77,284	$104,224
Service and support	210,011	211,035
Total revenue	287,295	315,259
Cost of revenue:
Product	21,318	28,120
Service and support	76,399	79,361
Amortization of acquired technology	4,609	6,707
Total cost of revenue	102,326	114,188
Gross profit	184,969	201,071
Operating expenses:
Research and development, net	59,079	57,169
Selling, general and administrative	111,651	121,721
Amortization of other acquired intangible assets	8,065	7,713
Total operating expenses	178,795	186,603
Operating income	6,174	14,468
Other income (expense), net:
Interest income	1,017	1,426
Interest expense	(10,698)	(9,934)
Other expense, net	(2,230)	(790)
Total other expense, net	(11,911)	(9,298)
(Loss) income before (benefit) provision for income taxes	(5,737)	5,170
(Benefit) provision for income taxes	(1,762)	1,409
Net (loss) income	(3,975)	3,761
Net income attributable to noncontrolling interests	2,039	2,185
Net (loss) income attributable to Verint Systems Inc.	$(6,014)	$1,576

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02

Weighted-average common shares outstanding:
Basic	64,376	65,438
Diluted	64,376	67,088

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2020	2019
Net (loss) income	$(3,975)	$3,761
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(20,999)	(3,962)
Net (decrease) increase from foreign exchange contracts designated as hedges	(873)	1,281
Net decrease from interest rate swap designated as a hedge	(6,944)	(2,017)
Benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	1,548	294
Other comprehensive loss	(27,268)	(4,404)
Comprehensive loss	(31,243)	(643)
Comprehensive income attributable to noncontrolling interests	1,680	2,079
Comprehensive loss attributable to Verint Systems Inc.	$(32,923)	$(2,722)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804
Net income	—	—	—	—	1,576	—	1,576	2,185	3,761
Other comprehensive loss	—	—	—	—	—	(4,298)	(4,298)	(106)	(4,404)
Stock-based compensation - equity-classified awards	—	—	14,890	—	—	—	14,890	—	14,890
Common stock issued for stock awards and stock bonuses	448	—	—	—	—	—	—	—	—
Treasury stock acquired	(8)	—	—	(474)	—	—	(474)	—	(474)
Balances as of April 30, 2019	65,773	$67	$1,601,156	$(58,072)	$(132,698)	$(149,523)	$1,260,930	$13,647	$1,274,577

Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437
Net (loss) income	—	—	—	—	(6,014)	—	(6,014)	2,039	(3,975)
Other comprehensive loss	—	—	—	—	—	(26,909)	(26,909)	(359)	(27,268)
Stock-based compensation - equity-classified awards	—	—	15,029	—	—	—	15,029	—	15,029
Common stock issued, or to be issued, for stock awards and stock bonuses	399	1	1,845	—	—	—	1,846	—	1,846
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of April 30, 2020	64,526	$69	$1,677,775	$(208,124)	$(112,544)	$(178,774)	$1,178,402	$14,504	$1,192,906

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,975)	$3,761
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,931	22,954
Stock-based compensation, excluding cash-settled awards	14,192	17,065
Amortization of discount on convertible notes	3,226	3,061
Non-cash gains on derivative financial instruments, net	(1,014)	(549)
Other non-cash items, net	(3,537)	2,646
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	70,087	58,900
Contract assets	2,094	(39)
Inventories	(5,118)	(3,118)
Prepaid expenses and other assets	(11,630)	5,268
Accounts payable and accrued expenses	564	8,487
Contract liabilities	(14,776)	(24,648)
Other, net	1,934	(725)
Net cash provided by operating activities	75,978	93,063

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	—	(20,210)
Purchases of property and equipment	(8,835)	(8,331)
Purchases of investments	(15,198)	(9,995)
Maturities and sales of investments	15,648	2,965
Cash paid for capitalized software development costs	(3,146)	(2,819)
Change in restricted bank time deposits, and other investing activities, net	20,824	2,941
Net cash provided by (used in) investing activities	9,293	(35,449)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	155,000	—
Repayments of borrowings and other financing obligations	(1,898)	(1,584)
Purchases of treasury stock	(36,836)	(474)
Distribution paid to noncontrolling interest	(245)	—
Payments of deferred purchase price and contingent consideration for business combinations (financing portion) and other financing activities	(1,282)	(11,674)
Net cash provided by (used in) financing activities	114,739	(13,732)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,106)	(853)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	196,904	43,029
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	411,657	412,699
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$608,561	$455,728

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$556,671	$412,024
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	38,004	39,373
Restricted cash and cash equivalents included in other assets	13,886	4,331
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$608,561	$455,728

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

Verint is a global leader in Actionable Intelligence solutions. In a world of massive information growth, our solutions empower organizations with crucial, actionable insights and enable decision makers to anticipate, respond, and take action. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint’s Actionable Intelligence solutions, deployed in the cloud and on-premises, to make more informed, timely, and effective decisions.

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry's strongest research and development (“R&D”) teams focused on actionable intelligence consisting of approximately one-third of our approximately 6,300 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics and automation.

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our stockholders (the “Spin-Off”) that is intended to be tax-free to our stockholders for U.S. federal income tax purposes. We currently expect to complete the Spin-Off shortly after the end of this fiscal year ending January 31, 2021, though this timeline may be impacted by the current business environment brought on by the COVID-19 pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” under Item 2 of this report for a more detailed discussion of the planned Spin-Off.

On December 4, 2019, we also announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor initially purchased $200 million of our Series A convertible preferred stock, which closed on May 7, 2020. Please refer to Note 16, “Subsequent Events” for additional information regarding the closing of the initial tranche. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200 million of Series B convertible preferred stock in the Company, as the entity holding the Customer Engagement Solutions business. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis is approximately 5.5%. Following completion of the Spin-Off and assuming the issuance of the Series B preferred stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” under Item 2 of this report for a more detailed discussion of the planned Apax investment.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. The global spread of COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. In response to these challenges, we quickly adjusted our operations to work from home and we believe our business continuity plan is working well.

We are monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by government and public health authorities. We continue to work to help our customers meet their business continuity needs and help keep the world safe during this difficult time and are managing our operations with a view to resuming normal business activity as soon as possible.

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” of this report for a more detailed discussion of the impact of COVID-19 on our business.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended April 30, 2020 and 2019, and the condensed consolidated balance sheet as of April 30, 2020, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2020 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2020. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of April 30, 2020 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended April 30, 2020, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company's financial instruments within the scope of this guidance primarily includes accounts receivable and contract assets. On February 1, 2020, we adopted the new standard under the modified retrospective approach, such that comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of ASU No. 2016-13 resulted in a $1.1 million increase in our allowance for expected credit losses related to accounts receivable and contract assets, a $0.2 million increase to deferred tax assets, and an impact of $0.9 million to our accumulated deficit. The new accounting standard did not have a material impact on our condensed consolidated financial statements, including accounting policies, given our limited historical write-off activity.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the condensed consolidated balance sheet as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the condensed consolidated income statement as the related fees of the arrangement. We adopted ASU No. 2018-15 prospectively to eligible costs incurred on or after February 1, 2020 and the implementation did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to The Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. Since the standard affects only disclosure requirements, the adoption of the standard did not have an impact on our condensed consolidated financial statements.

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

We determine revenue recognition through the following five steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied.

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

For our Customer Engagement segment:

•Recurring revenue primarily consists of cloud revenue and initial and renewal support revenue.
◦Cloud revenue consists primarily of software as a service (“SaaS”) revenue with some optional managed services revenue.
◦SaaS revenue consists predominately of bundled SaaS (software with standard managed services) with some unbundled SaaS (software licensing rights sold separately from managed services and accounted for as term-based licenses). Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.
◦Bundled SaaS revenue is recognized over time and unbundled SaaS revenue is recognized at a point in time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one- and three-year time frame.
•Nonrecurring revenue primarily consists of our perpetual licenses, consulting, implementation and installation services, and training.

For our Cyber Intelligence segment:

•Recurring revenue primarily consists of initial and renewal support, subscription software licenses, and SaaS in certain limited transactions.
•Nonrecurring revenue primarily consists of our perpetual licenses, long-term projects including software customizations that are recognized over time as control transfers to the customer using a percentage-of-completion (“POC”) method, consulting, implementation and installation services, training, and hardware.

	Three Months Ended April 30, 2020			Three Months Ended April 30, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$33,997	$43,287	$77,284	$54,002	$50,222	$104,224
Service and support	151,868	58,143	210,011	153,093	57,942	211,035
Total revenue	$185,865	$101,430	$287,295	$207,095	$108,164	$315,259

Revenue by recurrence:
Recurring revenue	$129,070	$56,038	$185,108	$123,358	$46,817	$170,175
Nonrecurring revenue	56,795	45,392	102,187	83,737	61,347	145,084
Total revenue	$185,865	$101,430	$287,295	$207,095	$108,164	$315,259

The following table provides a further disaggregation of revenue for our Customer Engagement segment.

	Three Months Ended April 30,
(in thousands)	2020	2019
Customer Engagement revenue
Recurring revenue
Bundled SaaS revenue	$33,393	$27,204
Unbundled SaaS revenue	5,472	6,252
Optional managed services revenue	14,132	13,629
Total cloud revenue	52,997	47,085
Support revenue	76,073	76,273
Total recurring revenue	129,070	123,358
Nonrecurring revenue
Perpetual revenue	28,525	47,602
Professional services revenue	28,270	36,135
Total nonrecurring revenue	56,795	83,737
Total Customer Engagement revenue	$185,865	$207,095

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	April 30, 2020	January 31, 2020
Accounts receivable, net	$308,304	$382,435
Contract assets, net	$62,249	$64,961
Long-term contract assets (included in Other assets)	$9,260	$1,358
Contract liabilities	$378,548	$397,350
Long-term contract liabilities	$40,566	$40,565

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three months ended April 30, 2020 and 2019. There are two customers in our Cyber Intelligence segment that accounted for a combined $47.3 million and $51.7 million of our aggregated accounts receivable and contract assets at April 30, 2020 and January 31, 2020, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the U.S. which we believe present insignificant credit risk.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the three months ended April 30, 2020 and 2019 from amounts included in contract liabilities at the beginning of each period was $139.1 million and $134.6 million, respectively.

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

The following table provides information about remaining performance obligations for each of our operating segments:

	April 30, 2020			January 31, 2020
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
RPO:
Expected to be recognized within 1 year	$363,496	$363,710	$727,206	$374,982	$356,677	$731,659
Expected to be recognized in more than 1 year	113,340	197,729	311,069	117,497	225,056	342,553
Total RPO	$476,836	$561,439	$1,038,275	$492,479	$581,733	$1,074,212

3.    NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2020	2019
Net (loss) income	$(3,975)	$3,761
Net income attributable to noncontrolling interests	2,039	2,185
Net (loss) income attributable to Verint Systems Inc.	$(6,014)	$1,576
Weighted-average shares outstanding:
Basic	64,376	65,438
Dilutive effect of employee equity award plans	—	1,650
Dilutive effect of 1.50% convertible senior notes	—	—
Dilutive effect of warrants	—	—
Diluted	64,376	67,088
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2020	2019
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,491	606
1.50% convertible senior notes	6,205	6,205
Warrants	6,205	6,205

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

On December 4, 2019, we announced that Valor Parent LP, an affiliate of Apax Partners, would invest up to $400 million in us, in the form of convertible preferred stock. On May 7, 2020, the initial purchase of $200 million of our Series A convertible preferred stock closed. As a result, the calculation of basic and diluted net income (loss) per common share will be impacted beginning in the second quarter of this current fiscal year ending January 31, 2021. Further details regarding the convertible preferred stock investment appear in Note 1, “Basis of Presentation and Significant Accounting Policies” under “Description of Business” and Note 16, “Subsequent Events”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2020 and January 31, 2020:

	April 30, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$411,926	$—	$—	$411,926
Money market funds	144,745	—	—	144,745
Total cash and cash equivalents	$556,671	$—	$—	$556,671

Short-term investments:
Bank time deposits	$19,741	$—	$—	$19,741
Total short-term investments	$19,741	$—	$—	$19,741

	January 31, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$379,057	$—	$—	$379,057
Money market funds	89	—	—	89
Total cash and cash equivalents	$379,146	$—	$—	$379,146

Short-term investments:
Bank time deposits	$20,215	$—	$—	$20,215
Total short-term investments	$20,215	$—	$—	$20,215

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the three months ended April 30, 2020 and 2019, proceeds from maturities and sales of short-term investments were $15.6 million and $3.0 million, respectively.

5.    BUSINESS COMBINATIONS

Three Months Ended April 30, 2020

We did not complete any business combinations during the three months ended April 30, 2020.

Year Ended January 31, 2020

During the year ended January 31, 2020, we completed four business combinations:

•On February 1, 2019, we completed the acquisition of a SaaS workforce optimization company focused on the small and medium-sized business (“SMB”) market as part of our strategy to expand our SMB portfolio. This company has been integrated into our Customer Engagement segment.
•On July 25, 2019, we completed the acquisition of a SaaS company focused on cloud-based knowledge management solutions as part of our strategy to add additional artificial intelligence and machine learning capabilities into our portfolio. This company has been integrated into our Customer Engagement segment.
•On December 18, 2019, we completed the acquisition of two software companies under common control focused on multi source intelligence and fusion analytics domains. These companies are being integrated into our Cyber Intelligence segment.
•On January 13, 2020, we completed the acquisition of a SaaS based company providing web and mobile session replay solutions. This company is being integrated into our Customer Engagement segment.

These business combinations were not individually material to our condensed consolidated financial statements.

The combined consideration for these business combinations was approximately $89.3 million consisted of (i) $76.2 million of combined cash paid at closings or shortly thereafter, partially offset by $2.4 million of cash acquired, resulting in net cash consideration at closing of $73.8 million; and (ii) the fair value of the contingent consideration arrangements described below of $15.3 million; offset by (iii) $2.1 million of other purchase price adjustments. For three of the business combinations, we agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $23.5 million, contingent upon the achievement of certain performance targets over periods extending through January 2022, the fair value of which was estimated to be $15.3 million at the acquisition date. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $50.4 million of goodwill associated with these business combinations, $39.1 million and $11.3 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively, and $15.7 million of which is deductible for income tax purposes.

Revenue and net income (loss) attributable to these acquisitions for the year ended January 31, 2020 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $1.1 million and $1.0 million for the three months ended months ended April 30, 2020 and April 30, 2019, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed subsequent to April 30, 2019 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, goodwill, deferred income taxes, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2020 including adjustments identified subsequent to the valuation date, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$76,198
Fair value of contingent consideration	15,253
Other purchase price adjustments	(2,137)
Total purchase prices	$89,314

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$3,950
Other current assets, including cash acquired	14,394
Other assets	6,556
Current and other liabilities	(8,531)
Contract liabilities - current and long-term	(3,794)
Deferred income taxes	(4,061)
Net tangible assets	8,514
Identifiable intangible assets:
Customer relationships	13,299
Developed technology	14,443
Trademarks and trade names	1,367
Non-compete agreements	1,307
Total identifiable intangible assets	30,416
Goodwill	50,384
Total purchase prices allocation	$89,314

For these acquisitions, customer relationships, developed technology, trademarks and trade names, and non-compete agreements were assigned estimated useful lives of from five years to nine years, four years to five years, and three years to five years, and three years, respectively, the weighted average of which is approximately 6.1 years.

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

For the three months ended April 30, 2020 and 2019, we recorded a benefit of $4.8 million and a charge of $1.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $35.0 million at April 30, 2020, of which $20.4 million was recorded within accrued expenses and other current liabilities, and $14.6 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $3.0 million and $6.4 million for the three months ended April 30, 2020 and 2019, respectively.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2020 and January 31, 2020:

	April 30, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$458,725	$(330,492)	$128,233
Acquired technology	291,603	(243,894)	47,709
Trade names	12,823	(7,411)	5,412
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(158)	1,149
Total intangible assets	$768,898	$(586,395)	$182,503

	January 31, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$465,130	$(328,069)	$137,061
Acquired technology	294,841	(241,585)	53,256
Trade names	12,957	(6,783)	6,174
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(34)	1,273
Total intangible assets	$778,675	$(580,911)	$197,764

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to assess whether a triggering event had occurred that would result in a potential impairment of our indefinite-lived intangible assets. Based on this assessment, we concluded that a triggering event has not occurred which would require further impairment testing to be performed.

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2020 and January 31, 2020:

	April 30,	January 31,
(in thousands)	2020	2020
Customer Engagement	$175,241	$189,896
Cyber Intelligence	7,262	7,868
Total	$182,503	$197,764

Total amortization expense recorded for acquisition-related intangible assets was $12.7 million and $14.4 million for the three months ended April 30, 2020 and 2019, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2021 (remainder of year)	$36,856
2022	45,885
2023	37,978
2024	27,805
2025	11,754
2026 and thereafter	22,225
Total	$182,503

Goodwill activity for the three months ended April 30, 2020, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Three Months Ended April 30, 2020:
Goodwill, gross, at January 31, 2020	$1,536,076	$1,367,111	$168,965
Accumulated impairment losses through January 31, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2020	1,469,211	1,311,068	158,143
Foreign currency translation and other	(16,420)	(15,764)	(656)
Business combinations, including adjustments to prior period acquisitions	(357)	—	(357)
Goodwill, net, at April 30, 2020	$1,452,434	$1,295,304	$157,130

Balance at April 30, 2020:
Goodwill, gross, at April 30, 2020	$1,519,299	$1,351,347	$167,952
Accumulated impairment losses through April 30, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at April 30, 2020	$1,452,434	$1,295,304	$157,130

We evaluated whether there has been a change in circumstances as of April 30, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future revenue, profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that will be involved in evaluating goodwill for potential impairment. We do expect declines in our reporting unit fair values as a result of delayed or reduced demand for our products and services, driving lower revenue and operating income across our businesses. However, given the significant difference between the reporting unit fair values and their carrying values in the most recent quantitative analyses completed as of November 1, 2019, as well as expected long-term recovery within all reporting units, management does not believe that these events were severe enough to result in an impairment trigger. We will continue to monitor the environment to determine whether the impacts to our reporting units represent an event or change in circumstances that may trigger a need to assess for impairment.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2020 and January 31, 2020:

	April 30,	January 31,
(in thousands)	2020	2020
1.50% Convertible Senior Notes	$400,000	$400,000
June 2017 Term Loan	413,313	414,375
Borrowings under 2017 Revolving Credit Facility	200,000	45,000
Less: Unamortized debt discounts and issuance costs	(18,673)	(22,327)
Total debt	994,640	837,048
Less: current maturities	4,250	4,250
Long-term debt	$990,390	$832,798

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

On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the other specified conditions for conversion have been satisfied. As of April 30, 2020, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at April 30, 2020.

As of April 30, 2020, the carrying value of the debt component was $384.1 million, which is net of unamortized debt discount and issuance costs of $14.5 million and $1.4 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at April 30, 2020.

Based on the closing market price of our common stock on April 30, 2020, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2020, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2020, no Warrants had been exercised and all Warrants remained outstanding.

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

On June 8, 2020, we entered into a second amendment to the 2017 Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. We currently intend to cash collateralize, or otherwise refinance or repurchase, the Notes prior to their maturity. Refer to Note 16, “Subsequent Events” for further details regarding the Second Amendment to the 2017 Credit Agreement.

As of April 30, 2020, the interest rate on the 2017 Term Loan was 3.37%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.55% at April 30, 2020. As of January 31, 2020 the interest rate on 2017 Term Loan was 3.85%.

Borrowings under the 2017 Revolving Credit Facility were $200.0 million at April 30, 2020, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). As of April 30, 2020, the weighted average interest rate on our revolving credit facility borrowings was 2.33%. In addition, we are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the 2017 Revolving Credit Facility were used to fund a portion of our stock repurchase program or will be used for general corporate purposes. Please refer to Note 9, “Stockholders’ Equity”, for more information regarding the stock repurchase program.

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

Future Principal Payments on Term Loan

As of April 30, 2020, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2021 (remainder of year)	$3,188
2022	4,250
2023	4,250
2024	4,250
2025	397,375
Total	$413,313

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500
Amortization of debt discount	3,226	3,061
Amortization of deferred debt issuance costs	304	289
Total Interest Expense - 1.50% Convertible Senior Notes	$5,030	$4,850

Borrowings under Credit Agreements:
Interest expense at contractual rates	$4,513	$4,645
Impact of interest rate swap	591	—
Amortization of debt discounts	18	16
Amortization of deferred debt issuance costs	391	374
Total Interest Expense - Borrowings under Credit Agreements	$5,513	$5,035

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2020 and January 31, 2020:

	April 30,	January 31,
(in thousands)	2020	2020
Raw materials	$12,422	$9,628
Work-in-process	4,943	4,749
Finished goods	7,665	6,118
Total inventories	$25,030	$20,495

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Foreign currency losses, net	$(3,254)	$(1,187)
Gains on derivative financial instruments, net	1,014	549
Other, net	10	(152)
Total other expense, net	$(2,230)	$(790)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Cash paid for interest	$5,302	$4,673
Cash payments (refunds) of income taxes, net	$9,557	$(1,513)
Cash payments for operating leases	$6,277	$6,841
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$—	$5,200
Finance leases of property and equipment	$760	$—
Accrued but unpaid purchases of property and equipment	$3,295	$3,301
Inventory transfers to property and equipment	$153	$73

9.    STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the three months ended April 30, 2020 and 2019. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Stock Repurchase Program

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021. We made $34.0 million in repurchases under the program during the three months ended April 30, 2020 and $116.1 million of repurchases during the year ended January 31, 2020. Due to the uncertainty surrounding the impact of the COVID-19 pandemic, we will consider further repurchases under the stock repurchase program based on economic and market conditions as they evolve.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards.

During the three months ended April 30, 2020, we repurchased approximately 613,000 shares of treasury stock for a cost of $34.0 million under the share repurchase described above. During the three months ended April 30, 2019, we repurchased approximately 8,000 shares of treasury stock for a cost of $0.5 million to facilitate income tax withholding and payment requirements upon vesting of equity awards.

At April 30, 2020, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million. At January 31, 2020, we held approximately 3,791,000 shares of treasury stock with a cost of $174.1 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor initially purchased $200 million of our Series A convertible preferred stock, which closed on May 7, 2020. Please refer to Note 16, “Subsequent Events” for additional information regarding the closing of the initial tranche.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the three months ended April 30, 2020:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2020	$626	$(10,528)	$(141,963)	$(151,865)
Other comprehensive loss before reclassifications	(829)	(5,949)	(20,640)	(27,418)
Amounts reclassified out of accumulated other comprehensive income (loss)	(46)	(463)	—	(509)
Net other comprehensive loss	(783)	(5,486)	(20,640)	(26,909)
Accumulated other comprehensive loss at April 30, 2020	$(157)	$(16,014)	$(162,603)	$(178,774)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,
(in thousands)	2020	2019	Location
Unrealized losses on derivative financial instruments:
Foreign currency forward contracts	$(3)	$(72)	Cost of product revenue
	(5)	(84)	Cost of service and support revenue
	(27)	(472)	Research and development, net
	(17)	(311)	Selling, general and administrative
	(52)	(939)	Total, before income taxes
	6	94	Benefit from income taxes
	$(46)	$(845)	Total, net of income taxes

Interest rate swap agreement	$(591)	$—	Interest expense
	(591)	—	Total, before income taxes
	128	—	Benefit from income taxes
	$(463)	$—	Total, net of income taxes

10.   INCOME TAXES

Our interim (benefit) provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2020, we recorded an income tax benefit of $1.8 million on a pre-tax loss of $5.7 million, which represented an effective income tax rate of 30.7%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions and a deferred tax benefit due to a tax rate change in a foreign jurisdiction.

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

We had unrecognized income tax benefits of $92.3 million and $91.3 million (excluding interest and penalties) as of April 30, 2020 and January 31, 2020, respectively. The accrued liability for interest and penalties was $3.0 million and $2.9 million at April 30, 2020 and January 31, 2020, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. As of April 30, 2020 and January 31, 2020, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $92.3 million and $91.3 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at April 30, 2020 could decrease by approximately $1.3 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. However, we plan to defer the timing of employer payroll taxes and accelerate the refund of AMT credits as permitted by the CARES Act.

11.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2020 and January 31, 2020:

	April 30, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$144,745	$—	$—
Foreign currency forward contracts	—	1,270	—
Contingent consideration receivable	—	—	668
Total assets	$144,745	$1,270	$668
Liabilities:
Foreign currency forward contracts	$—	$724	$—
Interest rate swap agreement	—	20,445	—
Contingent consideration - business combinations	—	—	35,002
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,650
Total liabilities	$—	$21,169	$37,652

	January 31, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$89	$—	$—
Foreign currency forward contracts	—	812	—
Contingent consideration receivable	—	—	738
Total assets	$89	$812	$738
Liabilities:
Foreign currency forward contracts	$—	$132	$—
Interest rate swap agreements	—	13,501	—
Contingent consideration - business combinations	—	—	42,875
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,900
Total liabilities	$—	$13,633	$45,775

In January 2020, we completed the sale of an insignificant subsidiary in our Customer Engagement segment. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our consolidated balance sheet. The estimated fair value of this asset as of April 30, 2020, which is measured using Level 3 inputs, was $0.7 million. We did not receive any payments, and the change in the estimated fair value of this contingent receivable was not material, during the three months ended April 30, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$42,875	$61,340
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	—	5,200
Changes in fair values, recorded in operating expenses	(4,803)	1,213
Payments of contingent consideration	(3,031)	(6,361)
Foreign currency translation and other	(39)	(13)
Fair value measurement at end of period	$35,002	$61,379

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$2,900	$3,000
Change in fair value, recorded in operating expenses	(250)	(150)
Fair value measurement at end of period	$2,650	$2,850

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2020 and 2019.

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

Contingent Consideration Asset or Liability - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.2% to 6.7%, with a weighted average discount rate of 4.8%, in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2020. We utilized discount rates ranging from 2.1% to 4.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2020. We utilized discount rates ranging from 6.4% to 6.8%, with a weighted average discount rate of 6.6%, in our calculation of the estimated fair value of our contingent consideration asset as of April 30, 2020. We utilized discount rates ranging from 4.3% to 4.9%, in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2020.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 11.0% and 9.0% in our calculation of the estimated fair value of the option as of April 30, 2020 and January 31, 2020, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan and our revolving credit borrowings at April 30, 2020 were $406 million and $190 million, respectively. The estimated fair values of our term loan and our revolving credit borrowings at January 31, 2020 were $417 million and $45 million, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of April 30, 2020 and January 31, 2020 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings is based upon indicative market values provided by one of our lenders.

The estimated fair values of our Notes were approximately $386 million and $438 million at April 30, 2020 and January 31, 2020, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of April 30, 2020, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $3.8 million. There were no observable price changes in our investments in privately-held companies and we did not recognize any impairments or other adjustments during the three months ended April 30, 2020.

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

We held outstanding foreign currency forward contracts with notional amounts of $106.2 million and $89.0 million as of April 30, 2020 and January 31, 2020, respectively.

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

On June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the prior credit agreement, the 2016 Swap was no longer designated as a cash flow hedge for accounting purposes and, because occurrence of the specific forecasted variable cash flows which had been hedged by the 2016 Swap was no longer probable, the $0.9 million fair value of the 2016 Swap at that date was reclassified from accumulated other comprehensive income (loss) into the condensed consolidated statement of operations as income within other income (expense), net. Ongoing changes in the fair value of the 2016 Swap were recognized within other income (expense), net in the condensed consolidated statement of operations.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2020 and January 31, 2020 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2020	2020
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$544	$710
Not designated as hedging instruments	Prepaid expenses and other current assets	726	102
Total derivative assets		$1,270	$812

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$724	$16
Not designated as hedging instruments	Accrued expenses and other current liabilities	—	116
Interest rate swap agreements:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	3,897	2,060
Designated as a cash flow hedge	Other liabilities	16,548	11,441
Total derivative liabilities		$21,169	$13,633

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,
(in thousands)	2020	2019
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(925)	$342
Interest rate swap agreement	(7,535)	(2,017)
	$(8,460)	$(1,675)

Net losses reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(52)	$(939)
Interest rate swap agreement	(591)	—
	$(643)	$(939)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 9, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the $0.2 million of net unrealized losses recorded in our accumulated other comprehensive loss at April 30, 2020 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months. Approximately $3.1 million of the $16.0 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at April 30, 2020 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended months ended April 30, 2020 and 2019 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2020	2019
Foreign currency forward contracts	Other income (expense), net	$1,014	$564
Interest rate swap agreement	Other income (expense), net	—	(15)
		$1,014	$549

13.    STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Cost of revenue - product	$310	$334
Cost of revenue - service and support	657	1,070
Research and development, net	2,336	2,590
Selling, general and administrative	10,881	13,109
Total stock-based compensation expense	$14,184	$17,103

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Restricted stock units and restricted stock awards	$15,029	$14,890
Stock bonus program and bonus share program	(837)	2,175
Total equity-settled awards	14,192	17,065
Phantom stock units (cash-settled awards)	(8)	38
Total stock-based compensation expense	$14,184	$17,103

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020		2019
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,736	$52.53	2,777	$41.05
Granted	107	$51.26	1,444	$61.10
Released	(399)	$46.96	(448)	$39.50
Forfeited	(81)	$51.84	(60)	$35.44
Ending balance	2,363	$53.44	3,713	$49.23

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2020, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the three months ended April 30, 2020 and 2019 (these amounts are already included in the Award Activity Table above for 2020 and 2019):

	Three Months Ended April 30,
(in thousands)	2020	2019
Beginning balance	526	512
Granted	107	286
Released	(231)	(234)
Forfeited	(20)	(26)
Ending balance	382	538

Excluding PSUs, we did not grant any RSUs or other equity awards during the three months ended April 30, 2020.

As of April 30, 2020, there was approximately $70.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.4 years.

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

There was no activity under the stock bonus program during the three months ended April 30, 2020 and 2019.

For bonuses in respect of the year ending January 31, 2020, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, under the stock bonus program. We currently expect to issue no more than 32,000 shares under the stock bonus program for the performance period ended January 31, 2020, which are expected to be issued during the second half of the year ending January 31, 2021.

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

For bonuses in respect of the year ending January 31, 2020, our board of directors has approved the use of up to 305,000 shares of common stock under the bonus share program, reduced by any shares issued under the stock bonus program in respect of the same performance period. For the performance period ended January 31, 2020, we currently expect to issue no more than 32,000 shares under the stock bonus program, with the remaining 273,000 shares authorized by the board of directors available for use under the bonus share program for the same performance period. Awards under the bonus share program for the performance period ended January 31, 2020 are expected to be issued during the second half of the year ending January 31, 2021.

For bonuses in respect of the year ending January 31, 2021, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the same performance period.

The combined accrued liabilities for the stock bonus program and the bonus share program were $14.6 million and $17.3 million at April 30, 2020 and January 31, 2020, respectively.

14.   COMMITMENTS AND CONTINGENCIES

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI recently submitted a motion to appeal the decision to the Supreme Court.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,
(in thousands)	2020	2019
Revenue:
Customer Engagement
Segment revenue	$189,127	$215,867
Revenue adjustments	(3,262)	(8,772)
	185,865	207,095
Cyber Intelligence
Segment revenue	102,522	108,291
Revenue adjustments	(1,092)	(127)
	101,430	108,164
Total revenue	$287,295	$315,259

Segment contribution:
Customer Engagement	$65,797	$78,818
Cyber Intelligence	24,964	27,290
Total segment contribution	90,761	106,108

Reconciliation of segment contribution to operating income:
Revenue adjustments	4,354	8,899
Shared support expenses	43,341	43,854
Amortization of acquired intangible assets	12,674	14,420
Stock-based compensation	14,184	17,103
Acquisition, integration, restructuring, and other unallocated expenses	10,034	7,364
Total reconciling items, net	84,587	91,640
Operating income	$6,174	$14,468

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment. The allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, “Intangible Assets and Goodwill”.

16. SUBSEQUENT EVENTS

Apax Convertible Preferred Stock Investment

On May 7, 2020, we closed the initial tranche of the previously announced strategic partnership (the “Closing”) with the Apax Investor. Pursuant to the Investment Agreement, dated as of December 4, 2019, at the Closing, we sold 200,000 shares of our Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $200.0 million. See “Management’s discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” under Item 2 of this report for a more detailed discussion regarding the Apax investment.

In connection with the Closing, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, we have agreed to use commercially reasonable efforts to prepare and file a shelf registration statement with the SEC no later than the first business day after the Common Stock Restricted Period (as defined in the agreement) and to use commercially reasonable efforts to cause such shelf registration statement to be declared effective as promptly as is reasonably practicable after its filing to permit the public resale of registrable securities covered by the Registration Rights Agreement. The registrable securities generally include any shares of our common stock, par value $0.001 per share (“Common Stock”), into which the Preferred Stock is convertible, and any other securities issued or issuable with respect to any such shares of Common Stock by way of share split, share dividend, distribution, recapitalization, merger, exchange, replacement or similar event or otherwise.

We generally will be required to effect registrations for up to three underwritten offerings of the registrable securities within any twelve-month period during the term of the Registration Rights Agreement, subject to certain limitations, including that the anticipated gross proceeds of any offering be at least $50.0 million. The Apax Investor is also entitled to customary “piggy-back” registration and shelf take-down rights. The rights of any particular holder to cause us to register securities under the

Registration Rights Agreement will terminate with respect to that holder upon the date on which the holder no longer holds any Preferred Stock or any registrable securities covered thereby. The registration rights set forth in the Registration Rights Agreement will terminate on the date on which all shares of Common Stock issuable (or actually issued) upon conversion of the Preferred Stock cease to be registrable securities covered thereby.

Amendment to 2017 Credit Agreement

On June 8, 2020, we entered into the Second Amendment to the 2017 Credit Agreement, pursuant to which (i) we are permitted to effect the previously announced Spin-Off of our Cyber Intelligence business within the parameters set forth in the 2017 Credit Agreement, as amended, and (ii) for purposes of the acceleration of the maturity of the 2017 Term Loan and 2017 Revolving Credit Facility under the 2017 Credit Agreement, our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended.

Other than the changes described above, all other material provisions of the 2017 Credit Agreement as described in Note 7, “Long-Term Debt” remain unchanged.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2020 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Overview

Recent Developments

Separation of Businesses

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our stockholders (the “Spin-Off”) that is intended to be tax-free to our stockholders for U.S. federal income tax purposes. We currently expect to complete the Spin-Off shortly after the end of this fiscal year ending January 31, 2021, though this timeline may be impacted by the current business environment brought on by the COVID-19 pandemic. We believe the two independent, publicly traded companies will both benefit from the separation and be well positioned to pursue their own strategies, drive opportunities to accelerate growth and extend their market leadership. The separation will make it easier for investors to evaluate and make independent investment decisions in each business. We believe that both our businesses are leaders in their respective markets and the separation will enable them to achieve better performance over the long term as a result of several factors, including having; separate boards of directors with further differentiated skillsets to support tailored strategic plans; specific incentive programs more closely aligned with standalone business performance; capital structures tailored to the unique characteristics of each business; and enhanced appeal to a broader set of investors suited to the strategic and financial characteristics of each company.

We expect to incur significant costs in connection with the planned separation of our Cyber Intelligence Solutions business. The costs include developing stand-alone Cyber Intelligence Solutions information systems and related IT costs, third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the planned Spin-Off. We capitalized $1.5 million of these costs and expensed $7.8 million during the three months ended April 30, 2020. We have capitalized $5.5 million and expensed $13.1 million of separation related costs since commencing in the year ended January 31, 2020. The expense portion is reflected in selling, general and administrative expenses.

Apax Investment

On December 4, 2019, we also announced that Valor Parent LP, an affiliate of Apax Partners would make an investment in us in an amount of up to $400 million. Under the terms of the Investment Agreement, the Apax Investor initially purchased $200 million of our Series A convertible preferred stock, which closed on May 7, 2020. Further discussion regarding the Apax investment and the initial closing appears in Note 16, “Subsequent Events” to our condensed consolidated financial statements included under Part I, Item 1 of this report and the “Liquidity and Capital Resources-Overview” section below.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. The global spread of COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. In response to these challenges, we quickly adjusted our operations to work from home and we believe our business continuity plan is working well.

We are monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by government and public health authorities. We continue to work to help our customers meet their business continuity needs and help keep the world safe during this difficult time and are managing our operations with a view to resuming normal business activity as soon as possible.

During the first quarter, revenue in both of our operating segments was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we have seen a reduction or delay in large customer contracts, particularly on-premises arrangements, and we have been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We continued to experience high recurring revenue renewal rates during the first quarter. We have also begun to offer new versions of our solutions in both of our segments designed to help our customers address challenges created by the pandemic and to offer simpler packages of software and services for some of our Customer Engagement solutions to make it easier and faster for customers to make purchases. Notwithstanding our strong first quarter recurring renewal rates and these new offerings, we cannot predict how the pandemic will impact our results in future periods, including to the extent that customers delay or miss payments, customers defer, reduce, or refrain from placing orders or renewing subscriptions or support arrangements, or travel restrictions and site access restrictions remain necessary.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, we have implemented several cost-reduction actions, some of which did not take effect until the beginning of our second quarter. Such actions have included, but are not limited to, reducing our discretionary spending, substantially decreasing capital expenditures, extending days payable outstanding, considering the optimal uses of our cash and other capital resources, including with respect to our stock repurchase program, and reducing workforce-related costs. These actions may have an adverse impact on us, particularly if they remain in place for an extended period. We continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity and financial results cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the quarter ended April 30, 2020. However, we plan to defer the timing of employer payroll taxes and accelerate the refund of AMT credits as permitted by the CARES Act.

Our Business

Verint is a global leader in Actionable Intelligence solutions. In a world of massive information growth, our solutions empower organizations with crucial, actionable insights and enable decision makers to anticipate, respond, and take action. Today, over 10,000 organizations in more than 180 countries, including over 85 percent of the Fortune 100, use Verint’s Actionable Intelligence solutions, deployed in the cloud and on-premises, to make more informed, timely, and effective decisions.

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest R&D teams focused on actionable intelligence consisting of approximately one-third of our approximately 6,300 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics, and automation.

Verint’s Actionable Intelligence strategy is focused on two use cases and the Company has two operating segments: Customer Engagement and Cyber Intelligence. Generally, we make business decisions by evaluating the risks and rewards of the opportunities available to us in the markets served by each of our segments. We view each operating segment differently and allocate capital, personnel, resources, and management attention accordingly. In reviewing each operating segment, we also review the performance of that segment by geography. Our marketing and sales strategies, expansion opportunities, and product offerings may differ materially within a particular segment geographically, as may our allocation of resources between segments. When making decisions regarding investments in our business, capital expenditures, or other decisions that may affect our profitability, we also consider the leverage ratio in our revolving credit facility. See "Liquidity and Capital Resources” for more information.

Key Trends and Factors That May Impact our Performance

In addition to the impact of the COVID-19 pandemic discussed above, we see the following business trends and factors which may impact our performance:

Customer Engagement

•Digital Transformation. Many organizations are going through digital transformations by expanding their customer service interactions to include digital channels, such as chat, virtual assistants, mobile apps and social media. Remote work arrangements and site restrictions due to the COVID-19 pandemic have increased this trend. While these new channels make it easier for consumers to connect, they caused organizations increased system complexity and new challenges. In many cases these new customer touch points reside in different functional groups and are not connected, resulting in siloed information, a decentralized customer service workforce and difficulty gaining insight into customer experiences. To facilitate effective digital transformations, organizations are looking for vendors that help them to connect silos across the enterprise, take proactive action to improve customer experience and facilitate open and modular design to simplify integration across systems.

•Cloud Migration. Many organizations are looking to modernize their legacy customer engagement operations by transitioning to the cloud, adopting modern architectures that facilitate the orchestration of disparate systems and the sharing of data across enterprise functions. Organizations which are at different stages of migrating to the cloud and other modernization initiatives are also looking for vendors that can help them evolve customer engagement at their own pace while protecting their legacy investments with minimal disruption to their operations. Remote work arrangements and site restrictions due to the COVID-19 pandemic have increased this trend.

•Automation Adoption. Many organizations are seeking solutions that incorporate artificial intelligence and analytics to reduce manual work and increase workforce efficiency through automation. They also seek to empower their customers with self-service backed by AI-powered bots and human/bot collaboration, to elevate the customer experience in a fast, personalized way.

Cyber Intelligence

•Security Threats Becoming Increasingly Pervasive and Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more difficult and complicated to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that generate predictive intelligence and accelerate investigations by correlating massive amounts of data from a wide range of disparate sources to uncover previously unknown connections to identify suspicious behaviors and current and future threats.

•Shortage of Security Analysts Increasing the Need for Automation. Security organizations are using data mining solutions to help conduct investigations and generate actionable insights. Typically, data mining solutions require security organizations to employ analysts and data scientists to operate them. However, there is a shortage of such qualified personnel globally leading to elongated investigations and increased risk that security threats go undetected or are not addressed. To overcome this challenge, many security organizations are seeking advanced data mining solutions that automate functions historically performed manually to improve the quality and speed of investigations. These organizations are also increasingly seeking artificial intelligence and other advanced data analysis tools to gain actionable intelligence faster with fewer analysts and data scientists.

•Security Organizations Seeking Faster Innovation Through Open Software Solutions. As security threats have become more pervasive and complex, security organizations have been seeking faster innovation from security vendors. Historically, security organizations purchased customized solutions incorporating software, hardware and integration services. This project-based approach resulted in closed systems, limiting the pace of innovation as upgrades were complex, costly and time consuming. Today, we see a growing preference to purchase software solutions that are open and can run on standard hardware, that are faster and easier to deploy, and that can be refreshed more quickly to keep up with the accelerating pace of evolving threats.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2020 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2020, and include the following:

•Revenue recognition;
•Accounting for business combinations;
•Goodwill and other intangible assets;
•Income taxes; and
•Accounting for stock-based compensation.

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2020.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, in some years, by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, and more recently, the impact of the COVID-19 pandemic, also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands, except per share data)	2020	2019
Revenue	$287,295	$315,259
Operating income	$6,174	$14,468
Net (loss) income attributable to Verint Systems Inc.	$(6,014)	$1,576
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Our revenue decreased approximately $28.0 million, or 9%, to $287.3 million in the three months ended April 30, 2020 from $315.3 million in the three months ended April 30, 2019. The decrease consisted of a $27.0 million decrease in product revenue and a $1.0 million decrease in service and support revenue. In our Customer Engagement segment, revenue decreased $21.2 million, or approximately 10%, from $207.1 million in the three months ended April 30, 2019 to $185.9 million in the three months ended April 30, 2020. The decrease consisted of a $20.0 million decrease in product revenue and a $1.2 million decrease in service and support revenue. In our Cyber Intelligence segment, revenue decreased approximately $6.8 million, from $108.2 million in the three months ended

April 30, 2019 to $101.4 million in the three months ended April 30, 2020. The decrease consisted of a $7.0 million decrease in product revenue, partially offset by a $0.2 million increase in service and support revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 51%, 29%, and 20% of our total revenue, respectively, in the three months ended April 30, 2020, compared to approximately 54%, 28%, and 18%, respectively, in the three months ended April 30, 2019. Further details of changes in revenue are provided below.

We reported operating income of $6.2 million in the three months ended April 30, 2020 compared to operating income of $14.5 million in the three months ended April 30, 2019. The decrease in operating income was primarily due to a $16.1 million decrease in gross profit, from $201.1 million to $185.0 million, partially offset by a $7.8 million decrease in operating expenses, from $186.6 million to $178.8 million. The decrease in operating expenses consisted of a $10.1 million decrease in selling, general and administrative expenses, partially offset by a $1.9 million increase in net research and development expenses and a $0.4 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. was $6.0 million, and diluted net loss per common share was $0.09, in the three months ended April 30, 2020 compared to net income attributable to Verint Systems Inc. of $1.6 million, and diluted net income per common share of $0.02, in the three months ended April 30, 2019. These reduced operating results in the three months ended April 30, 2020 were primarily due to an $8.3 million decrease in operating income described above, a $2.6 million increase in total other expense, net, partially offset by a $3.2 million decrease in provision from income taxes and a $0.1 million decrease in net income attributable to our noncontrolling interests. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended April 30, 2020 to average exchange rates for the three months ended April 30, 2019, the U.S. dollar strengthened relative to the Singapore dollar, Australian dollar, British pound sterling, Brazilian real, and euro resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended April 30, 2020, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2019, our revenue would have been approximately $3.8 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $3.2 million higher, which would have resulted in a $0.6 million increase in our operating income.

As of April 30, 2020, we employed approximately 6,300 professionals, including part-time employees and certain contractors, as compared to approximately 6,200 at April 30, 2019.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
Customer Engagement	$185,865	$207,095	(10)%
Cyber Intelligence	101,430	108,164	(6)%
Total revenue	$287,295	$315,259	(9)%

Customer Engagement Segment

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Customer Engagement revenue decreased approximately $21.2 million, or 10%, from $207.1 million in the three months ended April 30, 2019 to $185.9 million in the three months ended April 30, 2020. The decrease consisted of a $20.0 million decrease in product revenue and a $1.2 million decrease in service and support revenue. The decrease in product revenue was primarily due to delayed purchasing decisions on large contracts, particularly on-premises arrangements, and reduced spending by customers, both due to COVID-19. The impact of COVID-19 was most pronounced in the last month of the quarter when the vast majority of transactions typically close, as our customers’ priorities shifted to maintaining the stability of their operations and the preservation of cash. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. The slight decrease in service and support revenue was primarily driven by a decrease in implementation revenue due to COVID-19 and related containment measures, including customer facility closures and travel restrictions, partially offset by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Cyber Intelligence Segment

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Cyber Intelligence revenue decreased approximately $6.8 million, from $108.2 million in the three months ended April 30, 2019 to $101.4 million in the three months ended April 30, 2020. The decrease consisted of a $7.0 million decrease in product revenue, partially offset by a $0.2 million increase in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries due to delays attributed to the impact of COVID-19, as our customers shifted their attention to addressing operational challenges associated with the pandemic, and a decrease in progress realized during the current period on long-term projects for which revenue is recognized over time using the percentage-of-completion ("POC") method. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers, and to a lesser extent an increase in SaaS revenue, partially offset by a decrease in deployment services due to COVID-19 restrictions and a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the POC method.

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

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
Product revenue	$77,284	$104,224	(26)%
Service and support revenue	210,011	211,035	—%
Total revenue	$287,295	$315,259	(9)%

Product Revenue

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Product revenue decreased approximately $26.9 million, or 26%, from $104.2 million for the three months ended April 30, 2019 to $77.3 million for the three months ended April 30, 2020, resulting from a $20.0 million decrease in our Customer Engagement segment and a $6.9 million decrease in our Cyber Intelligence segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Service and support revenue decreased approximately $1.0 million, from $211.0 million for the three months ended April 30, 2019 to $210.0 million for the three months ended April 30, 2020. This decrease was the result of a $1.2 million decrease in our Customer Engagement segment, partially offset by a $0.2 million increase in our Cyber Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
Cost of product revenue	$21,318	$28,120	(24)%
Cost of service and support revenue	76,399	79,361	(4)%
Amortization of acquired technology	4,609	6,707	(31)%
Total cost of revenue	$102,326	$114,188	(10)%

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

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Cost of product revenue decreased approximately $6.8 million, or 24%, from $28.1 million in the three months ended April 30, 2019 to $21.3 million in the three months ended April 30, 2020, primarily due to decreased cost of product revenue in both our Cyber Intelligence and Customer Engagement segments, driven primarily by a corresponding decrease in product revenue as discussed above, and by a decrease in Cyber Intelligence subcontractor costs resulting from prior investments to further productize our portfolio. Our overall product gross margins decreased to 72% in the three months ended April 30, 2020 from 73% in the three months ended April 30, 2019. Product gross margins in our Cyber Intelligence segment increased from 64% in the three months ended April 30, 2019 to 69% in the three months ended April 30, 2020, primarily due to a change in product mix and a decrease in product customization work that is not considered a separate performance obligation driven by recent and ongoing investments to productize our portfolio. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold. Product gross margins in our Customer Engagement segment decreased from 84% in the three months ended April 30, 2019 to 79% in the three months ended April 30, 2020, primarily due to lower sales volume due to COVID-19, which resulted in revenue decreasing at a faster rate than product costs, including software amortization costs.

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

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Cost of service and support revenue decreased approximately $3.0 million, or 4%, from $79.4 million in the three months ended April 30, 2019 to $76.4 million in the three months ended April 30, 2020. The decrease was primarily due to a decrease in travel costs and employee compensation expenses as a result of cost reduction initiatives related to COVID-19, offset by an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins increased from 62% in the three months ended April 30, 2019 to 64% in the three months ended April 30, 2020.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Amortization of acquired technology decreased approximately $2.1 million, or 31%, from $6.7 million in the three months ended April 30, 2019 to $4.6 million in the three months ended April 30, 2020. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three months ended months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
Research and development, net	$59,079	$57,169	3%

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Research and development, net increased approximately $1.9 million, or 3%, from $57.2 million in the three months ended April 30, 2019 to $59.1 million in the three months ended April 30, 2020. The increase was primarily due to a $2.9 million increase in employee compensation and related expenses, partially offset by a $1.0 million increase in capitalized software development costs in the three months ended April 30, 2020 compared to the three months ended April 30, 2019.

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

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
Selling, general and administrative	$111,651	$121,721	(8)%

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Selling, general and administrative expenses decreased approximately $10.0 million, or 8%, from $121.7 million in the three months ended April 30, 2019 to $111.7 million in the three months ended April 30, 2020. This decrease was primarily attributable to cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $3.7 million decrease in travel related costs, a $1.6 million decrease in marketing related expenses due to the cancellation of certain sales and marketing events and trade shows, a $0.7 million decrease in employee compensation related expenses, a $0.7 million decrease in facility expenses as a result of the majority of our workforce working from home, and $0.5 million decrease in overhead expenses. Additionally, stock-based compensation decreased by $2.2 million due to a year-over-year decrease in our stock price and professional fees decreased by $1.9 million. Selling, general, and administrative expenses were also impacted by a $6.0 million decrease due to the change in the fair value of our obligations under contingent consideration arrangements, from a net expense of $1.2 million in the three months ended April 30, 2019 to a net benefit of $4.8 million during the three months ended April 30, 2020, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. These decreases were partially offset by a $7.8 million increase in expenses related to the planned separation of our businesses (as discussed in “Overview” above).

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

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
Amortization of other acquired intangible assets	$8,065	$7,713	5%

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Amortization of other acquired intangible assets increased approximately $0.4 million, or 5%, from $7.7 million in the three months ended April 30, 2019 to $8.1 million in the three months ended April 30, 2020. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
Interest income	$1,017	$1,426	(29)%
Interest expense	(10,698)	(9,934)	8%
Other income (expense):
Foreign currency losses, net	(3,254)	(1,187)	*
Gains on derivatives	1,014	549	85%
Other, net	10	(152)	*
Total other expense, net	(2,230)	(790)	*
Total other expense, net	$(11,911)	$(9,298)	28%

* Percentage is not meaningful.

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Total other expense, net, increased by $2.6 million from $9.3 million in the three months ended April 30, 2019 to $11.9 million in the three months ended April 30, 2020.

Interest expense increased from $9.9 million in the three months ended April 30, 2019 to $10.7 million in the three months ended April 30, 2020 primarily due to an increase in borrowings under our revolving credit facility, partially offset by lower interest rates. Further discussion of our outstanding borrowings appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $3.3 million of net foreign currency losses in the three months ended April 30, 2020 compared to $1.2 million of net foreign currency losses in the three months ended April 30, 2019. Our foreign currency losses resulted primarily from the strengthening of the U.S dollar against certain foreign currencies from January 31, 2020 to April 30, 2020, mainly the Brazilian real, Israeli shekel and British pound sterling.

In the three months ended April 30, 2020, there were net gains on derivative financial instruments (not designated as hedging instruments) of $1.0 million, compared to net gains of $0.5 million on such instruments for the three months ended April 30, 2019. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

(Benefit) Provision for Income Taxes

The following table sets forth our (benefit) provision from income taxes for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		% Change
(in thousands)	2020	2019	2020-2019
(Benefit) provision for income taxes	$(1,762)	$1,409	(225)%

Three Months Ended April 30, 2020 compared to Three Months Ended April 30, 2019. Our effective income tax rate was 30.7% for the three months ended April 30, 2020, compared to an effective income tax rate of 27.3% for the three months ended April 30, 2019.

For the three months ended April 30, 2020, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions and a deferred tax benefit due to a tax rate change in a foreign jurisdiction. The result was an income tax benefit of $1.8 million on a pre-tax loss of $5.7 million, which represented an effective income tax rate of 30.7%.

For the three months ended April 30, 2019, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $1.4 million on a pre-tax income of $5.2 million, which represented an effective income tax rate of 27.3%.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400 million. Under the terms of the Investor Agreement, the Apax Investor initially purchased $200 million of our Series A convertible preferred stock, which closed on May 7, 2020, with an initial conversion price of $53.50. The initial conversion price represents a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. Assuming completion of the Spin-Off described above, the Series A convertible preferred stock will not participate in the Spin-Off distribution of the shares of the company holding the Company’s Cyber Intelligence Solutions business, and instead, the conversion price will be adjusted based on the ratio of the trading prices of the two companies over a short period following the Spin-Off, subject to a collar. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200 million of Series B convertible preferred stock in the Company, as the entity holding the Customer Engagement Solutions business. The Series B convertible preferred stock will be convertible at a conversion price that is 100% of the average of the volume-weighted average price per share of the common stock for the 20 consecutive trading days immediately following the consummation of the Spin-Off, subject to a collar on the minimum and maximum enterprise value of the

Company post consummation of the Spin-Off. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis is approximately 5.5%. Following completion of the Spin-Off and assuming the issuance of the Series B preferred stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. The convertible preferred stock will pay dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A preferred stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of preferred stock. We intend to use the proceeds from the initial Apax investment to repay outstanding indebtedness, including borrowings under our revolving credit facility used to fund our stock repurchase program (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, under “Description of Business” and Note 16, "Subsequent Events", to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service, stock repurchases, dividends on the convertible preferred stock, and periodically for business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is currently sufficient to support our business operations, including debt service, capital expenditure requirements, and dividends on the convertible preferred stock.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”). Further discussion of our 2017 Credit Agreement and 2018 Amendment appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $74 million of net cash expended for business acquisitions during the year ended January 31, 2020. There were no business acquisitions during the three months ended April 30, 2020.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. During the three months ended April 30, 2020, we increased borrowings under our revolving credit facility by $155.0 million to a total of $200.0 million as of April 30, 2020. The proceeds of these borrowings were used to fund a portion of our stock repurchase program or will be used for general corporate purposes.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $458.8 million and $426.6 million as of April 30, 2020 and January 31, 2020, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $22.5 million and $26.3 million, at April 30, 2020 and January 31, 2020, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of April 30, 2020 and withholding taxes of approximately $15.0 million accrued as of April 30, 2020, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2020 and January 31, 2020:

	April 30,	January 31,
(in thousands)	2020	2020
Cash and cash equivalents	$556,671	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	46,451	43,860
Short-term investments	19,741	20,215
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$622,863	$443,221
Total debt, including current portions	$994,640	$837,048

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the convertible preferred stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and our current stock repurchase program (including the repayment of any borrowings under our revolving credit facility used to fund the stock repurchase program). Due to the uncertainty surrounding the impact of the COVID-19 pandemic, we will consider further repurchases under the stock repurchase program based on economic and market conditions as they evolve.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$75,978	$93,063
Net cash provided by (used in) investing activities	9,293	(35,449)
Net cash provided by (used in) financing activities	114,739	(13,732)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,106)	(853)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$196,904	$43,029

Our operating activities generated $76.0 million of cash during the three months ended April 30, 2020, which was in addition to $124.0 million of net cash provided by combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $76.0 million of net cash during the three months ended April 30, 2020, compared to $93.1 million generated during the three months ended April 30, 2019. Our reduced operating cash flow in the current period was primarily due to our net loss, the net effect of non-cash items, and $11.7 million of higher combined interest and net income tax payments, partially offset by a favorable impact on operating cash flow from changes in operating assets and liabilities, as compared to the prior period.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Provided by (Used in) Investing Activities

During the three months ended April 30, 2020, our investing activities provided $9.3 million of net cash, including $20.8 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits and settlements of derivative instruments during the period and $0.5 million of net sales and maturities of short-term investments, partially offset by $12.0 million of payments for property, equipment and capitalized software development costs. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the three months ended April 30, 2019, our investing activities used $35.4 million of net cash, including $20.2 million of net cash utilized for a business acquisition, $11.2 million of payments for property, equipment, and capitalized software development costs, and $7.0 million of net purchases of short-term investments, partially offset by $2.9 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits and settlements of derivative instruments during the period.

We had no significant commitments for capital expenditures at April 30, 2020.

Net Cash Provided by (Used in) Financing Activities

For the three months ended April 30, 2020, our financing activities generated $114.7 million of net cash, primarily due to a $155.0 million increase in borrowings under our revolving credit facility, partially offset by $36.8 million of payments to repurchase treasury stock, $1.9 million repayments of borrowings and other financing obligations, $1.3 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and $0.2 million of distributions to a noncontrolling shareholder of one of our subsidiaries.

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

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on the convertible preferred stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our 2017 Credit Agreement.

Our liquidity could be negatively impacted by a decrease in demand for our products and service and support, including the impact of changes in customer buying behavior due to circumstances over which we have no control, including, but not limited to, the effects of the COVID-19 pandemic. If we determine to make additional business acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of additional equity or debt securities or increase our borrowings under our credit facility.

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021. During the three months ended April 30, 2020, we acquired approximately 613,000 shares of treasury stock at a cost of $34.0 million under this program. During the year ended January 31, 2020, we acquired approximately 2,119,000 shares of treasury stock at a cost of $116.1 million under this program, of which $2.8 million was settled in cash in February 2020.

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

Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter which ended on September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, is more than 130% of the conversion price of the Notes in effect on each applicable trading day;

•during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; or

•upon the occurrence of specified corporate events, as described in the indenture governing the Notes, such as a consolidation, merger, or binding share exchange.

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

As of April 30, 2020, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2020, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2020, no Warrants had been exercised and all Warrants remained outstanding.

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

On June 8, 2020, we entered into a second amendment to the 2017 Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility, discussed above. We currently intend to cash collateralize, or otherwise refinance or repurchase, the Notes prior to their maturity. Refer to Note 16, “Subsequent Events” to our condensed consolidated financial statements included under Part I, Item I of this report for further details regarding the Second Amendment to the 2017 Credit Agreement.

For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Leverage Ratio. Borrowings under the 2017 Revolving Credit Facility were $200.0 million as of April 30, 2020. As of April 30, 2020, the weighted average interest rate on our revolving credit facility borrowings was 2.33%.

As of April 30, 2020, the interest rate on the 2017 Term Loan was 3.37%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.55% at April 30, 2020. As of January 31, 2020, the interest rate on the 2017 Term Loan was 3.85%.

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

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap, under which we pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty will be on a quarterly basis, beginning on November 1, 2019. The 2018 Swap will terminate on June 29, 2024.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At April 30, 2020, our Leverage Ratio was approximately 2.8 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Contractual Obligations

Except for additional borrowings under our revolving credit facility of $155.0 million during the three months ended April 30, 2020, we believe there have been no material changes to our contractual obligations disclosed in the contractual obligations section of our Annual Report on Form 10-K for the year ended January 31, 2020. That table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the report. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 15, “Leases”, Note 7, “Long-Term Debt” and Note 16, “Commitments and Contingencies” in the Form 10-K and Note 7, “Long-Term Debt” and Note 14 “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Please refer to Note 1, “Basis of Presentation and Significant Accounting Policies", under "Description of Business", to our condensed consolidated financial statements included under Part I, Item 1 of this report for information regarding dividends on expected issuances of convertible preferred stock.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2020, we made $3.0 million of payments under contingent consideration arrangements. As of April 30, 2020, potential future cash payments and earned consideration expected to be paid subsequent to April 30, 2020 under contingent consideration arrangements total $133.6 million, the estimated fair value of which was $35.0 million, including $20.4 million reported in accrued expenses and other current liabilities, and $14.6 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of April 30, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021, and we are considering the impact the planned phase out would have on this facility. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. However, it is currently uncertain what, if any, alternative reference interest rates, including SOFR, or other reforms will be enacted in response to the planned phase out, and we cannot assure you that an alternative to LIBOR (on which the Eurodollar Rate is based) that we find acceptable will be available to us.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2020 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and the market risk that is created by the global market disruptions and uncertainties resulting from COVID-19, we believe that our market risk profile did not materially change during the three months ended April 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2020. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the COVID-19 pandemic, a significant number of our employees are now working from home. The design of our financial reporting processes, systems, and controls allows for remote execution with accessibility to secure data.

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

Item 1A.                   Risk Factors

Other than as discussed below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

The full extent to which the COVID-19 pandemic will adversely affect our business and results of operations cannot be predicted at this time.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. The global spread of COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. We are monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by government and public health authorities.

During the first quarter, revenue in both of our operating segments was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we have seen a reduction or delay in large customer contracts, particularly on-premises arrangements, and we have been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We cannot predict how the pandemic will impact our results in future periods, including to the extent that customers delay or miss payments, customers defer, reduce, or refrain from placing orders or renewing subscriptions or support arrangements, or travel restrictions and site access restrictions remain necessary.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, we have implemented several cost-reduction actions. Such actions have included, but are not limited to, reducing our discretionary spending, substantially decreasing capital expenditures, extending days payable outstanding, considering the optimal uses of our cash and other capital resources, including with respect to our stock repurchase program, and reducing workforce-related costs. These actions may have an adverse impact on us, particularly if they remain in place for an extended period. We continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity and financial results cannot be predicted at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021. Share repurchase activity under this program during the three months ended April 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1, 2020 - February 29, 2020	359,379	$57.32	359,379	$163,381
March 1, 2020 - March 31, 2020	253,518	$52.77	253,518	$150,003
April 1, 2020 - April 30, 2020	—	$—	—	$150,003
Total	612,897	$55.44	612,897	$150,003

(1) Represents the approximate weighted-average price paid per share.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended April 30, 2020.

Shortly after the conclusion of our first fiscal quarter ended April 30, 2020, on May 7, 2020, we closed the initial tranche of the previously announced strategic partnership with the Apax Investor. Pursuant to the agreement, dated as of December 4, 2019, at the Closing, we sold 200,000 shares of our Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $200.0 million. See “Management’s discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” under Item 2 of this report for a more detailed discussion regarding the Apax investment.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2020:

Number	Description	Filed Herewith / Incorporated by Reference from
10.2	Verint Systems Inc. Stock Bonus Program*	Form 10-K filed on March 31, 2020
10.3	Form of Performance-Based Restricted Stock Unit Award Agreement for Incentive Grants in Connection with the Planned Separation Transaction*	Form 10-K filed on March 31, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

June 9, 2020	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)