Form 10-Q
period 2020-07-31
VERINT SYSTEMS INC
filed 2020-09-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2020
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

There were 65,400,173 shares of the registrant’s common stock outstanding on August 17, 2020.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, political unrest, armed conflicts, natural disasters, or outbreaks of disease, such as the COVID-19 pandemic, as well as the resulting impact on information technology spending and government budgets in both developed countries and developing countries, on our business;
•risks that our customers delay, cancel, or refrain from placing orders, refrain from renewing subscriptions or service contracts, or are unable to honor contractual commitments or payment obligations due to liquidity issues or other challenges in their budgets and business, due to the COVID-19 pandemic or otherwise;
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
•risks associated with political and reputational factors related to our business or operations, including reputational risks associated with our security solutions and our ability to maintain security clearances where required, as well as risks associated with a significant amount of our business coming from domestic and foreign government customers;
•risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate, including, among others, with respect to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, government contracts, relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers;
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

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2020	2020
Assets
Current Assets:
Cash and cash equivalents	$731,101	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits	31,662	43,860
Short-term investments	82,443	20,215
Accounts receivable, net of allowance for doubtful accounts of $6.1 million and $5.3 million, respectively	309,355	382,435
Contract assets, net	60,387	64,961
Inventories	20,898	20,495
Prepaid expenses and other current assets	76,831	87,946
Total current assets	1,312,677	999,058
Property and equipment, net	113,394	116,111
Operating lease right-of-use assets	94,068	102,149
Goodwill	1,468,197	1,469,211
Intangible assets, net	172,246	197,764
Other assets	142,125	131,765
Total assets	$3,302,707	$3,016,058

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$69,638	$71,604
Accrued expenses and other current liabilities	249,199	229,698
Current maturities of long-term debt	380,229	4,250
Contract liabilities	340,868	397,350
Total current liabilities	1,039,934	702,902
Long-term debt	603,875	832,798
Long-term contract liabilities	37,768	40,565
Operating lease liabilities	83,547	90,372
Other liabilities	101,453	106,984
Total liabilities	1,866,577	1,773,621
Preferred Stock - $0.001 par value; authorized 2,207,000 shares; Series A Preferred Stock; 200,000 shares issued and outstanding at July 31, 2020; no shares issued and outstanding at January 31, 2020; aggregate liquidation preference and current redemption value of $202,484 at July 31, 2020.	200,628	—
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 69,804,000 and 68,529,000 shares; outstanding 65,400,000 and 64,738,000 shares at July 31, 2020 and January 31, 2020, respectively.	70	68
Additional paid-in capital	1,689,388	1,660,889
Treasury stock, at cost - 4,404,000 and 3,791,000 shares at July 31, 2020 and January 31, 2020, respectively.	(208,124)	(174,134)
Accumulated deficit	(104,050)	(105,590)
Accumulated other comprehensive loss	(158,295)	(151,865)
Total Verint Systems Inc. stockholders' equity	1,218,989	1,229,368
Noncontrolling interests	16,513	13,069
Total stockholders' equity	1,235,502	1,242,437
Total liabilities, preferred stock, and stockholders' equity	$3,302,707	$3,016,058

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Product	$96,076	$109,983	$173,360	$214,207
Service and support	213,033	214,322	423,044	425,357
Total revenue	309,109	324,305	596,404	639,564
Cost of revenue:
Product	24,648	29,424	45,966	57,544
Service and support	69,023	81,430	145,422	160,791
Amortization of acquired technology	4,428	5,587	9,037	12,294
Total cost of revenue	98,099	116,441	200,425	230,629
Gross profit	211,010	207,864	395,979	408,935
Operating expenses:
Research and development, net	55,229	58,685	114,308	115,854
Selling, general and administrative	105,406	126,265	217,057	247,986
Amortization of other acquired intangible assets	8,058	7,639	16,123	15,352
Total operating expenses	168,693	192,589	347,488	379,192
Operating income	42,317	15,275	48,491	29,743
Other income (expense), net:
Interest income	839	1,687	1,856	3,113
Interest expense	(10,263)	(10,107)	(20,961)	(20,041)
Other (expense) income, net	(12,211)	909	(14,441)	119
Total other expense, net	(21,635)	(7,511)	(33,546)	(16,809)
Income before provision (benefit) for income taxes	20,682	7,764	14,945	12,934
Provision (benefit) for income taxes	10,095	(4,507)	8,333	(3,098)
Net income	10,587	12,271	6,612	16,032
Net income attributable to noncontrolling interests	2,093	1,713	4,132	3,898
Net income attributable to Verint Systems Inc.	8,494	10,558	2,480	12,134
Dividends on preferred stock	(2,484)	—	(2,484)	—
Net income (loss) attributable to Verint Systems Inc. common shares	$6,010	$10,558	$(4)	$12,134

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.09	$0.16	$—	$0.18
Diluted	$0.09	$0.16	$—	$0.18

Weighted-average common shares outstanding:
Basic	64,954	66,272	64,670	65,870
Diluted	65,849	67,519	64,670	67,338

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Net income	$10,587	$12,271	$6,612	$16,032
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	18,624	(23,611)	(2,375)	(27,573)
Net increase from foreign exchange contracts designated as hedges	1,480	1,637	607	2,918
Net increase (decrease) from interest rate swap prior to dedesignation as a hedge	1,120	(4,541)	(5,824)	(6,558)
(Provision) benefit for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	(425)	790	1,123	1,084
Other comprehensive income (loss)	20,799	(25,725)	(6,469)	(30,129)
Comprehensive income (loss)	31,386	(13,454)	143	(14,097)
Comprehensive income attributable to noncontrolling interests	2,413	1,662	4,093	3,741
Comprehensive income (loss) attributable to Verint Systems Inc.	$28,973	$(15,116)	$(3,950)	$(17,838)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804
Net income	—	—	—	—	1,576	—	1,576	2,185	3,761
Other comprehensive loss	—	—	—	—	—	(4,298)	(4,298)	(106)	(4,404)
Stock-based compensation - equity-classified awards	—	—	14,890	—	—	—	14,890	—	14,890
Common stock issued for stock awards and stock bonuses	448	—	—	—	—	—	—	—	—
Treasury stock acquired	(8)	—	—	(474)	—	—	(474)	—	(474)
Balances as of April 30, 2019	65,773	67	1,601,156	(58,072)	(132,698)	(149,523)	1,260,930	13,647	1,274,577
Net income	—	—	—	—	10,558	—	10,558	1,713	12,271
Other comprehensive loss	—	—	—	—	—	(25,674)	(25,674)	(51)	(25,725)
Stock-based-compensation- equity - classified awards	—	—	17,966	—	—	—	17,966	—	17,966
Common stock issued for stock awards and stock bonuses	998	1	9,543	—	—	—	9,544	—	9,544
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(655)	(655)
Balances as of July 31, 2019	66,771	$68	$1,628,665	$(58,072)	$(122,140)	$(175,197)	$1,273,324	$14,654	$1,287,978

Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437
Net (loss) income	—	—	—	—	(6,014)	—	(6,014)	2,039	(3,975)
Other comprehensive loss	—	—	—	—	—	(26,909)	(26,909)	(359)	(27,268)
Stock-based compensation - equity-classified awards	—	—	15,029	—	—	—	15,029	—	15,029
Common stock issued, or to be issued, for stock awards and stock bonuses	399	1	1,845	—	—	—	1,846	—	1,846
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of April 30, 2020	64,526	69	1,677,775	(208,124)	(112,544)	(178,774)	1,178,402	14,504	1,192,906
Net income	—	—	—	—	8,494	—	8,494	2,093	10,587
Other comprehensive income	—	—	—	—	—	20,479	20,479	320	20,799
Stock-based-compensation- equity - classified awards	—	—	13,420	—	—	—	13,420	—	13,420
Common stock issued for stock awards and stock bonuses	874	1	—	—	—	—	1	—	1
Preferred stock dividends	—	—	(1,589)	—	—	—	(1,589)	—	(1,589)
Reacquisition of equity component from convertible notes repurchases, net of taxes	—	—	(218)	—	—	—	(218)	—	(218)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(404)	(404)
Balances as of July 31, 2020	65,400	$70	$1,689,388	$(208,124)	$(104,050)	$(158,295)	$1,218,989	$16,513	$1,235,502

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$6,612	$16,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,738	44,766
Stock-based compensation, excluding cash-settled awards	31,567	37,605
Change in fair value of future tranche right	13,610	—
Amortization of discount on convertible notes	6,400	6,163
Non-cash gains on derivative financial instruments, net	(550)	(728)
Other, net	250	3,305
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	70,174	23,439
Contract assets	4,292	7,884
Inventories	(1,572)	(4,436)
Prepaid expenses and other assets	(1,982)	8,169
Accounts payable and accrued expenses	11,891	(8,291)
Contract liabilities	(57,753)	(24,460)
Other, net	6,054	(11,169)
Net cash provided by operating activities	136,731	98,279

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	—	(49,258)
Purchases of property and equipment	(16,040)	(17,718)
Purchases of investments	(92,865)	(20,101)
Maturities and sales of investments	30,791	23,836
Cash paid for capitalized software development costs	(6,224)	(6,581)
Change in restricted bank time deposits, and other investing activities, net	15,850	3,807
Net cash used in investing activities	(68,488)	(66,015)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and future tranche right, net of issuance costs	197,254	—
Proceeds from borrowings	155,000	—
Repayments of borrowings and other financing obligations	(3,794)	(3,194)
Payments to repurchase convertible notes	(13,032)	—
Payments of debt-related costs	(2,207)	(212)
Purchases of treasury stock	(36,836)	(474)
Distributions paid to noncontrolling interest	(649)	(655)
Payments of deferred purchase price and contingent consideration for business combinations (financing portion) and other financing activities	(11,834)	(22,601)
Net cash provided by (used in) financing activities	283,902	(27,136)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(796)	(1,890)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	351,349	3,238
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	411,657	412,699
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$763,006	$415,937

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$731,101	$388,546
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	22,890	23,702
Restricted cash and cash equivalents included in other assets	9,015	3,689
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$763,006	$415,937

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry's strongest research and development (“R&D”) teams focused on actionable intelligence consisting of approximately 1,900 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics and automation.

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our stockholders (the “Spin-Off”) that is intended to be generally tax-free to our stockholders for U.S. federal income tax purposes. We currently expect to complete the Spin-Off shortly after the end of this fiscal year ending January 31, 2021, though this timeline may be impacted by the current business environment brought on by the COVID-19 pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments” under Item 2 of this report for a more detailed discussion of the planned Spin-Off.

On December 4, 2019, we also announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor initially purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”), which closed on May 7, 2020. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200.0 million of Series B convertible preferred stock (“Series B Preferred Stock”) in the Company, as the entity holding the Customer Engagement Solutions business. Following the closing of the Series A investment, Apax’s ownership in us on an as-converted basis is approximately 5.5%. Following completion of the Spin-Off and assuming the issuance of the Series B Preferred Stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended July 31, 2020 and 2019, and the condensed consolidated balance sheet as of July 31, 2020, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2020 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2020. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of July 31, 2020 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended July 31, 2020, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

New Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes, and is meant to simplify and reduce the cost of accounting for income taxes. This standard is effective for interim and annual reporting periods beginning after December 15, 2020. We are currently reviewing this standard but do not expect that it will have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for us in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

2.    REVENUE RECOGNITION

We derive our revenue primarily from the licensing of our software products and related services and support based on when control of the software passes to our customers or the services are provided, in an amount that reflects the consideration we expect to be entitled to in exchange for such goods or services. Revenue is reported net of applicable sales and use tax, value-

added tax and other transaction taxes imposed on the related transaction, including mandatory government charges that are passed through to our customers.

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

	Three Months Ended July 31, 2020			Three Months Ended July 31, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$45,891	$50,185	$96,076	$54,468	$55,515	$109,983
Service and support	158,189	54,844	213,033	156,968	57,354	214,322
Total revenue	$204,080	$105,029	$309,109	$211,436	$112,869	$324,305

Revenue by recurrence:
Recurring revenue	$139,267	$51,651	$190,918	$129,332	$46,171	$175,503
Nonrecurring revenue	64,813	53,378	118,191	82,104	66,698	148,802
Total revenue	$204,080	$105,029	$309,109	$211,436	$112,869	$324,305

	Six Months Ended July 31, 2020			Six Months Ended July 31, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$79,888	$93,472	$173,360	$108,470	$105,737	$214,207
Service and support	310,057	112,987	423,044	310,061	115,296	425,357
Total revenue	$389,945	$206,459	$596,404	$418,531	$221,033	$639,564

Recurring Revenue
Recurring revenue	$268,337	$107,689	$376,026	$252,690	$92,988	$345,678
Nonrecurring revenue	121,608	98,770	220,378	165,841	128,045	293,886
Total revenue	$389,945	$206,459	$596,404	$418,531	$221,033	$639,564

The following table provides a further disaggregation of revenue for our Customer Engagement segment.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Customer Engagement revenue
Recurring revenue
Bundled SaaS revenue	$35,818	$27,208	$69,211	$54,412
Unbundled SaaS revenue	10,062	6,441	15,534	12,693
Optional managed services revenue	14,328	14,164	28,460	27,793
Total cloud revenue	60,208	47,813	113,205	94,898
Support revenue	79,059	81,519	155,132	157,792
Total recurring revenue	139,267	129,332	268,337	252,690
Nonrecurring revenue
Perpetual revenue	35,829	48,028	64,354	95,630
Professional services revenue	28,984	34,076	57,254	70,211
Total nonrecurring revenue	64,813	82,104	121,608	165,841
Total Customer Engagement revenue	$204,080	$211,436	$389,945	$418,531

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	July 31, 2020	January 31, 2020
Accounts receivable, net	$309,355	$382,435
Contract assets, net	$60,387	$64,961
Long-term contract assets (included in Other assets)	$13,606	$1,358
Contract liabilities	$340,868	$397,350
Long-term contract liabilities	$37,768	$40,565

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the six months ended July 31, 2020 and 2019. There are two customers in our Cyber Intelligence segment that accounted for a combined $65.3 million and $51.7 million of our aggregated accounts receivable and contract assets at July 31, 2020 and January 31, 2020, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the U.S. which we believe present insignificant credit risk.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the six months ended July 31, 2020 and 2019 from amounts included in contract liabilities at the beginning of each period was $240.5 million and $231.4 million, respectively.

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

The following table provides information about remaining performance obligations for each of our operating segments:

	July 31, 2020			January 31, 2020
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
RPO:
Expected to be recognized within 1 year	$362,764	$383,983	$746,747	$374,982	$356,677	$731,659
Expected to be recognized in more than 1 year	123,779	170,626	294,405	117,497	225,056	342,553
Total RPO	$486,543	$554,609	$1,041,152	$492,479	$581,733	$1,074,212

3.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$10,587	$12,271	$6,612	$16,032
Net income attributable to noncontrolling interests	2,093	1,713	4,132	3,898
Net income attributable to Verint Systems Inc.	8,494	10,558	2,480	12,134
Dividends on preferred stock	(2,484)	—	(2,484)	—
Net income (loss) attributable to Verint Systems Inc. for basic net income per common share	6,010	10,558	(4)	12,134
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income per common share	$6,010	$10,558	$(4)	$12,134
Weighted-average shares outstanding:
Basic	64,954	66,272	64,670	65,870
Dilutive effect of employee equity award plans	895	1,247	—	1,468
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	65,849	67,519	64,670	67,338
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.09	$0.16	$—	$0.18
Diluted	$0.09	$0.16	$—	$0.18

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Common shares excluded from calculation:
Stock options and restricted stock-based awards	392	1,817	1,329	1,221
1.50% convertible senior notes	6,137	6,205	6,171	6,205
Warrants	6,205	6,205	6,205	6,205
Series A Preferred Stock	3,495	—	1,747	—

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

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

Our Note Hedges (as defined in Note 7, “Long-Term Debt”) do not impact the calculation of diluted net income per share under the treasury stock method, because their effect would be anti-dilutive. However, in the event of an actual conversion of any or all of the Notes, the common shares that would be delivered to us under the Note Hedges would neutralize the dilutive effect of the common shares that we would issue under the Notes. As a result, actual conversion of any or all of the outstanding Notes would not increase our outstanding common stock. Up to 6,205,000 common shares could be issued upon exercise of the Warrants. Further details regarding the Notes, Note Hedges, and the Warrants appear in Note 7, “Long-Term Debt”.

On December 4, 2019, we announced that Valor Parent LP, an affiliate of Apax Partners, would invest up to $400.0 million in us, in the form of convertible preferred stock. On May 7, 2020, the initial purchase of $200.0 million of our Series A Preferred Stock closed. The weighted-average common shares underlying the assumed conversion of the Series A Preferred Stock, on an as-converted basis, were excluded from the calculation of diluted net income per common share as their effect would have been anti-dilutive. Further details regarding the convertible preferred stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2020 and January 31, 2020:

	July 31, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$386,286	$—	$—	$386,286
Money market funds	344,815	—	—	344,815
Total cash and cash equivalents	$731,101	$—	$—	$731,101

Short-term investments:
Bank time deposits	$82,443	$—	$—	$82,443
Total short-term investments	$82,443	$—	$—	$82,443

	January 31, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$379,057	$—	$—	$379,057
Money market funds	89	—	—	89
Total cash and cash equivalents	$379,146	$—	$—	$379,146

Short-term investments:
Bank time deposits	$20,215	$—	$—	$20,215
Total short-term investments	$20,215	$—	$—	$20,215

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2020 and 2019, proceeds from maturities and sales of short-term investments were $30.8 million and $23.8 million, respectively.

5.    BUSINESS COMBINATIONS

Six Months Ended July 31, 2020

We did not complete any business combinations during the six months ended July 31, 2020.

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
•On December 18, 2019, we completed the acquisition of two software companies under common control focused on multi source intelligence and fusion analytics. These companies are being integrated into our Cyber Intelligence segment.
•On January 13, 2020, we completed the acquisition of a SaaS based company providing web and mobile session replay solutions. This company has been integrated into our Customer Engagement segment.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million and $2.1 million for the three months ended July 31, 2020 and 2019, respectively, and $1.4 million and $3.1 million for the six months ended July 31, 2020 and 2019, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed subsequent to July 31, 2019 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, goodwill, deferred income taxes, and reserves for uncertain income tax positions.

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

For the three months ended July 31, 2020 and 2019, we recorded a charge of $1.1 million and a benefit of $0.8 million, respectively, and for the six months ended July 31, 2020 and 2019, we recorded a benefit of $3.7 million and a charge of $0.4 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $22.0 million at July 31, 2020, of which $14.0 million was recorded within accrued expenses and other current liabilities, and $8.0 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $14.3 million and $17.4 million for the three months ended July 31, 2020 and 2019, respectively, and $17.4 million and $23.7 million for the six months ended July 31, 2020 and 2019, respectively.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2020 and January 31, 2020:

	July 31, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$464,580	$(341,559)	$123,021
Acquired technology	294,682	(251,201)	43,481
Trade names	12,881	(8,178)	4,703
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(266)	1,041
Total intangible assets	$777,890	$(605,644)	$172,246

	January 31, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$465,130	$(328,069)	$137,061
Acquired technology	294,841	(241,585)	53,256
Trade names	12,957	(6,783)	6,174
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(34)	1,273
Total intangible assets	$778,675	$(580,911)	$197,764

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to assess whether a triggering event had occurred that would result in a potential impairment of our indefinite-lived intangible assets. Based on this assessment, we concluded that a triggering event has not occurred which would require further impairment testing to be performed.

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2020 and January 31, 2020:

	July 31,	January 31,
(in thousands)	2020	2020
Customer Engagement	$165,522	$189,896
Cyber Intelligence	6,724	7,868
Total	$172,246	$197,764

Total amortization expense recorded for acquisition-related intangible assets was $12.5 million and $13.2 million for the three months ended July 31, 2020 and 2019, respectively, and $25.2 million and $27.6 million for the six months ended July 31, 2020 and 2019, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2021 (remainder of year)	$24,721
2022	46,503
2023	38,480
2024	28,235
2025	11,864
2026 and thereafter	22,443
Total	$172,246

Goodwill activity for the six months ended July 31, 2020, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Six Months Ended July 31, 2020:
Goodwill, gross, at January 31, 2020	$1,536,076	$1,367,111	$168,965
Accumulated impairment losses through January 31, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2020	1,469,211	1,311,068	158,143
Foreign currency translation and other	(657)	(386)	(271)
Business combinations, including adjustments to prior period acquisitions	(357)	—	(357)
Goodwill, net, at July 31, 2020	$1,468,197	$1,310,682	$157,515

Balance at July 31, 2020:
Goodwill, gross, at July 31, 2020	$1,535,062	$1,366,725	$168,337
Accumulated impairment losses through July 31, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at July 31, 2020	$1,468,197	$1,310,682	$157,515

We evaluated whether there has been a change in circumstances as of July 31, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future revenue, profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that will be involved in evaluating goodwill for potential impairment. We do expect declines in our reporting unit fair values as a result of delayed or reduced demand for our products and services, driving lower revenue and operating income across our businesses. However, given the significant difference between the reporting unit fair values and their carrying values in the most recent quantitative analyses completed as of November 1, 2019, as well as expected long-term recovery within all reporting units, management does not believe that these events were severe enough to result in an impairment trigger. We will continue to monitor the environment to determine whether the impacts to our reporting units represent an event or change in circumstances that may trigger a need to assess for impairment.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2020 and January 31, 2020:

	July 31,	January 31,
(in thousands)	2020	2020
1.50% Convertible Senior Notes	$386,887	$400,000
June 2017 Term Loan	412,250	414,375
Borrowings under 2017 Revolving Credit Facility	200,000	45,000
Less: Unamortized debt discounts and issuance costs	(15,033)	(22,327)
Total debt	984,104	837,048
Less: current maturities	380,229	4,250
Long-term debt	$603,875	$832,798

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

The Notes have a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represents an effective conversion price of approximately $64.46 per share of common stock. The conversion rate has not changed since issuance of the Notes, although throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.

On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the other specified conditions for conversion have been satisfied. As of July 31, 2020, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital, a component of stockholder’s equity.

During the three months ended July 31, 2020, we repurchased $13.1 million principal amount of our Notes (the “Repurchased Notes”) in open market transactions for an aggregate of $13.0 million in cash. As a result, we recorded a debt extinguishment loss of $0.1 million, representing the difference between the fair value of the liability component and carrying value of the Repurchased Notes at the repurchase dates. The remaining cash payments were allocated to the reacquisition of the equity component of the Repurchased Notes and were recorded as a charge to additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.0 million at July 31, 2020, inclusive of a $0.2 million reduction resulting from the repurchases during this period.

As of July 31, 2020, the carrying value of the debt component was $375.0 million, which is net of unamortized debt discount and issuance costs of $10.9 million and $1.0 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.31% at July 31, 2020. If all Notes outstanding at July 31, 2020 were converted, it would result in the issuance of approximately 6,002,000 shares of common stock.

Based on the closing market price of our common stock on July 31, 2020, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

As the Notes are due June 1, 2021, they are classified as current maturities of long-term debt on our condensed consolidated balance sheet as of July 31, 2020.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2020, we had not purchased any shares of our common stock under the Note Hedges.

The Note repurchases executed during the three months ended July 31, 2020 described above did not change the number of common shares subject to the Note Hedges. However, since a Note conversion is a prerequisite to exercising the call right under the Note Hedges, the number of common shares subject to call under the Note Hedges was effectively reduced since the repurchased Notes can no longer be converted.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2020, no Warrants had been exercised and all Warrants remained outstanding.

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

The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility will be accelerated to March 1, 2021 if on such date any Notes remain outstanding, unless such outstanding Notes are cash collateralized pursuant to the 2020 Amendment to the 2017 Credit Agreement, as further described below.
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

On June 8, 2020, we entered into a second amendment to the 2017 Credit Agreement (the “2020 Amendment”). Pursuant to the 2020 Amendment, we are permitted to effect the previously announced Spin-Off of our Cyber Intelligence business within the parameters set forth in the 2017 Credit Agreement, as amended, and our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. We currently intend to cash collateralize, or otherwise refinance or repurchase, the Notes prior to their maturity.

As of July 31, 2020, the interest rate on the 2017 Term Loan was 2.17%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.37% at July 31, 2020. As of January 31, 2020, the interest rate on 2017 Term Loan was 3.85%.

Borrowings under the 2017 Revolving Credit Facility were $200.0 million at July 31, 2020, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). As of July 31, 2020, the weighted average interest rate on our revolving credit facility borrowings was 2.17%. In addition, we are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the 2017 Revolving Credit Facility were used to fund a portion of our stock repurchase program or will be used for general corporate purposes. Please refer to Note 9, “Stockholders’ Equity”, for more information regarding the stock repurchase program.

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

2017 Credit Agreement Issuance and Amendment Costs

We incurred debt issuance costs of approximately $6.8 million in connection with the 2017 Credit Agreement, of which $4.1 million were associated with the 2017 Term Loan, and $2.7 million were associated with the 2017 Revolving Credit Facility, which were deferred and are being amortized as interest expense over the terms of the facilities under the 2017 Credit Agreement. As noted previously, during the three months ended January 31, 2018, we wrote off $0.2 million of deferred debt issuance costs associated with the 2017 Term Loan as a result of the 2018 Amendment. We incurred $2.1 million of debt modification costs related to the 2020 Amendment, $1.2 million of which were expensed, and $0.9 million of which were deferred (comprised of  $0.5 million associated with the 2017 Term Loan, and $0.4 million associated with the 2017 Revolving Credit Facility), and are being amortized along with the existing unamortized debt issuance costs. Deferred debt issuance costs associated with the 2017 Term Loan are being amortized using the effective interest rate method, and deferred debt issuance costs associated with the 2017 Revolving Credit Facility are being amortized on a straight-line basis.

Future Principal Payments on Term Loan

As of July 31, 2020, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2021 (remainder of year)	$2,125
2022	4,250
2023	4,250
2024	4,250
2025	397,375
Total	$412,250

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,486	$1,500	$2,986	$3,000
Amortization of debt discount	3,174	3,102	6,400	6,163
Amortization of deferred debt issuance costs	300	292	604	581
Total Interest Expense - 1.50% Convertible Senior Notes	$4,960	$4,894	$9,990	$9,744

Borrowings under Credit Agreements:
Interest expense at contractual rates	$3,463	$4,730	$7,976	$9,375
Impact of interest rate swap	1,121	—	1,712	—
Amortization of debt discounts	19	17	37	33
Amortization of deferred debt issuance costs	439	401	830	775
Total Interest Expense - Borrowings under Credit Agreements	$5,042	$5,148	$10,555	$10,183

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2020 and January 31, 2020:

	July 31,	January 31,
(in thousands)	2020	2020
Raw materials	$10,461	$9,628
Work-in-process	5,525	4,749
Finished goods	4,912	6,118
Total inventories	$20,898	$20,495

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Foreign currency gains (losses), net	$3,032	$774	$(222)	$(412)
(Losses) gains on derivative financial instruments, net	(463)	179	551	728
Change in fair value of future tranche right	(13,610)	—	(13,610)	—
Other, net	(1,170)	(44)	(1,160)	(197)
Total other (expense) income, net	$(12,211)	$909	$(14,441)	$119

Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” for additional information regarding the future tranche right.

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2020 and 2019:

	Six Months Ended July 31,
(in thousands)	2020	2019
Cash paid for interest	$14,022	$12,410
Cash payments of income taxes, net	$9,684	$16,419
Cash payments for operating leases	$14,234	$13,688
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations, including measurement period adjustments	$—	$5,200
Series A Preferred Stock dividends declared	$1,589	$—
Finance leases of property and equipment	$841	$377
Accrued but unpaid purchases of property and equipment	$2,020	$4,505
Inventory transfers to property and equipment	$575	$463

9. CONVERTIBLE PREFERRED STOCK

On December 4, 2019, we entered into an Investment Agreement with the Apax Investor, whereby, subject to certain closing conditions, the Apax Investor has agreed to make an investment in us in an amount up to $400.0 million as follows:

•On May 7, 2020, (the “Series A Closing Date”) we issued a total of 200,000 shares of our Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), pursuant to a certificate of designation of preferences, rights, and limitations (the “Series A Certificate of Designation”) filed with the Delaware Secretary of State, for an aggregate purchase price of $200.0 million, or $1,000 per share (the “Series A Private Placement”) to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $2.7 million, including financial advisory fees, closing costs, legal fees and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series A Preferred Stock.

•Upon completion of the Spin-Off and certain customary closing conditions, we will issue up to 200,000 shares of Series B Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) at a purchase price of $1,000 per share (the “Series B Private Placement”) to the Apax Investor, subject to certain conditions. The closing of the Series B Private Placement (the “Series B Closing Date”) is contingent on, among other conditions, completion of the Spin-Off and the respective enterprise values of our Customer Engagement Solutions business and Cyber Intelligence Solutions business at the time of the Spin-Off being above a specified floor, as well as satisfaction or waiver of certain customary closing conditions. The closing of the Series B Private Placement is expected to occur shortly after the consummation of the Spin-Off and determination of the relative enterprise values of the two businesses.

Voting Rights

Holders of the Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of our common stock, par value $0.001 per share (the “Common Stock”), on an as-converted basis; however, in no event will the holders of Preferred Stock have the right to vote shares of the Preferred Stock on an as-converted basis in excess of 19.9% of the voting power of the Common Stock outstanding immediately prior to December 4, 2019.

Dividends and Liquidation Rights

The Series A Preferred Stock ranks senior to the shares of our Common Stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. Shares of Series A Preferred Stock have a liquidation preference of the greater of $1,000 per share or the amount that would be received if the shares are converted at the then applicable conversion price at the time of such liquidation.

Holders of the Series A Preferred Stock are entitled to a cumulative dividend at a rate of 5.2% per annum until the 48-month anniversary of the Series A Closing Date and thereafter at a rate of 4.0% per annum. Dividends on the Series A Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Series A Preferred Stock. The applicable dividend rate is subject to increase (i) to 6.0% per annum in the event the number of shares of Common Stock into which the Preferred Stock could be converted exceeds 19.9% of the voting power of outstanding Common Stock on the Series A Closing Date (unless we obtain shareholder approval of the issuance of Common Stock upon conversion of the Preferred Stock) and (ii) by 1.0% each year, up to a maximum dividend rate of 10.0% per annum, in the event we fail to satisfy our obligations to redeem the Series A Preferred Stock in specified circumstances.

As of July 31, 2020, we had declared and accrued dividends of $1.6 million associated with the Series A Preferred Stock.

Conversion

The Series A Preferred Stock is convertible into Common stock at the election of the holder, subject to certain conditions including conditions associated with the Spin-Off, at an initial conversion price of $53.50 per share. Assuming completion of the Spin-Off, the Series A Preferred Stock will not participate in the Spin-Off distribution of the shares of the company holding our Cyber Intelligence Solutions business, and instead, the conversion price of the Series A Preferred Stock will be adjusted based on the ratio of the trading prices of the two post-Spin-Off companies over a short period following the Spin-Off, subject to a collar. As of July 31, 2020, the maximum number of shares of Common Stock that could be required to be issued upon conversion of the outstanding shares of Series A Preferred Stock was 3.7 million shares.

At any time after 36 months following the Series A Closing Date, we will have the option to require that all of the then-outstanding shares of Series A Preferred Stock convert into Common Stock if the volume-weighted average price per share of the Common Stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of the Series A Preferred Stock (a “Mandatory Conversion”).

We may redeem any or all of the Series A Preferred Stock for cash at any time after the 72-month anniversary of the Series A Closing Date at a redemption price equal to 100% of the liquidation preference of the shares of the Series A Preferred Stock, plus any accrued and unpaid dividends to, but excluding, the redemption date, plus a make-whole amount designed to allow the Apax Investor to earn a total 8.0% internal rate of return on such shares.

The Apax Investor has agreed to restrictions on its ability to dispose of shares of the Series A Preferred Stock until the earlier of (1) the 36-month anniversary of the Series A Closing Date or (2) the 24-month anniversary of the consummation of the Spin-Off (the “Preferred Stock Restricted Period”). Following the Preferred Stock Restricted Period, the Series A Preferred Stock may not be sold or transferred without the prior written consent of the Company. The Apax Investor has also agreed to restrictions on its ability to dispose of the Common Stock issued upon conversion of the Series A Preferred Stock. The Common Stock may not be disposed of until the earlier of (1) the 12-month anniversary of consummation of the Spin-Off or (2) the 24-month anniversary of the Series A Closing Date. These restrictions do not apply to certain transfers to one or more permitted co-investors or transfers or pledges of the Series A Preferred Stock or Common Stock pursuant to the terms of specified margin loans to be entered into by the Apax Investor as well as transfers effected pursuant to a merger, consolidation, or similar transaction consummated by us and transfers that are approved by our board of directors.

At any time after the 102-month anniversary of the Series A Closing Date or upon the occurrence of a change of control triggering event (as set forth in the Series A Certificate of Designation), the holders of the Series A Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Series A Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of Series A Preferred Stock, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Series A Preferred Stock has been classified as mezzanine equity on our condensed consolidated balance sheet as of July 31, 2020, separate from permanent equity, as the potential required repurchase of the Series A Preferred Stock, however remote in likelihood, is not solely under our control.

As of July 31, 2020, the Series A Preferred Stock is not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Series A Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Series A Preferred Stock to its current redemption amount, which was its liquidation preference, at July 31, 2020 plus accrued and unpaid dividends. As of July 31, 2020, the stated value of the Series A Preferred Stock liquidation preference was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock were $2.5 million.

Future Tranche Right

We have determined that our obligation to issue and the Apax Investor’s obligation to purchase up to 200,000 shares of the Series B Preferred Stock upon the completion of the Spin-Off and other customary closing conditions (the “Future Tranche Right”) meets the definition of a freestanding financial instrument as the Future Tranche Right is legally detachable and separately exercisable from the Series A Preferred Stock. Since the Future Tranche Right is subject to fair value accounting, we allocated the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at the date of issuance, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right is remeasured at fair value each reporting period until settlement, and changes in its fair value are recognized as a component of other income (expense), net on the condensed consolidated statement of operations.

At the Series A Closing Date, the Future Tranche Right was recorded as an asset of $3.4 million, as the purchase price of the Series B Preferred Stock was greater than its estimated fair value at the expected settlement date. This resulted in a $203.4 million carrying value, before direct and incremental issuance costs, for the Series A Preferred Stock.

At July 31, 2020, the fair value of the Future Tranche Right was a liability of $10.2 million, due primarily to declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period. The $13.6 million change in fair value of the Future Tranche Right was recorded as an expense for the three months ended July 31, 2020 within other (expense) income, net. The $10.2 million fair value of the Future Tranche Right is included within accrued expenses and other liabilities on our condensed consolidated balance sheet at July 31, 2020. Please refer to Note 12, “Fair Value Measurements” for additional information regarding valuations of the Future Tranche Right.

10.    STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2020 and 2019. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Stock Repurchase Program

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. We made $34.0 million in repurchases under the program during the six months ended July 31, 2020 and $116.1 million of repurchases during the year ended January 31, 2020. Due to the uncertainty surrounding the impact of the COVID-19 pandemic, we will consider further repurchases under the stock repurchase program based on economic and market conditions as they evolve.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards.

During the six months ended July 31, 2020, we repurchased approximately 613,000 shares of treasury stock for a cost of $34.0 million under the share repurchase program described above. During the six months ended July 31, 2019, we repurchased approximately 8,000 shares of treasury stock for a cost of $0.5 million to facilitate income tax withholding and payment requirements upon vesting of equity awards.

At July 31, 2020, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million. At January 31, 2020, we held approximately 3,791,000 shares of treasury stock with a cost of $174.1 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor initially purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the closing of the initial tranche.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2020:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2020	$626	$(10,528)	$(141,963)	$(151,865)
Other comprehensive income (loss) before reclassifications	496	(5,940)	(2,336)	(7,780)
Amounts reclassified out of accumulated other comprehensive income (loss)	(11)	(1,339)	—	(1,350)
Net other comprehensive income (loss)	507	(4,601)	(2,336)	(6,430)
Accumulated other comprehensive income (loss) at July 31, 2020	$1,133	$(15,129)	$(144,299)	$(158,295)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$2	$—	$(1)	$(72)	Cost of product revenue
	4	—	(2)	(84)	Cost of service and support revenue
	20	—	(6)	(472)	Research and development, net
	13	—	(4)	(311)	Selling, general and administrative
	39	—	(13)	(939)	Total, before income taxes
	(4)	—	2	94	(Provision) benefit from income taxes
	$35	$—	$(11)	$(845)	Total, net of income taxes

Interest rate swap agreement	$(1,120)	$—	$(1,711)	$—	Interest expense
	(1,120)	—	(1,711)	—	Total, before income taxes
	244	—	372	—	Benefit from income taxes
	$(876)	$—	$(1,339)	$—	Total, net of income taxes

11.   INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2020, we recorded an income tax expense of $10.1 million on pre-tax income of $20.7 million, which represented an effective income tax rate of 48.8%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions.

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

For the six months ended July 31, 2020, we recorded an income tax provision of $8.3 million on pre-tax income of $14.9 million, which represented an effective income tax rate of 55.8%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions.

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

We had unrecognized income tax benefits of $93.0 million and $91.3 million (excluding interest and penalties) as of July 31, 2020 and January 31, 2020, respectively. The accrued liability for interest and penalties was $3.2 million and $2.9 million at July 31, 2020 and January 31, 2020, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. As of July 31, 2020 and January 31, 2020, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $93.0 million and $91.3 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2020 could decrease by approximately $1.3 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2020 and January 31, 2020:

	July 31, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$344,815	$—	$—
Foreign currency forward contracts	—	1,467	—
Contingent consideration receivable	—	—	698
Total assets	$344,815	$1,467	$698
Liabilities:
Foreign currency forward contracts	$—	$140	$—
Interest rate swap agreement	—	19,188	—
Future tranche right	—	—	10,236
Contingent consideration - business combinations	—	—	22,012
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,050
Total liabilities	$—	$19,328	$35,298

	January 31, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$89	$—	$—
Foreign currency forward contracts	—	812	—
Contingent consideration receivable	—	—	738
Total assets	$89	$812	$738
Liabilities:
Foreign currency forward contracts	$—	$132	$—
Interest rate swap agreements	—	13,501	—
Contingent consideration - business combinations	—	—	42,875
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,900
Total liabilities	$—	$13,633	$45,775

On May 7, 2020, we issued a total of 200,000 shares of our Series A Preferred Stock, and upon completion of the Spin-Off, we will issue up to 200,000 shares of Series B Preferred Stock, subject to certain conditions. Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the preferred stock investment. The Future Tranche Right associated with the Series A Preferred Stock was initially recorded as an asset, as the purchase price of the Series B Preferred Stock was greater than its estimated value at the expected settlement date. As of July 31, 2020, the Future Tranche Right was recorded as a liability as the purchase price of the Series B Preferred Stock was less than its estimated value at the expected settlement date, and is included in accrued expenses and other liabilities on our condensed consolidated balance sheet. Due to the nature of and inputs in the model used to assess the fair value of the Future Tranche Right as described further below, we may experience significant fluctuations in its fair value during each remeasurement period.

The following table presents the changes in the estimated fair value of the Future Tranche Right measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2020.

	Six Months Ended July 31,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$—	$—
Fair value of future tranche right upon issuance of the Series A Preferred Stock	3,374	—
Change in fair values, recorded in other (expense) income, net	(13,610)	—
Fair value measurement at end of period	$(10,236)	$—

In January 2020, we completed the sale of an insignificant subsidiary in our Customer Engagement segment. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our consolidated balance sheet. The estimated fair value of this asset as of July 31, 2020, which is measured using Level 3 inputs, was $0.7 million. We did not receive any payments, and the change in the estimated fair value of this contingent receivable was not material, during the six months ended July 31, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2020 and 2019:

	Six Months Ended July 31,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$42,875	$61,340
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	—	5,200
Changes in fair values, recorded in operating expenses	(3,714)	370
Payments of contingent consideration	(17,375)	(23,712)
Foreign currency translation and other	226	(218)
Fair value measurement at end of period	$22,012	$42,980

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the six months ended July 31, 2020 and 2019:

	Six Months Ended July 31,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$2,900	$3,000
Change in fair value, recorded in operating expenses	150	(50)
Fair value measurement at end of period	$3,050	$2,950

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2020 and 2019.

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

Future Tranche Right - The fair value of the Future Tranche Right is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value of the Future Tranche Right was estimated using a binomial tree model to estimate the value the Series B Preferred Stock and a Monte Carlo simulation to estimate the stock price of our Customer Engagement Solutions business post-Spin-Off, which we believe is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Future Tranche Right. The fair value of the Future Tranche Right also reflects the likelihood of the Series B Preferred Stock being issued, which management currently considers to be highly probable.

Significant inputs and assumptions used in the valuation model as of the issuance date, May 7, 2020, and July 31, 2020 are as follows:

	July 31,	May 7,
	2020	2020
Risk-free interest rate for preferred stock	1.19%	1.31%
Implied credit spread	7.78%	10.78%
Expected volatility	30.00%	30.00%

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

Contingent Consideration Asset or Liability - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 1.9% to 5.5%, with a weighted average discount rate of 4.2%, in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2020. We utilized discount rates ranging from 2.1% to 4.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2020. We utilized discount rates ranging from 4.8% to 5.5%, with a weighted average discount rate of 5.2%, in our calculation of the estimated fair value of our contingent consideration asset as of July 31, 2020. We utilized discount rates ranging from 4.3% to 4.9%, in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2020.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 9.0% in our calculation of the estimated fair value of the option as of July 31, 2020 and January 31, 2020.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan and our revolving credit borrowings at July 31, 2020 were $411 million and $198 million, respectively. The estimated fair values of our term loan and our revolving credit borrowings at January 31, 2020 were $417 million and $45 million, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of July 31, 2020 and January 31, 2020 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings is based upon indicative market values provided by one of our lenders.

The estimated fair values of our Notes were approximately $385 million and $438 million at July 31, 2020 and January 31, 2020, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of July 31, 2020, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $3.8 million. There were no observable price changes in our investments in privately-held companies and we did not recognize any impairments or other adjustments during the six months ended July 31, 2020.

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

We held outstanding foreign currency forward contracts with notional amounts of $79.7 million and $89.0 million as of July 31, 2020 and January 31, 2020, respectively.

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

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap in September 2019, under which we pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty began on November 1, 2019, and occur on a quarterly basis. The 2018 Swap will terminate on June 29, 2024.

Prior to May 1, 2020, the 2018 Swap was designated as a cash flow hedge for accounting purposes and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and were reclassified into the condensed consolidated statement of operations within interest expense in the periods in which the hedged transactions affected earnings.
On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap are being accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after tax, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, will be reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the 2018 Swap, as the previously hedged interest payments occur.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2020 and January 31, 2020 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2020	2020
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$1,321	$710
Not designated as hedging instruments	Prepaid expenses and other current assets	146	102
Total derivative assets		$1,467	$812

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$20	$16
Not designated as hedging instruments	Accrued expenses and other current liabilities	120	116
Interest rate swap agreement:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	—	2,060
Designated as a cash flow hedge	Other liabilities	—	11,441
Not designated as hedging instrument	Accrued expenses and other current liabilities	3,043	—
Not designated as hedging instrument	Other liabilities	16,145	—
Total derivative liabilities		$19,328	$13,633

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$1,519	$1,637	$594	$1,979
Interest rate swap agreement	—	(4,541)	(7,535)	(6,558)
	$1,519	$(2,904)	$(6,941)	$(4,579)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$39	$—	$(13)	$(939)
Interest rate swap agreement	(1,120)	—	(1,711)	—
	$(1,081)	$—	$(1,724)	$(939)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the $1.1 million of net unrealized gains recorded in our accumulated other comprehensive loss at July 31, 2020 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. Approximately $4.1 million of the $15.1 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at July 31, 2020 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended months ended July 31, 2020 and 2019 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense), net	$(601)	$212	$413	$776
Interest rate swap agreement	Other income (expense), net	137	(33)	137	(48)
		$(464)	$179	$550	$728

14.    STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue - product	$410	$488	$720	$822
Cost of revenue - service and support	1,328	1,546	1,985	2,616
Research and development, net	2,956	3,347	5,292	5,937
Selling, general and administrative	12,703	15,170	23,584	28,279
Total stock-based compensation expense	$17,397	$20,551	$31,581	$37,654

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Restricted stock units and restricted stock awards	$13,420	$17,966	$28,449	$32,856
Stock bonus program and bonus share program	3,955	2,574	3,118	4,749
Total equity-settled awards	17,375	20,540	31,567	37,605
Phantom stock units (cash-settled awards)	22	11	14	49
Total stock-based compensation expense	$17,397	$20,551	$31,581	$37,654

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the six months ended July 31, 2020 and 2019:

	Six Months Ended July 31,
	2020		2019
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,736	$52.53	2,777	$41.05
Granted	161	$49.73	1,554	$60.75
Released	(1,274)	$47.94	(1,349)	$40.36
Forfeited	(138)	$52.56	(139)	$42.56
Ending balance	1,485	$56.17	2,843	$52.22

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

Further details appear below under “Stock Bonus Program” and “Bonus Share Program”.

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2020, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the six months ended July 31, 2020 and 2019 (these amounts are already included in the Award Activity Table above for 2020 and 2019):

	Six Months Ended July 31,
(in thousands)	2020	2019
Beginning balance	526	512
Granted	107	286
Released	(231)	(233)
Forfeited	(25)	(30)
Ending balance	377	535

Excluding PSUs, we granted 54,000 RSUs during the six months ended July 31, 2020.

As of July 31, 2020, there was approximately $58.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Bonus Program

Our stock bonus program permits eligible employees to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers are eligible to participate in this program to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is generally determined using a 5-day trailing average price of our common stock when the awards are calculated, reduced by a discount determined by the board of directors each year (the “discount”). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.

There was no activity under the stock bonus program during the six months ended July 31, 2020 and 2019.

For bonuses in respect of the year ending January 31, 2020, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, under the stock bonus program. We currently expect to issue no more than 32,000 shares under the stock bonus program for the performance period ended January 31, 2020, which are expected to be issued during the three months ending October 31, 2020.

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

For bonuses in respect of the year ending January 31, 2020, our board of directors has approved the use of up to 305,000 shares of common stock under the bonus share program, reduced by any shares issued under the stock bonus program in respect of the same performance period. For the performance period ended January 31, 2020, we currently expect to issue no more than 32,000 shares under the stock bonus program, with the remaining 273,000 shares authorized by the board of directors available for use under the bonus share program for the same performance period. Awards under the bonus share program for the performance period ended January 31, 2020 are expected to be issued during the three months ending October 31, 2020.

For bonuses in respect of the year ending January 31, 2021, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the same performance period.

The combined accrued liabilities for the stock bonus program and the bonus share program were $18.5 million and $17.3 million at July 31, 2020 and January 31, 2020, respectively.

15.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our primary Israeli subsidiary, Verint Systems Limited (“VSL”) (Case Number 4186/09) and against our affiliate CTI (Case Number 1335/09). Also, in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms. Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

On October 31, 2012, CTI distributed all of the outstanding shares of common stock of Comverse, Inc., its principal operating subsidiary and parent company of Comverse Limited, to CTI’s shareholders (the “Comverse Share Distribution”). In the period leading up to the Comverse Share Distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in Verint and in its then-subsidiary, Comverse, Inc.) to Comverse, Inc. or to unaffiliated third parties. As the result of these transactions, Comverse, Inc. became an independent company and ceased to be affiliated with CTI, and CTI ceased to have any material assets other than its equity interests in Verint. Prior to the completion of the Comverse Share Distribution, the plaintiffs sought to compel CTI to set aside up to $150.0 million in assets to secure any future judgment, but the District Court did not rule on this motion. In February 2017, Mavenir Inc. became successor-in-interest to Comverse, Inc.

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal, and the parties are waiting for further instructions or decisions from the Supreme Court.

We are a party to various litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of any such current matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three and six months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Revenue:
Customer Engagement
Segment revenue	$207,146	$218,424	$396,273	$434,291
Revenue adjustments	(3,066)	(6,988)	(6,328)	(15,760)
	204,080	211,436	389,945	418,531
Cyber Intelligence
Segment revenue	106,267	112,893	208,789	221,184
Revenue adjustments	(1,238)	(24)	(2,330)	(151)
	105,029	112,869	206,459	221,033
Total revenue	$309,109	$324,305	$596,404	$639,564

Segment contribution:
Customer Engagement	$90,302	$78,788	$156,099	$157,606
Cyber Intelligence	35,675	31,571	60,639	58,861
Total segment contribution	125,977	110,359	216,738	216,467

Reconciliation of segment contribution to operating income:
Revenue adjustments	4,304	7,012	8,658	15,911
Shared support expenses	40,822	44,416	84,163	88,270
Amortization of acquired intangible assets	12,486	13,226	25,160	27,646
Stock-based compensation	17,397	20,551	31,581	37,654
Acquisition, integration, restructuring, and other unallocated expenses	8,651	9,879	18,685	17,243
Total reconciling items, net	83,660	95,084	168,247	186,724
Operating income	$42,317	$15,275	$48,491	$29,743

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

Overview

Recent Developments

Separation of Businesses

On December 4, 2019, we announced our intention to separate into two independent publicly traded companies: one which will consist of our Customer Engagement Solutions business, and one which will consist of our Cyber Intelligence Solutions business. We expect to implement the separation through a pro-rata distribution of common stock of a new entity that will hold the Cyber Intelligence Solutions business to our stockholders (the “Spin-Off”) that is intended to be generally tax-free to our stockholders for U.S. federal income tax purposes. We currently expect to complete the Spin-Off shortly after the end of this fiscal year ending January 31, 2021, though this timeline may be impacted by the current business environment brought on by the COVID-19 pandemic. We believe the two independent, publicly traded companies will both benefit from the separation and be well positioned to pursue their own strategies, drive opportunities to accelerate growth and extend their market leadership. The separation will make it easier for investors to evaluate and make independent investment decisions in each business. We believe that both our businesses are leaders in their respective markets and the separation will enable them to achieve better performance over the long term as a result of several factors, including having: separate boards of directors with further differentiated skillsets to support tailored strategic plans; specific incentive programs more closely aligned with standalone business performance; capital structures tailored to the unique characteristics of each business; and enhanced appeal to a broader set of investors suited to the strategic and financial characteristics of each company.

We expect to incur significant costs in connection with the planned separation of our Cyber Intelligence Solutions business. The costs include developing stand-alone Cyber Intelligence Solutions information systems and related IT costs, third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the planned Spin-Off. We capitalized $4.3 million of these costs and expensed $14.3 million during the six months ended July 31, 2020. We have capitalized $8.3 million and expensed $19.6 million of separation related costs since commencing in the year ended January 31, 2020. The expense portion is reflected in selling, general and administrative expenses.

Apax Investment

On December 4, 2019, we also announced that Valor Parent LP, an affiliate of Apax Partners, would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020 the Apax Investor initially purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). Further discussion regarding the Apax investment and the initial closing appears in the “Liquidity and Capital Resources-Overview” section below.

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

During the six months ending July 31, 2020, revenue in both of our operating segments was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we have seen a reduction or delay in large customer contracts, particularly on-premises arrangements, and we have in most cases been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We continued to experience high recurring revenue renewal rates during the first half of this fiscal year. We have also begun to offer new versions of our solutions in both of our segments designed to help our customers address challenges created by the pandemic and to offer simpler packages of software and services for some of our Customer Engagement solutions to make it easier and faster for customers to make purchases. Notwithstanding our strong recurring renewal rates and these new offerings, we cannot predict how the pandemic will impact our results in future periods, including to the extent that customers delay or miss payments, customers defer, reduce, or refrain from placing orders or renewing subscriptions or support arrangements, or travel restrictions and site access restrictions remain necessary.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, we have implemented several cost-reduction actions of varying durations. Such actions have included, but are not limited to, reducing our discretionary spending, substantially decreasing capital expenditures, extending days payable outstanding, considering the optimal uses of our cash and other capital resources, including with respect to our stock repurchase program, and reducing workforce-related costs. Some of the COVID-19 cost reduction actions referred to periodically within this Management’s Discussion and Analysis of Financial Condition and Results of Operations were temporary in nature and are complete, and the associated cost savings will not extend beyond July 31, 2020. Other cost reduction actions are still in place and may also be rescinded at some point, depending upon our ongoing assessment of business conditions and other factors, while other cost reduction actions are expected to be permanent in nature. We continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity and financial results cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the six months ended July 31, 2020. However, we plan to defer the timing of employer payroll taxes and accelerate the refund of AMT credits as permitted by the CARES Act.

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

Cyber Intelligence

•Security Threats Becoming Increasingly Pervasive and Complex. Governments, critical infrastructure providers, and enterprises face many types of security threats from criminal and terrorist organizations and foreign governments. Some of these security threats come from well-organized and well-funded organizations that utilize new and increasingly sophisticated methods. As a result, security and intelligence organizations find it more difficult and complicated to detect, investigate and neutralize threats. Many of these organizations are seeking to deploy more advanced data mining solutions that generate predictive intelligence and accelerate investigations. These solutions are effective by correlating massive amounts of data from a wide range of disparate sources to uncover previously unknown connections to identify suspicious behaviors and current and future threats.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2020.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$309,109	$324,305	$596,404	$639,564
Operating income	$42,317	$15,275	$48,491	$29,743
Net income (loss) attributable to Verint Systems Inc. common shares	$6,010	$10,558	$(4)	$12,134
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.09	$0.16	$—	$0.18
Diluted	$0.09	$0.16	$—	$0.18

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Our revenue decreased approximately $15.2 million, or 5%, to $309.1 million in the three months ended July 31, 2020 from $324.3 million in the three months ended July 31, 2019. The decrease consisted of a $13.9 million decrease in product revenue and a $1.3 million decrease in service and support revenue. In our Cyber Intelligence segment, revenue decreased approximately $7.9 million or approximately 7%, from $112.9 million in the three months ended July 31, 2019 to $105.0 million in the three months ended July 31, 2020. The decrease consisted of a $5.4 million decrease in product revenue and a $2.5 million decrease in service and support revenue. In our

Customer Engagement segment, revenue decreased $7.3 million, or approximately 3%, from $211.4 million in the three months ended July 31, 2019 to $204.1 million in the three months ended July 31, 2020. The decrease consisted of a $8.5 million decrease in product revenue, partially offset by a $1.2 million increase in service and support revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 53%, 24%, and 23% of our total revenue, respectively, in the three months ended July 31, 2020, compared to approximately 52%, 29%, and 19%, respectively, in the three months ended July 31, 2019. Further details of changes in revenue are provided below.

We reported operating income of $42.3 million in the three months ended July 31, 2020 compared to operating income of $15.3 million in the three months ended July 31, 2019. The increase in operating income was primarily due to a $23.9 million decrease in operating expenses, from $192.6 million to $168.7 million, and a $3.1 million increase in gross profit, from $207.9 million to $211.0 million. The decrease in operating expenses consisted of a $20.9 million decrease in selling, general and administrative expenses and a $3.5 million decrease in net research and development expenses, partially offset by a $0.5 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $6.0 million, and diluted net income per common share was $0.09, in the three months ended July 31, 2020 compared to net income attributable to Verint Systems Inc. common shares of $10.6 million, and diluted net income per common share of $0.16, in the three months ended July 31, 2019. The decrease in income attributable to Verint Systems Inc. common shares in the three months ended July 31, 2020 was primarily due to a $14.6 million increase in provision for income taxes, a $14.1 million increase in total other expense, net primary due to the change in fair value of the Future Tranche Right associated with our Series A Preferred Stock, a $2.5 million increase in dividends on preferred stock, and a $0.4 million increase in net income attributable to our noncontrolling interests, partially offset by a $27.0 million increase in operating income described above. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended July 31, 2020 to average exchange rates for the three months ended July 31, 2019, the U.S. dollar strengthened relative to the Singapore dollar, Brazilian real, British pound sterling, the Australian dollar and our hedged Israeli shekel, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended July 31, 2020, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2019, our revenue would have been approximately $2.2 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $0.1 million higher, which would have resulted in a $2.1 million increase in our operating income.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Our revenue decreased approximately $43.2 million, or 7%, to $596.4 million in the six months ended July 31, 2020 from $639.6 million in the six months ended July 31, 2019. The decrease consisted of a $40.8 million decrease in product revenue and a $2.4 million decrease in service and support revenue. In our Customer Engagement segment, revenue decreased $28.7 million, or approximately 7%, from $418.6 million in the six months ended July 31, 2019 to $389.9 million in the six months ended July 31, 2020, substantially all of which resulted from a decrease in product revenue. In our Cyber Intelligence segment, revenue decreased approximately $14.6 million, or 7%, from $221.1 million in the six months ended July 31, 2019 to $206.5 million in the six months ended July 31, 2020. The decrease consisted of a $12.3 million decrease in product revenue and a $2.3 million decrease in service and support revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and in APAC regions represented approximately 52%, 26%, and 22% of our total revenue, respectively, in the six months ended July 31, 2020, compared to approximately 53%, 28% and 19%, respectively, in the six months ended July 31, 2019. Further details of changes in revenue are provided below.

We reported operating income of $48.5 million in the six months ended July 31, 2020, compared to operating income of $29.7 million in the six months ended July 31, 2019. The increase in operating income was primarily due to a $31.7 million decrease in operating expenses, from $379.2 million to $347.5 million, partially offset by a $12.9 million decrease in gross profit, from $408.9 million to $396.0 million. The decrease in operating expenses consisted of a $30.9 million decrease in selling, general and administrative expenses, a $1.6 million decrease in net research and development expenses, partially offset by a $0.8 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares and diluted net loss per common share were insignificant in the six months ended July 31, 2020 compared to net income attributable to Verint Systems Inc. common shares of $12.1 million, and a net income per common share of $0.18, in the six months ended July 31, 2019. These reduced operating results in the six months ended July 31, 2020 were primarily due to a $16.8 million increase in total other expense, net primarily due the change in fair value of the Future Tranche Right associated with our Series A Preferred Stock, an $11.4 million increase in provision for income taxes, a $2.5 million increase in dividends on preferred stock and a $0.2 million increase in net income attributable to our noncontrolling interests, partially offset by an $18.8 million increase in operating income described above. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the six months ended July 31, 2020 to average exchange rates for the six months ended July 31, 2019, the U.S. dollar strengthened relative to the Singapore dollar, Brazilian real, British pound sterling, Australian dollar, the euro, and our hedged Israeli shekel, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the six months ended July 31, 2020, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2019, our revenue would have been approximately $6.0 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $3.2 million higher, which would have resulted in a $2.8 million increase in our operating income.

As of July 31, 2020, we employed approximately 6,200 professionals, including part-time employees and certain contractors, as compared to approximately 6,400 at July 31, 2019.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Customer Engagement	$204,080	$211,436	(3)%	$389,945	$418,531	(7)%
Cyber Intelligence	105,029	112,869	(7)%	206,459	221,033	(7)%
Total revenue	$309,109	$324,305	(5)%	$596,404	$639,564	(7)%

Customer Engagement Segment

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Customer Engagement revenue decreased approximately $7.3 million, or 3%, from $211.4 million in the three months ended July 31, 2019 to $204.1 million in the three months ended July 31, 2020. The decrease consisted of an $8.5 million decrease in product revenue, partially offset by a $1.2 million increase in service and support revenue. The decrease in product revenue was primarily due to delayed purchasing decisions on large contracts, particularly on-premises arrangements, and reduced spending by customers, both due to COVID-19, partially offset by an increase in unbundled SaaS revenue. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. The slight increase in service and support revenue was primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions, partially offset by decrease in implementation revenue due to COVID-19 and related containment measures, including customer facility closures and travel restrictions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Customer Engagement revenue decreased approximately $28.7 million, or 7%, from $418.6 million in the six months ended July 31, 2019 to $389.9 million in the six months ended July 31, 2020. The decrease consisted mainly of a $28.7 million decrease in product revenue. The decrease in product revenue was primarily driven by delayed purchasing decisions on large contracts, particularly on-premises arrangements, and reduced spending by customers, both due to COVID-19. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. Service and support revenue remained unchanged from the prior period as the decrease in implementation revenue due to COVID-19 and related containment measures was offset by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions. We expect our revenue mix to continue to shift to recurring sources. This shift is consistent with our cloud-first strategy and a general market shift from on premises to cloud solutions.

Cyber Intelligence Segment

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Cyber Intelligence revenue decreased approximately $7.9 million, from $112.9 million in the three months ended July 31, 2019 to $105.0 million in the three months ended July 31, 2020. The decrease consisted of a $5.4 million decrease in product revenue and a $2.5 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries due to delays attributed to the impact of COVID-19, as our customers shifted their attention to addressing operational challenges associated with the pandemic and a decrease in progress realized during the current period on long-term projects for which revenue is recognized over time using the percentage-of-completion (“POC”) method. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method and a decrease in deployment services due to COVID-19 restrictions, partially offset by an increase in SaaS revenue, and to a lesser extent, an increase in support revenue from existing customers.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Cyber Intelligence revenue decreased approximately $14.6 million, or 7%, from $221.1 million in the six months ended July 31, 2019 to $206.5 million in the six months ended July 31, 2020. The decrease consisted of a $12.3 million decrease in product revenue and a $2.3 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries due to delays attributed to the impact of COVID-19, as our customers shifted their attention to addressing operational challenges associated with the pandemic and a decrease in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the POC method and a decrease in deployment services due to COVID-19 restrictions, partially offset by an increase in SaaS revenue and an increase in support revenue from existing customers.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Product revenue	$96,076	$109,983	(13)%	$173,360	$214,207	(19)%
Service and support revenue	213,033	214,322	(1)%	423,044	425,357	(1)%
Total revenue	$309,109	$324,305	(5)%	$596,404	$639,564	(7)%

Product Revenue

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Product revenue decreased approximately $13.9 million, or 13%, from $110.0 million for the three months ended July 31, 2019 to $96.1 million for the three months ended July 31, 2020, resulting from an $8.5 million decrease in our Customer Engagement segment and a $5.4 million decrease in our Cyber Intelligence segment.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Product revenue decreased approximately $40.8 million, or 19%, from $214.2 million for the six months ended July 31, 2019 to $173.4 million for the six months ended July

31, 2020, resulting from a $28.6 million decrease in our Customer Engagement segment and a $12.2 million decrease in our Cyber Intelligence segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Service and support revenue decreased approximately $1.3 million, or 1%, from $214.3 million for the three months ended July 31, 2019 to $213.0 million for the three months ended July 31, 2020. This decrease was the result of a $2.5 million decrease in our Cyber Intelligence segment, partially offset by a $1.2 million increase in our Customer Engagement segment.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Service and support revenue decreased approximately $2.4 million, or 1%, from $425.4 million for the six months ended July 31, 2019 to $423.0 million for the six months ended July 31, 2020. This decrease was a result of a $2.4 decrease in our Cyber Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Cost of product revenue	$24,648	$29,424	(16)%	$45,966	$57,544	(20)%
Cost of service and support revenue	69,023	81,430	(15)%	145,422	160,791	(10)%
Amortization of acquired technology	4,428	5,587	(21)%	9,037	12,294	(26)%
Total cost of revenue	$98,099	$116,441	(16)%	$200,425	$230,629	(13)%

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

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Cost of product revenue decreased approximately $4.8 million, or 16%, from $29.4 million in the three months ended July 31, 2019 to $24.6 million in the three months ended July 31, 2020, primarily due to decreased cost of product revenue in both our Cyber Intelligence and Customer Engagement segments, driven primarily by a corresponding decrease in product revenue as discussed above, cost reduction initiatives we implemented related to COVID-19, including reducing employee costs and travel expenses, and a decrease in Cyber Intelligence subcontractor costs resulting from prior investments to further productize our portfolio. Our overall product gross margins increased to 74% in the three months ended July 31, 2020 from 73% in the three months ended July 31, 2019. Product gross margins in our Cyber Intelligence segment increased from 66% in the three months ended July 31, 2019 to 69% in the three months ended July 31, 2020, primarily due to a change in product mix, temporary cost reduction initiatives we implemented related to COVID-19, and a decrease in product customization work that is not considered a separate performance obligation driven by recent and ongoing investments to productize our portfolio. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold. Product gross margins in our Customer Engagement segment decreased from 84% in the three months ended July 31, 2019 to 82% in the three months ended July 31, 2020, primarily due to lower sales volume due to COVID-19, which resulted in revenue decreasing at a faster rate than product costs, including software amortization costs.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Cost of product revenue decreased approximately $11.5 million, or 20%, from $57.5 million in the six months ended July 31, 2019 to $46.0 million in the six months ended July 31, 2020 primarily due to decreased cost of product revenue in our both our Cyber Intelligence and Customer Engagement segments, driven primarily by a corresponding decrease in product revenue as discussed above, cost reduction initiatives we implemented related to COVID-19, and a decrease in Cyber Intelligence subcontractor costs resulting from prior investments to further productize our portfolio. Our overall product gross margins were 73% in each of the six months ended July 31, 2020 and 2019. Product gross margins in our Cyber Intelligence segment increased from 65% in the six months ended July 31, 2019 to 69% in the six months ended July 31, 2020, primarily due to a change in product mix, temporary cost reduction initiatives we implemented related to COVID-19, and a decrease in product customization work that is not considered a separate performance obligation driven by recent and ongoing investment to productize our portfolio. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold. Product gross margins in our Customer Engagement segment decreased from 84% in the six months ended July 31, 2019 to 81% in the six months ended July 31, 2020, primarily due to lower sales volume due to COVID-19, which resulted in revenue decreasing at a faster rate than product costs, including software amortization costs.

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

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Cost of service and support revenue decreased approximately $12.4 million, or 15%, from $81.4 million in the three months ended July 31, 2019 to $69.0 million in the three months ended July 31, 2020. The decrease was primarily due to a decrease in travel costs and employee compensation expenses as a result of cost reduction initiatives related to COVID-19, offset by an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins increased from 62% in the three months ended July 31, 2019 to 68% in the three months ended July 31, 2020, primarily due to service and support costs decreasing at a faster rate than service and support revenue, primarily due to temporary COVID-19 cost containment measures that we implemented.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Cost of service and support revenue decreased approximately $15.4 million, or 10%, from $160.8 million in the six months ended July 31, 2019 to $145.4 million in the six months ended July 31, 2020. The decrease was primarily due to a decrease in travel costs and employee compensation expenses as a result of cost reduction initiatives related to COVID-19, offset by an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins increased from 62% in the six months ended July 31, 2019 to 66% in the six months ended July 31, 2020, primarily due to service and support costs decreasing at a faster rate than service and support revenue, primarily due to temporary COVID-19 cost containment measures that we implemented.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Amortization of acquired technology decreased approximately $1.2 million, or 21%, from $5.6 million in the three months ended July 31, 2019 to $4.4 million in the three months ended July 31, 2020. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Amortization of acquired technology decreased approximately $3.3 million, or 27%, from $12.3 million in the six months ended July 31, 2019 to $9.0 million in the six months ended July 31, 2020. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three and six months ended months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Research and development, net	$55,229	$58,685	(6)%	$114,308	$115,854	(1)%

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Research and development, net decreased approximately $3.5 million, or 6%, from $58.7 million in the three months ended July 31, 2019 to $55.2 million in the three months ended July 31, 2020. This decrease was primarily attributable to cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $1.5 million decrease in employee compensation and related expenses, a $0.8 million decrease in contractor costs, and a $0.8 million decrease in travel related expenses. Certain R&D costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Research and development, net decreased approximately $1.6 million, or 1%, from $115.9 million in the six months ended July 31, 2019 to $114.3 million in the six months ended July 31, 2020. The decrease was primarily due to a $1.3 million increase in capitalized software development costs and a $1.1 million decrease in travel related expenses, partially offset by a $0.8 million increase in employee compensation and related expenses in the six months ended July 31, 2020 compared to the six months ended July 31, 2019. Certain R&D costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter.

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

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Selling, general and administrative	$105,406	$126,265	(17)%	$217,057	$247,986	(12)%

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Selling, general and administrative expenses decreased approximately $20.9 million, or 17%, from $126.3 million in the three months ended July 31, 2019 to $105.4 million in the three months ended July 31, 2020. This decrease was primarily attributable to cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $7.4 million decrease in employee compensation related expenses, a $6.1 million decrease in travel related costs, a $3.7 million decrease in marketing related expenses due to the cancellation of certain sales and marketing events and trade shows, and a $1.2 million decrease in facility expenses as a result of the majority of our workforce working from home. Certain selling, general and administrative costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter. Additionally, professional fees decreased by $6.9 million due to a shareholder proxy contest that impacted the three months ended July 31, 2019 and stock-based compensation decreased by $2.5 million primarily due to a year-over-year decrease in our stock price and a change in the timing of the annual employee grant. These decreases were partially offset by a $6.5 million increase in expenses related to the planned separation of our businesses (as discussed in “Overview” above). Selling, general, and administrative expenses were also impacted by a $1.9 million increase due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.8 million in the three months ended July 31, 2019 to a net expense of $1.1 million during the three months ended July 31, 2020, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Selling, general and administrative expenses decreased approximately $30.9 million, or 12%, from $248.0 million in the six months ended July 31, 2019 to $217.1 million in the six months ended July 31, 2020. This decrease was primarily attributable to cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $9.8 million decrease in travel related costs, a $8.2 million decrease in employee compensation related expenses, a $5.4 million decrease in marketing related expenses due to the cancellation of certain sales and marketing events and trade shows, and a $1.9 million decrease in facility expenses as a result of the majority of our workforce working from home. Certain selling, general and administrative costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter. Additionally, professional fees decreased by $8.8 million due to a shareholder proxy contest that impacted the six months ended July 31, 2019 and stock-based compensation decreased by $4.7 million primarily due to a year-over-year decrease in our stock price and a change in the timing of the annual employee grant. Selling, general, and administrative expenses were also impacted by a $4.1 million decrease due to the change in the fair value of our obligations under contingent consideration arrangements, from a net expense of $0.4 million in the six months ended July 31, 2019 to a net benefit of $3.7 million during the six months ended July 31, 2020, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. These decreases were partially offset by a $14.3 million increase in expenses related to the planned separation of our businesses (as discussed in “Overview” above).

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

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Amortization of other acquired intangible assets	$8,058	$7,639	5%	$16,123	$15,352	5%

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Amortization of other acquired intangible assets increased approximately $0.5 million, or 5%, from $7.6 million in the three months ended July 31, 2019 to $8.1 million in the three months ended July 31, 2020. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Amortization of other acquired intangible assets increased approximately $0.7 million, or 5%, from $15.4 million in the six months ended July 31, 2019 to $16.1 million in the six months ended July 31, 2020. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Interest income	$839	$1,687	(50)%	$1,856	$3,113	(40)%
Interest expense	(10,263)	(10,107)	2%	(20,961)	(20,041)	5%
Other income (expense):
Foreign currency gains (losses), net	3,032	774	*	(222)	(412)	(46)%
Gains (losses) on derivatives	(463)	179	*	551	728	(24)%
Fair value change in future tranche right	(13,610)	—	*	(13,610)	—	*
Other, net	(1,170)	(44)	*	(1,160)	(197)	*
Total other (expense) income, net	(12,211)	909	*	(14,441)	119	*
Total other expense, net	$(21,635)	$(7,511)	188%	$(33,546)	$(16,809)	100%

* Percentage is not meaningful.

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Total other expense, net, increased by $14.1 million from $7.5 million in the three months ended July 31, 2019 to $21.6 million in the three months ended July 31, 2020.

Interest expense increased from $10.1 million in the three months ended July 31, 2019 to $10.3 million in the three months ended July 31, 2020 primarily due to an increase in borrowings under our revolving credit facility, partially offset by lower interest rates. Further discussion of our outstanding borrowings appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $3.0 million of net foreign currency gains in the three months ended July 31, 2020 compared to $0.8 million of net foreign currency gains in the three months ended July 31, 2019. Our foreign currency gains resulted primarily from the weakening of the U.S dollar against certain foreign currencies from April 30, 2020 to July 31, 2020, mainly the euro, Israeli shekel and British pound sterling.

In the three months ended July 31, 2020, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.5 million, compared to net gains of $0.2 million on such instruments for the three months ended July 31, 2019. The net losses in the current period primarily reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

During the three months ended July 31, 2020, we recorded a non-cash Future Tranche Right revaluation loss of $13.6 million. The non-cash charge for the period relates to the change in fair value of the Future Tranche Right (right to purchase Series B Preferred Stock by the Apax Investor at a future date), associated with the Future Tranche Right issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period. Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

Other, net expense increased $1.1 million primarily due to fees in connection with our second amendment to the 2017 Credit Agreement. Further discussion of the second amendment to the 2017 Credit Agreement appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Total other expense, net, increased by $16.8 million from $16.8 million in the six months ended July 31, 2019 to $33.6 million in the six months ended July 31, 2020.

Interest expense increased from $20.0 million in the six months ended July 31, 2019 to $21.0 million in the six months ended July 31, 2020 primarily due to an increase in borrowing under our revolving credit facility, partially offset by lower interest rates.

We recorded $0.2 million of net foreign currency losses in the six months ended July 31, 2020 compared to $0.4 million of net foreign currency losses in the six months ended July 31, 2019. Our foreign currency gains and losses are primarily the result of the fluctuation of the value of the U.S. dollar relative to other foreign currencies, mainly the euro, Israeli shekel, Brazilian real and British pound sterling.

In the six months ended July 31, 2020, there were net gains on derivative financial instruments of $0.6 million, compared to net gains of $0.7 million on such instruments for the six months ended July 31, 2019. The net gains in the current period primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

During the six months ended July 31, 2020, we recorded a non-cash Future Tranche Right revaluation loss of $13.6 million. The non-cash charge for the period relates to the change in fair value of the Future Tranche Right (right to purchase Series B Preferred Stock by the Apax Investor at a future date), associated with the Future Tranche Right issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period. Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

Other, net expense increased $1.0 million primarily due to fees in connection with our second amendment to the 2017 Credit Agreement. Further discussion of the second amendment to the 2017 Credit Agreement appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Provision (Benefit) for Income Taxes

The following table sets forth our (benefit) provision from income taxes for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Provision (benefit) for income taxes	$10,095	$(4,507)	(324)%	$8,333	$(3,098)	(369)%

Three Months Ended July 31, 2020 compared to Three Months Ended July 31, 2019. Our effective income tax rate was 48.8% for the three months ended July 31, 2020, compared to a negative effective income tax rate of 58.0% for the three months ended July 31, 2019.

For the three months ended July 31, 2020, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax expense of $10.1 million on pre-tax income of $20.7 million, which represented an effective income tax rate of 48.8%.

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

Six Months Ended July 31, 2020 compared to Six Months Ended July 31, 2019. Our effective income tax rate was 55.8% for the six months ended July 31, 2020, compared to a negative effective income tax rate of 24.0% for the six months ended July 31, 2019. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $8.3 million on pre-tax income of $14.9 million, which represented an effective income tax rate of 55.8%.

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

On December 4, 2019, we announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investor Agreement, dated as of December 4, 2019, the Apax Investor initially purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020, with an initial conversion price of $53.50. The initial conversion price represents a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. Assuming completion of the Spin-Off described above, the Series A Preferred Stock will not participate in the Spin-Off distribution of the shares of the company holding the Company’s Cyber Intelligence Solutions business, and instead, the conversion price will be adjusted based on the ratio of the trading prices of the two companies over a short period following the Spin-Off, subject to a collar. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200.0 million of Series B convertible preferred stock (“Series B Preferred Stock”) in the Company, as the entity holding the Customer Engagement Solutions business. The Series B Preferred Stock will be convertible at a conversion price that is 100% of the average of the volume-weighted average price per share of the common stock for the 20 consecutive trading days immediately following the consummation of the Spin-Off, subject to a collar on the minimum and maximum enterprise value of the Company post consummation of the Spin-Off. Following the closing of the Series A Preferred Stock investment, Apax’s ownership in us on an as-converted basis is approximately 5.5%. Following completion of the Spin-Off and assuming the issuance of the Series B Preferred Stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. The convertible preferred stock will pay dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A Preferred Stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of preferred stock. We intend to use the proceeds from the initial Apax investment to repay outstanding indebtedness, including borrowings under our revolving credit facility used to fund our stock repurchase program (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 9, “Convertible Preferred Stock”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

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

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”), and again on June 8, 2020 (the “2020 Amendment”). Further discussion of our 2017 Credit Agreement as amended, appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $74 million of net cash expended for business acquisitions during the year ended January 31, 2020. There were no business acquisitions during the six months ended July 31, 2020.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. During the six months ended July 31, 2020, we increased borrowings under our revolving credit facility by $155.0 million to a total of $200.0 million as of July 31, 2020. The proceeds of these borrowings were used to fund a portion of our stock repurchase program or will be used for general corporate purposes.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $453.9 million and $426.6 million as of July 31, 2020 and January 31, 2020, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $22.4 million and $26.3 million, at July 31, 2020 and January 31, 2020, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of July 31, 2020 and withholding taxes of approximately $15.0 million accrued as of July 31, 2020, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2020 and January 31, 2020:

	July 31,	January 31,
(in thousands)	2020	2020
Cash and cash equivalents	$731,101	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	31,662	43,860
Short-term investments	82,443	20,215
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$845,206	$443,221
Total debt, including current portions	$984,104	$837,048

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

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2020 and 2019:

	Six Months Ended July 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$136,731	$98,279
Net cash used in investing activities	(68,488)	(66,015)
Net cash provided by (used in) financing activities	283,902	(27,136)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(796)	(1,890)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$351,349	$3,238

Our operating activities generated $136.7 million of cash during the six months ended July 31, 2020, which was in addition to $215.4 million of net cash provided by combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $136.7 million of net cash during the six months ended July 31, 2020, compared to $98.3 million generated during the six months ended July 31, 2019. Our increased operating cash flow in the current period was primarily due to $5.1 million of lower combined interest and net income tax payments, a favorable impact on operating cash flow from changes in operating assets and liabilities and the net effect of non-cash items, as compared to the prior period, partially offset by lower net income.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the six months ended July 31, 2020, our investing activities used $68.5 million of net cash, including $62.1 million of net purchases of short-term investments and $22.3 million of payments for property, equipment and capitalized software development costs, partially offset by $15.9 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits and settlements of derivative instruments during the period. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the six months ended July 31, 2019, our investing activities used $66.0 million of net cash, including $49.3 million of net cash utilized for a business acquisition, $24.3 million of payments for property, equipment, and capitalized software development costs, and $3.7 million of net sales and maturities of short-term investments, partially offset by $3.8 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits and settlements of derivative instruments during the period.

We had no significant commitments for capital expenditures at July 31, 2020.

Net Cash Provided by (Used in) Financing Activities

For the six months ended July 31, 2020, our financing activities generated $283.9 million of net cash, primarily due to $197.3 million of net proceeds from the issuance of preferred stock and a $155.0 million increase in borrowings under our revolving credit facility, partially offset by $36.8 million of payments to repurchase treasury stock, $13.0 million of payments to repurchase $13.1 million principal amount of our convertible notes, $11.8 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.8 million repayments of borrowings and other financing obligations, $2.2 million paid for debt-related costs, and $0.6 million of distributions to a noncontrolling shareholder of one of our subsidiaries.

For the six months ended July 31, 2019, our financing activities used $27.1 million of net cash, the most significant portions of which were payments of $6.0 million related to deferred purchase price of a prior period business combination, $16.6 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.2 million repayments of borrowings and other financing obligations, and $0.5 million of payments to repurchase treasury stock.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on convertible preferred stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our 2017 Credit Agreement.

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

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. During the six months ended July 31, 2020, we acquired approximately 613,000 shares of treasury stock at a cost of $34.0 million under this program. During the year ended January 31, 2020, we acquired approximately 2,119,000 shares of treasury stock at a cost of $116.1 million under this program, of which $2.8 million was settled in cash in February 2020.

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

The Notes have a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represents an effective conversion price of approximately $64.46 per share of common stock. The conversion rate has not changed since issuance of the Notes, although throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.

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

During the three months ended July 31, 2020, we repurchased $13.1 million principal amount of our Notes in open market transactions for an aggregate of $13.0 million in cash. As a result, the outstanding principal of the Notes was $386.9 million at July 31, 2020 and would result in the issuance of approximately 6,002,000 shares of common stock if all of the outstanding Notes were converted.

As of July 31, 2020, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2020, we had not purchased any shares of our common stock under the Note Hedges.

The Note repurchases executed during the three months ended July 31, 2020 described above did not change the number of common shares subject to the Note Hedges. However, since a Note conversion is a prerequisite to exercising the call right under the Note Hedges, the number of common shares subject to call under the Note Hedges was effectively reduced since the repurchased Notes can no longer be converted.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2020, no Warrants had been exercised and all Warrants remained outstanding.

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

The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility will be accelerated to March 1, 2021 if on such date any Notes remain outstanding, unless such outstanding Notes are cash collateralized pursuant to the 2020 Amendment to the 2017 Credit Agreement, as further described below.

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

On June 8, 2020, we entered into a second amendment to the 2017 Credit Agreement (the “2020 Amendment”). Pursuant to the 2020 Amendment, we are permitted to effect the previously announced Spin-Off of our Cyber Intelligence business within the parameters set forth in the 2017 Credit Agreement, as amended, and our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. We currently intend to cash collateralize, or otherwise refinance or repurchase, the Notes prior to their maturity.

For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Leverage Ratio. Borrowings under the 2017 Revolving Credit Facility were $200.0 million as of July 31, 2020. As of July 31, 2020, the weighted average interest rate on our revolving credit facility borrowings was 2.17%.

As of July 31, 2020, the interest rate on the 2017 Term Loan was 2.17%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.37% at July 31, 2020. As of January 31, 2020, the interest rate on the 2017 Term Loan was 3.85%.

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

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap, under which we pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR

(subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty began on November 1, 2019 and occur on a quarterly basis. The 2018 Swap will terminate on June 29, 2024.

Prior to May 1, 2020, the 2018 Swap was designated as a cash flow hedge for accounting purposes and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and were reclassified into the condensed statement of operations within interest expense in the periods in which the hedged transactions affected earnings.
On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap are being accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after tax, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, will be reclassified to the statement of operations as interest expense over the remaining term of the 2018 Swap, as the hedged interest payments occur.

Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At July 31, 2020, our Leverage Ratio was approximately 2.6 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Contractual Obligations

Except for additional borrowings under our revolving credit facility of $155.0 million during the six months ended July 31, 2020, we believe there have been no material changes to our contractual obligations disclosed in the contractual obligations section of our Annual Report on Form 10-K for the year ended January 31, 2020. That table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the report. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 15, “Leases”, Note 7, “Long-Term Debt” and Note 16, “Commitments and Contingencies” in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2020, we made $17.4 million of payments under contingent consideration arrangements. As of July 31, 2020, potential future cash payments, and earned consideration expected to be paid, subsequent to July 31, 2020 under contingent consideration arrangements total $119.8 million, the estimated fair value of which was $22.0 million, including $14.0 million reported in accrued expenses and other current liabilities, and $8.0 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of July 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2020 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and the market risk that is created by the global market disruptions and uncertainties resulting from COVID-19, we believe that our market risk profile did not materially change during the six months ended July 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2020. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. Notwithstanding the loosening of these restrictions in some countries and for some companies in recent months, the global spread of COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. We are continuously monitoring and assessing the impact of the COVID-19 pandemic, including recommendations and orders issued by government and public health authorities in countries where we operate.

During the six months ended July 31, 2020, revenue in both of our operating segments was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we have seen a reduction or delay in large customer contracts, particularly on-premises arrangements, and in many cases, we have been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We cannot predict how the pandemic will impact our results in future periods, including to the extent that customers delay or miss payments, customers defer, reduce, or refrain from placing orders or renewing subscriptions or support arrangements, or travel restrictions and site access restrictions remain necessary.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, we have implemented several cost-reduction actions of varying durations. Such actions have included, but are not limited to, reducing our discretionary spending, substantially decreasing capital expenditures, extending days payable outstanding, considering the optimal uses of our cash and other capital resources, including with respect to our stock repurchase program, and reducing workforce-related costs. These actions may have an adverse impact on us, particularly if they remain in place for an extended period. We continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity and financial results cannot be predicted at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2020, we closed the initial tranche of the previously announced strategic partnership with the Apax Investor. Pursuant to the Investor Agreement, at the Closing, we sold 200,000 shares of our Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $200.0 million. See “Management’s discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” under Item 2 of this report for a more detailed discussion regarding the Apax investment.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021. There were no share repurchases made under this share repurchase program during the three months ended July 31, 2020.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended July 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2020:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	First Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 7, 2020
10.2	Registration Rights Agreement, dated May 7, 2020, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K filed on May 7, 2020
10.3
Second Amendment, dated June 8, 2020, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on June 9, 2020
10.4	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020*	Filed herewith
10.5	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020*	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

September 9, 2020	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)