Form 10-Q
period 2020-10-31
VERINT SYSTEMS INC
filed 2020-12-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2020
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

There were 65,736,172 shares of the registrant’s common stock outstanding on November 16, 2020.

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
•risks that restrictions resulting from the COVID-19 pandemic or actions taken in response to the pandemic adversely impact our operations or our ability to fulfill orders, complete implementations, or recognize revenue;
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

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2020	2020
Assets
Current Assets:
Cash and cash equivalents	$526,815	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits	24,223	43,860
Short-term investments	104,454	20,215
Accounts receivable, net of allowance for doubtful accounts of $6.5 million and $5.3 million, respectively	346,565	382,435
Contract assets, net	63,095	64,961
Inventories	21,748	20,495
Prepaid expenses and other current assets	68,800	87,946
Total current assets	1,155,700	999,058
Property and equipment, net	108,578	116,111
Operating lease right-of-use assets	90,446	102,149
Goodwill	1,464,451	1,469,211
Intangible assets, net	159,120	197,764
Other assets	146,388	131,765
Total assets	$3,124,683	$3,016,058

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$66,807	$71,604
Accrued expenses and other current liabilities	246,949	229,698
Current maturities of long-term debt	383,449	4,250
Contract liabilities	334,843	397,350
Total current liabilities	1,032,048	702,902
Long-term debt	403,292	832,798
Long-term contract liabilities	39,810	40,565
Operating lease liabilities	80,040	90,372
Other liabilities	98,016	106,984
Total liabilities	1,653,206	1,773,621
Preferred Stock - $0.001 par value; authorized 2,207,000 shares; Series A Preferred Stock; 200,000 shares issued and outstanding at October 31, 2020; no shares issued and outstanding at January 31, 2020; aggregate liquidation preference and current redemption value of $203,553 at October 31, 2020.	200,628	—
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 70,140,000 and 68,529,000 shares; outstanding 65,736,000 and 64,738,000 shares at October 31, 2020 and January 31, 2020, respectively.	70	68
Additional paid-in capital	1,717,384	1,660,889
Treasury stock, at cost - 4,404,000 and 3,791,000 shares at October 31, 2020 and January 31, 2020, respectively.	(208,124)	(174,134)
Accumulated deficit	(93,875)	(105,590)
Accumulated other comprehensive loss	(162,806)	(151,865)
Total Verint Systems Inc. stockholders' equity	1,252,649	1,229,368
Noncontrolling interests	18,200	13,069
Total stockholders' equity	1,270,849	1,242,437
Total liabilities, preferred stock, and stockholders' equity	$3,124,683	$3,016,058

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Product	$105,865	$116,331	$279,225	$330,538
Service and support	222,336	208,536	645,380	633,893
Total revenue	328,201	324,867	924,605	964,431
Cost of revenue:
Product	21,972	30,533	67,938	88,077
Service and support	76,961	76,771	222,383	237,562
Amortization of acquired technology	4,270	5,968	13,307	18,262
Total cost of revenue	103,203	113,272	303,628	343,901
Gross profit	224,998	211,595	620,977	620,530
Operating expenses:
Research and development, net	61,067	57,694	175,375	173,548
Selling, general and administrative	118,084	116,306	335,141	364,292
Amortization of other acquired intangible assets	8,106	7,778	24,229	23,130
Total operating expenses	187,257	181,778	534,745	560,970
Operating income	37,741	29,817	86,232	59,560
Other income (expense), net:
Interest income	536	1,404	2,392	4,517
Interest expense	(9,731)	(10,102)	(30,692)	(30,143)
Other (expense) income, net	(8,562)	1,082	(23,003)	1,201
Total other expense, net	(17,757)	(7,616)	(51,303)	(24,425)
Income before provision for income taxes	19,984	22,201	34,929	35,135
Provision for income taxes	8,157	9,218	16,490	6,120
Net income	11,827	12,983	18,439	29,015
Net income attributable to noncontrolling interests	1,652	1,302	5,784	5,200
Net income attributable to Verint Systems Inc.	10,175	11,681	12,655	23,815
Dividends on preferred stock	(2,658)	—	(5,142)	—
Net income attributable to Verint Systems Inc. common shares	$7,517	$11,681	$7,513	$23,815

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.11	$0.17	$0.12	$0.36
Diluted	$0.11	$0.17	$0.11	$0.35

Weighted-average common shares outstanding:
Basic	65,571	66,799	64,973	66,181
Diluted	66,234	67,442	66,000	67,452

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Net income	$11,827	$12,983	$18,439	$29,015
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(4,973)	20,635	(7,348)	(6,938)
Net (decrease) increase from foreign exchange contracts designated as hedges	(550)	(1,502)	57	1,416
Net increase (decrease) from interest rate swap prior to dedesignation as a hedge	1,356	(2,498)	(4,468)	(9,056)
(Provision) benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	(209)	674	914	1,758
Other comprehensive (loss) income	(4,376)	17,309	(10,845)	(12,820)
Comprehensive income	7,451	30,292	7,594	16,195
Comprehensive income attributable to noncontrolling interests	1,787	1,416	5,880	5,157
Comprehensive income attributable to Verint Systems Inc.	$5,664	$28,876	$1,714	$11,038

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437
Net (loss) income	—	—	—	—	(6,014)	—	(6,014)	2,039	(3,975)
Other comprehensive loss	—	—	—	—	—	(26,909)	(26,909)	(359)	(27,268)
Stock-based compensation - equity-classified awards	—	—	15,029	—	—	—	15,029	—	15,029
Common stock issued, or to be issued, for stock awards and stock bonuses	399	1	1,845	—	—	—	1,846	—	1,846
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of April 30, 2020	64,526	69	1,677,775	(208,124)	(112,544)	(178,774)	1,178,402	14,504	1,192,906
Net income	—	—	—	—	8,494	—	8,494	2,093	10,587
Other comprehensive income	—	—	—	—	—	20,479	20,479	320	20,799
Stock-based-compensation- equity - classified awards	—	—	13,420	—	—	—	13,420	—	13,420
Common stock issued for stock awards and stock bonuses	874	1	—	—	—	—	1	—	1
Preferred stock dividends	—	—	(1,589)	—	—	—	(1,589)	—	(1,589)
Reacquisition of equity component from convertible notes repurchases, net of taxes	—	—	(218)	—	—	—	(218)	—	(218)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(404)	(404)
Balances as of July 31, 2020	65,400	70	1,689,388	(208,124)	(104,050)	(158,295)	1,218,989	16,513	1,235,502
Net income	—	—	—	—	10,175	—	10,175	1,652	11,827
Other comprehensive (loss) income	—	—	—	—	—	(4,511)	(4,511)	135	(4,376)
Stock-based-compensation- equity - classified awards	—	—	15,733	—	—	—	15,733	—	15,733
Common stock issued for stock awards and stock bonuses	336	—	12,263	—	—	—	12,263	—	12,263
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(100)	(100)
Balances as of October 31, 2020	65,736	$70	$1,717,384	$(208,124)	$(93,875)	$(162,806)	$1,252,649	$18,200	$1,270,849

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804
Net income	—	—	—	—	1,576	—	1,576	2,185	3,761
Other comprehensive loss	—	—	—	—	—	(4,298)	(4,298)	(106)	(4,404)
Stock-based compensation - equity-classified awards	—	—	14,890	—	—	—	14,890	—	14,890
Common stock issued for stock awards and stock bonuses	448	—	—	—	—	—	—	—	—
Treasury stock acquired	(8)	—	—	(474)	—	—	(474)	—	(474)
Balances as of April 30, 2019	65,773	67	1,601,156	(58,072)	(132,698)	(149,523)	1,260,930	13,647	1,274,577
Net income	—	—	—	—	10,558	—	10,558	1,713	12,271
Other comprehensive loss	—	—	—	—	—	(25,674)	(25,674)	(51)	(25,725)
Stock-based-compensation- equity - classified awards	—	—	17,966	—	—	—	17,966	—	17,966
Common stock issued for stock awards and stock bonuses	998	1	9,543	—	—	—	9,544	—	9,544
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(655)	(655)
Balances as of July 31, 2019	66,771	68	1,628,665	(58,072)	(122,140)	(175,197)	1,273,324	14,654	1,287,978
Net income	—	—	—	—	11,681	—	11,681	1,302	12,983
Other comprehensive income	—	—	—	—	—	17,195	17,195	114	17,309
Stock-based compensation - equity - classified awards	—	—	16,614	—	—	—	16,614	—	16,614
Common stock issued for stock awards and stock bonuses	53	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(294)	(294)
Balances as of October 31, 2019	66,824	$68	$1,645,279	$(58,072)	$(110,459)	$(158,002)	$1,318,814	$15,776	$1,334,590

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$18,439	$29,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,458	67,880
Stock-based compensation, excluding cash-settled awards	51,538	56,164
Change in fair value of future tranche right	22,834	—
Amortization of discount on convertible notes	9,620	9,306
Non-cash losses (gains) on derivative financial instruments, net	522	(460)
Other, net	(2,519)	3,894
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	31,128	26,791
Contract assets	1,468	(2,175)
Inventories	(2,793)	(605)
Prepaid expenses and other assets	1,552	(109)
Accounts payable and accrued expenses	8,534	(10,161)
Contract liabilities	(60,306)	(29,598)
Other, net	4,356	(13,472)
Net cash provided by operating activities	157,831	136,470

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	—	(51,481)
Purchases of property and equipment	(20,596)	(28,388)
Purchases of investments	(142,153)	(31,760)
Maturities and sales of investments	58,210	49,994
Cash paid for capitalized software development costs	(8,740)	(12,431)
Change in restricted bank time deposits, and other investing activities, net	12,603	4,755
Net cash used in investing activities	(100,676)	(69,311)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and future tranche right, net of issuance costs	197,254	—
Proceeds from borrowings	155,000	—
Repayments of borrowings and other financing obligations	(205,447)	(4,671)
Payments to repurchase convertible notes	(13,032)	—
Payments of debt-related costs	(2,287)	(212)
Purchases of treasury stock	(36,836)	(474)
Preferred stock dividend payments	(1,589)	—
Distributions paid to noncontrolling interest	(749)	(949)
Payments of deferred purchase price and contingent consideration for business combinations (financing portion) and other financing activities	(13,241)	(27,975)
Net cash provided by (used in) financing activities	79,073	(34,281)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,093)	(1,251)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	134,135	31,627
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	411,657	412,699
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$545,792	$444,326

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$526,815	$412,838
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	15,459	23,778
Restricted cash and cash equivalents included in other assets	3,518	7,710
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$545,792	$444,326
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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry's strongest research and development (“R&D”) teams focused on actionable intelligence consisting of approximately 1,800 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics and automation.

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended October 31, 2020 and 2019, and the condensed consolidated balance sheet as of October 31, 2020, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2020 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2020. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of October 31, 2020 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended October 31, 2020, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

	Three Months Ended October 31, 2020			Three Months Ended October 31, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$54,196	$51,669	$105,865	$60,828	$55,503	$116,331
Service and support	161,026	61,310	222,336	157,108	51,428	208,536
Total revenue	$215,222	$112,979	$328,201	$217,936	$106,931	$324,867

Revenue by recurrence:
Recurring revenue	$150,233	$57,128	$207,361	$141,378	$47,498	$188,876
Nonrecurring revenue	64,989	55,851	120,840	76,558	59,433	135,991
Total revenue	$215,222	$112,979	$328,201	$217,936	$106,931	$324,867

	Nine Months Ended October 31, 2020			Nine Months Ended October 31, 2019
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
Revenue:
Product	$134,084	$145,141	$279,225	$169,298	$161,240	$330,538
Service and support	471,083	174,297	645,380	467,169	166,724	633,893
Total revenue	$605,167	$319,438	$924,605	$636,467	$327,964	$964,431

Recurring Revenue
Recurring revenue	$418,570	$164,817	$583,387	$394,068	$140,486	$534,554
Nonrecurring revenue	186,597	154,621	341,218	242,399	187,478	429,877
Total revenue	$605,167	$319,438	$924,605	$636,467	$327,964	$964,431

The following table provides a further disaggregation of revenue for our Customer Engagement segment.

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Customer Engagement revenue
Recurring revenue
Bundled SaaS revenue	$37,406	$30,107	$106,617	$84,519
Unbundled SaaS revenue	18,735	17,100	34,269	29,793
Optional managed services revenue	14,884	14,222	43,344	42,015
Total cloud revenue	71,025	61,429	184,230	156,327
Support revenue	79,208	79,949	234,340	237,741
Total recurring revenue	150,233	141,378	418,570	394,068
Nonrecurring revenue
Perpetual revenue	35,461	43,726	99,815	139,356
Professional services revenue	29,528	32,832	86,782	103,043
Total nonrecurring revenue	64,989	76,558	186,597	242,399
Total Customer Engagement revenue	$215,222	$217,936	$605,167	$636,467

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	October 31, 2020	January 31, 2020
Accounts receivable, net	$346,565	$382,435
Contract assets, net	$63,095	$64,961
Long-term contract assets (included in Other assets)	$15,591	$1,358
Contract liabilities	$334,843	$397,350
Long-term contract liabilities	$39,810	$40,565

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the nine months ended October 31, 2020 and 2019. There are two customers in our Cyber Intelligence segment that accounted for a combined $76.6 million and $51.7 million of our aggregated accounts receivable and contract assets at

October 31, 2020 and January 31, 2020, respectively. These amounts result from both direct and indirect contracts with governments outside of the U.S. which we believe present insignificant credit risk.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the nine months ended October 31, 2020 and 2019 from amounts included in contract liabilities at the beginning of each period was $324.1 million and $294.9 million, respectively.

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

The following table provides information about remaining performance obligations for each of our operating segments:

	October 31, 2020			January 31, 2020
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
RPO:
Expected to be recognized within 1 year	$350,805	$358,982	$709,787	$374,982	$356,677	$731,659
Expected to be recognized in more than 1 year	143,016	175,389	318,405	117,497	225,056	342,553
Total RPO	$493,821	$534,371	$1,028,192	$492,479	$581,733	$1,074,212

3.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$11,827	$12,983	$18,439	$29,015
Net income attributable to noncontrolling interests	1,652	1,302	5,784	5,200
Net income attributable to Verint Systems Inc.	10,175	11,681	12,655	23,815
Dividends on preferred stock	(2,658)	—	(5,142)	—
Net income attributable to Verint Systems Inc. for basic net income per common share	7,517	11,681	7,513	23,815
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$7,517	$11,681	$7,513	$23,815
Weighted-average shares outstanding:
Basic	65,571	66,799	64,973	66,181
Dilutive effect of employee equity award plans	663	643	1,027	1,271
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	66,234	67,442	66,000	67,452
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.11	$0.17	$0.12	$0.36
Diluted	$0.11	$0.17	$0.11	$0.35

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Common shares excluded from calculation:
Stock options and restricted stock-based awards	867	1,545	240	1,122
1.50% convertible senior notes	6,002	6,205	6,114	6,205
Warrants	6,205	6,205	6,205	6,205
Series A Preferred Stock	3,738	—	2,411	—

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

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2020 and January 31, 2020:

	October 31, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$396,730	$—	$—	$396,730
Money market funds	130,085	—	—	130,085
Total cash and cash equivalents	$526,815	$—	$—	$526,815

Short-term investments:
Bank time deposits	$104,454	$—	$—	$104,454
Total short-term investments	$104,454	$—	$—	$104,454

	January 31, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$379,057	$—	$—	$379,057
Money market funds	89	—	—	89
Total cash and cash equivalents	$379,146	$—	$—	$379,146

Short-term investments:
Bank time deposits	$20,215	$—	$—	$20,215
Total short-term investments	$20,215	$—	$—	$20,215

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the nine months ended October 31, 2020 and 2019, proceeds from maturities and sales of short-term investments were $58.2 million and $50.0 million, respectively.

5.    BUSINESS COMBINATIONS

Nine Months Ended October 31, 2020

We did not complete any business combinations during the nine months ended October 31, 2020.

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

The combined consideration for these business combinations was approximately $90.0 million, and consisted of (i) $76.2 million of combined cash paid at closings or shortly thereafter, partially offset by $2.4 million of cash acquired, resulting in net cash consideration at closing of $73.8 million; and (ii) the fair value of the contingent consideration arrangements described below of $15.3 million; offset by (iii) $1.5 million of other purchase price adjustments. For three of the business combinations, we agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $23.5 million, contingent upon the achievement of certain performance targets over periods extending through January 2022, the fair value of which was estimated to be $15.3 million at the acquisition date. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $51.0 million of goodwill associated with these business combinations, $39.1 million and $11.9 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively, and $15.7 million of which is deductible for income tax purposes.

Revenue and net income (loss) attributable to these acquisitions for the year ended January 31, 2020 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.2 million and $1.1 million for the three months ended October 31, 2020 and 2019, respectively, and $1.6 million and $4.2 million for the nine months ended October 31, 2020 and 2019, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed subsequent to October 31, 2019 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, goodwill, deferred income taxes, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2020 including adjustments identified subsequent to the valuation date, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$76,198
Fair value of contingent consideration	15,253
Other purchase price adjustments	(1,480)
Total purchase prices	$89,971

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$3,950
Other current assets, including cash acquired	14,511
Other assets	6,556
Current and other liabilities	(8,648)
Contract liabilities - current and long-term	(3,794)
Deferred income taxes	(4,061)
Net tangible assets	8,514
Identifiable intangible assets:
Customer relationships	13,299
Developed technology	14,443
Trademarks and trade names	1,367
Non-compete agreements	1,307
Total identifiable intangible assets	30,416
Goodwill	51,041
Total purchase prices allocation	$89,971

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

For the three months ended October 31, 2020 and 2019, we recorded benefits of $2.3 million and $0.3 million, respectively, and for the nine months ended October 31, 2020 and 2019, we recorded a benefit of $6.1 million and a charge of $0.1 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $18.1 million at October 31, 2020, of which $10.1 million was recorded within accrued expenses and other current liabilities, and $8.0 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $1.5 million and $6.0 million for the three months ended October 31, 2020 and 2019, respectively, and $18.9 million and $29.7 million for the nine months ended October 31, 2020 and 2019, respectively.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2020 and January 31, 2020:

	October 31, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$462,866	$(347,256)	$115,610
Acquired technology	293,471	(254,858)	38,613
Trade names	12,838	(8,873)	3,965
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(375)	932
Total intangible assets	$774,922	$(615,802)	$159,120

	January 31, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$465,130	$(328,069)	$137,061
Acquired technology	294,841	(241,585)	53,256
Trade names	12,957	(6,783)	6,174
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(34)	1,273
Total intangible assets	$778,675	$(580,911)	$197,764

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to assess whether a triggering event had occurred that would result in a potential impairment of our indefinite-lived intangible assets. Based on this assessment, we concluded that a triggering event has not occurred which would require further impairment testing to be performed.

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2020 and January 31, 2020:

	October 31,	January 31,
(in thousands)	2020	2020
Customer Engagement	$152,939	$189,896
Cyber Intelligence	6,181	7,868
Total	$159,120	$197,764

Total amortization expense recorded for acquisition-related intangible assets was $12.4 million and $13.7 million for the three months ended October 31, 2020 and 2019, respectively, and $37.5 million and $41.4 million for the nine months ended October 31, 2020 and 2019, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2021 (remainder of year)	$12,230
2022	46,268
2023	38,290
2024	28,120
2025	11,832
2026 and thereafter	22,380
Total	$159,120

Goodwill activity for the nine months ended October 31, 2020, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Nine Months Ended October 31, 2020:
Goodwill, gross, at January 31, 2020	$1,536,076	$1,367,111	$168,965
Accumulated impairment losses through January 31, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2020	1,469,211	1,311,068	158,143
Foreign currency translation and other	(5,060)	(4,513)	(547)
Business combinations, including adjustments to prior period acquisitions	300	—	300
Goodwill, net, at October 31, 2020	$1,464,451	$1,306,555	$157,896

Balance at October 31, 2020:
Goodwill, gross, at October 31, 2020	$1,531,316	$1,362,598	$168,718
Accumulated impairment losses through October 31, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at October 31, 2020	$1,464,451	$1,306,555	$157,896

We evaluated whether there has been a change in circumstances as of October 31, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future revenue, profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that will be involved in evaluating goodwill for potential impairment. Our reporting unit fair values may decline as a result of delayed or reduced demand for our products and services, driving lower revenue and operating income across our businesses. However, given the significant difference between the reporting unit fair values and their carrying values in the most recent quantitative analyses completed as of November 1, 2019, as well as expected long-term recovery within all reporting units, management does not believe that these events were severe enough to result in an impairment trigger. We will continue to monitor the environment to determine whether the impacts to our reporting units represent an event or change in circumstances that may trigger a need to assess for impairment.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2020 and January 31, 2020:

	October 31,	January 31,
(in thousands)	2020	2020
1.50% Convertible Senior Notes	$386,887	$400,000
June 2017 Term Loan	411,188	414,375
Borrowings under 2017 Revolving Credit Facility	—	45,000
Less: Unamortized debt discounts and issuance costs	(11,334)	(22,327)
Total debt	786,741	837,048
Less: current maturities	383,449	4,250
Long-term debt	$403,292	$832,798

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

The Notes are unsecured and are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods. If converted, we currently intend to pay cash in respect of the principal amount of the Notes. We currently expect to retire the Notes at or prior to maturity using our existing cash and/or with proceeds from the issuance of new notes or debt.

The Notes have a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represents an effective conversion price of approximately $64.46 per share of common stock. The conversion rate has not changed since issuance of the Notes, although throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.

On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the other specified conditions for conversion have been satisfied. As of October 31, 2020, the Notes were not convertible.

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

During the three months ended July 31, 2020, we repurchased $13.1 million principal amount of our Notes (the “Repurchased Notes”) in open market transactions for an aggregate of $13.0 million in cash. As a result, we recorded a debt extinguishment loss of $0.1 million, representing the difference between the fair value of the liability component and carrying value of the Repurchased Notes at the repurchase dates. The remaining cash payments were allocated to the reacquisition of the equity component of the Repurchased Notes and were recorded as a charge to additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.0 million at October 31, 2020, inclusive of a $0.2 million reduction resulting from the repurchases during this period.

As of October 31, 2020, the carrying value of the debt component was $378.5 million, which is net of unamortized debt discount and issuance costs of $7.7 million and $0.7 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.31% at October 31, 2020. If all Notes outstanding at October 31, 2020 were converted, it would result in the issuance of approximately 6,002,000 shares of common stock.

Based on the closing market price of our common stock on October 31, 2020, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

As the Notes are due June 1, 2021, they are classified as current maturities of long-term debt on our condensed consolidated balance sheet as of October 31, 2020.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2020, we had not purchased any shares of our common stock under the Note Hedges.

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

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2020, no Warrants had been exercised and all Warrants remained outstanding.

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

On June 8, 2020, we entered into a second amendment to the 2017 Credit Agreement (the “2020 Amendment”). Pursuant to the 2020 Amendment, we are permitted to effect the previously announced Spin-Off of our Cyber Intelligence business within the parameters set forth in the 2017 Credit Agreement, as amended, and our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. We currently expect to retire the Notes at or prior to maturity using our existing cash and/or with proceeds from the issuance of new notes or debt.

As of October 31, 2020, the interest rate on the 2017 Term Loan was 2.14%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.34% at October 31, 2020. As of January 31, 2020, the interest rate on 2017 Term Loan was 3.85%.

During the three months ended October 31, 2020, we repaid in full the $200.0 million of borrowings then outstanding under the 2017 Revolving Credit Facility using available cash on hand. For borrowings under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). In addition, we are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio.

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

Future Principal Payments on Term Loan

As of October 31, 2020, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2021 (remainder of year)	$1,063
2022	4,250
2023	4,250
2024	4,250
2025	397,375
Total	$411,188

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,450	$1,500	$4,436	$4,500
Amortization of debt discount	3,220	3,143	9,620	9,306
Amortization of deferred debt issuance costs	303	296	907	877
Total Interest Expense - 1.50% Convertible Senior Notes	$4,973	$4,939	$14,963	$14,683

Borrowings under Credit Agreements:
Interest expense at contractual rates	$2,790	$4,435	$10,766	$13,810
Impact of interest rate swap reclassified from accumulated other comprehensive loss	1,356	261	3,068	261
Amortization of debt discounts	18	17	55	50
Amortization of deferred debt issuance costs	497	396	1,327	1,171
Total Interest Expense - Borrowings under Credit Agreements	$4,661	$5,109	$15,216	$15,292

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss will be reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occur. Please refer to Note 13, “Derivative Financial Instruments” for a more detailed discussion of our interest rate swap agreement.

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2020 and January 31, 2020:

	October 31,	January 31,
(in thousands)	2020	2020
Raw materials	$9,864	$9,628
Work-in-process	5,797	4,749
Finished goods	6,087	6,118
Total inventories	$21,748	$20,495

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Foreign currency (losses) gains, net	$(1,998)	$1,531	$(2,220)	$1,119
(Losses) gains on derivative financial instruments, net	(1,072)	(268)	(522)	460
Change in fair value of future tranche right	(9,224)	—	(22,834)	—
Other, net	3,732	(181)	2,573	(378)
Total other (expense) income, net	$(8,562)	$1,082	$(23,003)	$1,201

Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” for additional information regarding the future tranche right.

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended October 31,
(in thousands)	2020	2019
Cash paid for interest	$18,141	$15,618
Cash payments of income taxes, net	$16,609	$20,286
Cash payments for operating leases	$21,990	$20,654
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations, including measurement period adjustments	$—	$5,200
Finance leases of property and equipment	$841	$377
Accrued but unpaid purchases of property and equipment	$3,918	$3,899
Inventory transfers to property and equipment	$646	$595

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

For the three and nine months ended October 31, 2020, we paid $1.6 million of preferred stock dividends, which were declared during the three months ended July 31, 2020, and had $2.7 million and $3.6 million, respectively, of cumulative undeclared and unpaid preferred stock dividends. We reflected $2.7 million and $5.2 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net income attributable to Verint Systems Inc. commons shares, for the three and nine months ended October 31, 2020, respectively. As of October 31, 2020, we had no accrued dividends.

Conversion

The Series A Preferred Stock is convertible into Common stock at the election of the holder, subject to certain conditions including conditions associated with the Spin-Off, at an initial conversion price of $53.50 per share. Assuming completion of the Spin-Off, the Series A Preferred Stock will not participate in the Spin-Off distribution of the shares of the company holding our Cyber Intelligence Solutions business, and instead, the conversion price of the Series A Preferred Stock will be adjusted based on the ratio of the trading prices of the two post-Spin-Off companies over a short period following the Spin-Off, subject to a collar. As of October 31, 2020, the maximum number of shares of Common Stock that could be required to be issued upon conversion of the outstanding shares of Series A Preferred Stock was 3.7 million shares.

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

At any time after the 102-month anniversary of the Series A Closing Date or upon the occurrence of a change of control triggering event (as set forth in the Series A Certificate of Designation), the holders of the Series A Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Series A Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of Series A Preferred Stock, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Series A Preferred Stock has been classified as mezzanine equity on our condensed consolidated balance sheet as of October 31, 2020, separate from permanent equity, as the potential required repurchase of the Series A Preferred Stock, however remote in likelihood, is not solely under our control.

As of October 31, 2020, the Series A Preferred Stock is not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Series A Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Series A Preferred Stock to its current redemption amount, which was its liquidation preference, at October 31, 2020 plus accrued and unpaid dividends. As of October 31, 2020, the stated value of the Series A Preferred Stock liquidation preference was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock were $3.6 million.

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

At October 31, 2020, the fair value of the Future Tranche Right was a liability of $19.5 million, driven primarily by changes in our stock price and declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period. We recorded non-cash charges of $9.2 million and $22.8 million related to the change in fair value of the Future Tranche Right for the three and nine months ended October 31, 2020, respectively, within other (expense) income, net. The Future Tranche Right will be remeasured at each reporting period until the redemption feature is exercised in connection with the sale and issuance of the Series B Preferred Stock. The $19.5 million fair value of the Future Tranche Right is included within accrued expenses and other liabilities on our condensed consolidated balance sheet at October 31, 2020. Please refer to Note 12, “Fair Value Measurements” for additional information regarding valuations of the Future Tranche Right.

10.    STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the nine months ended October 31, 2020 and 2019. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Stock Repurchase Program

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. We made $34.0 million in repurchases under the program during the nine months ended October 31, 2020 and $116.1 million of repurchases during the year ended January 31, 2020. Due to the uncertainty surrounding the impact of the COVID-19 pandemic, we will consider further repurchases under the stock repurchase program based on economic and market conditions as they evolve.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards.

During the nine months ended October 31, 2020, we repurchased approximately 613,000 shares of treasury stock for a cost of $34.0 million under the share repurchase program described above. During the nine months ended October 31, 2019, we repurchased approximately 8,000 shares of treasury stock for a cost of $0.5 million to facilitate income tax withholding and payment requirements upon vesting of equity awards.

At October 31, 2020, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million. At January 31, 2020, we held approximately 3,791,000 shares of treasury stock with a cost of $174.1 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the nine months ended October 31, 2020:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2020	$626	$(10,528)	$(141,963)	$(151,865)
Other comprehensive income (loss) before reclassifications	230	(5,928)	(7,444)	(13,142)
Amounts reclassified out of accumulated other comprehensive income (loss)	200	(2,401)	—	(2,201)
Net other comprehensive income (loss)	30	(3,527)	(7,444)	(10,941)
Accumulated other comprehensive income (loss) at October 31, 2020	$656	$(14,055)	$(149,407)	$(162,806)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and nine months ended October 31, 2020 and 2019 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$13	$38	$12	$(34)	Cost of product revenue
	19	47	17	(37)	Cost of service and support revenue
	136	271	130	(201)	Research and development, net
	75	186	71	(125)	Selling, general and administrative
	243	542	230	(397)	Total, before income taxes
	(32)	(55)	(30)	39	(Provision) benefit from income taxes
	$211	$487	$200	$(358)	Total, net of income taxes

Interest rate swap agreement	$(1,356)	$(261)	$(3,067)	$(261)	Interest expense
	(1,356)	(261)	(3,067)	(261)	Total, before income taxes
	294	58	666	58	Benefit from income taxes
	$(1,062)	$(203)	$(2,401)	$(203)	Total, net of income taxes

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2020, we recorded an income tax provision of $8.2 million on pre-tax income of $20.0 million, which represented an effective income tax rate of 40.8%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, and a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance, offset by lower statutory rates in several foreign jurisdictions and the favorable impact of recently issued regulations.

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

For the nine months ended October 31, 2020, we recorded an income tax provision of $16.5 million on pre-tax income of $34.9 million, which represented an effective income tax rate of 47.2%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance, offset by lower statutory rates in several foreign jurisdictions and the favorable impact of recently issued regulations.

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

We had unrecognized income tax benefits of $93.6 million and $91.3 million (excluding interest and penalties) as of October 31, 2020 and January 31, 2020, respectively. The accrued liability for interest and penalties was $3.1 million and $2.9 million at October 31, 2020 and January 31, 2020, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. As of October 31, 2020 and January 31, 2020, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $93.6 million and $91.3 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at October 31, 2020 could decrease by approximately $1.4 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2020 and January 31, 2020:

	October 31, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$130,085	$—	$—
Foreign currency forward contracts	—	1,059	—
Contingent consideration receivable	—	—	587
Total assets	$130,085	$1,059	$587
Liabilities:
Foreign currency forward contracts	$—	$367	$—
Interest rate swap agreement	—	18,744	—
Future tranche right	—	—	19,460
Contingent consideration - business combinations	—	—	18,102
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,200
Total liabilities	$—	$19,111	$40,762

	January 31, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$89	$—	$—
Foreign currency forward contracts	—	812	—
Contingent consideration receivable	—	—	738
Total assets	$89	$812	$738
Liabilities:
Foreign currency forward contracts	$—	$132	$—
Interest rate swap agreements	—	13,501	—
Contingent consideration - business combinations	—	—	42,875
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,900
Total liabilities	$—	$13,633	$45,775

On May 7, 2020, we issued a total of 200,000 shares of our Series A Preferred Stock, and upon completion of the Spin-Off, we will issue up to 200,000 shares of Series B Preferred Stock, subject to certain conditions. Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the preferred stock investment. The Future Tranche Right associated with the Series A Preferred Stock was initially recorded as an asset, as the purchase price of the Series B Preferred Stock was greater than its estimated value at the expected settlement date. As of October 31, 2020, the Future Tranche Right was recorded as a liability as the purchase price of the Series B Preferred Stock was less than its estimated value at the expected settlement date, and is included in accrued expenses and other liabilities on our condensed consolidated balance sheet. Due to the nature of and inputs in the model used to assess the fair value of the Future Tranche Right as described further below, we may experience significant fluctuations in its fair value during each remeasurement period.

The following table presents the changes in the estimated fair value of the Future Tranche Right measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2020.

	Nine Months Ended October 31,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$—	$—
Fair value of future tranche right upon issuance of the Series A Preferred Stock	3,374	—
Change in fair values, recorded in other (expense) income, net	(22,834)	—
Fair value measurement at end of period	$(19,460)	$—

In January 2020, we completed the sale of an insignificant subsidiary in our Customer Engagement segment. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our consolidated balance sheet. The estimated fair value of this asset as of October 31, 2020, which is measured using Level 3 inputs, was $0.6 million. We received payments of $0.1 million, and the change in the estimated fair value of this contingent receivable was not material, during the nine months ended October 31, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended October 31,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$42,875	$61,340
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	—	5,200
Changes in fair values, recorded in operating expenses	(6,060)	62
Payments of contingent consideration	(18,900)	(29,712)
Foreign currency translation and other	187	(34)
Fair value measurement at end of period	$18,102	$36,856

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended October 31,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$2,900	$3,000
Change in fair value, recorded in operating expenses	300	50
Fair value measurement at end of period	$3,200	$3,050

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2020 and 2019.

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

Significant inputs and assumptions used in the valuation model as of the issuance date, May 7, 2020, and October 31, 2020 are as follows:

	October 31,	May 7,
	2020	2020
Risk-free interest rate for preferred stock	1.64%	1.31%
Implied credit spread	7.78%	10.78%
Expected volatility	30.00%	30.00%
Verint common stock price	$48.52	$45.44

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

Contingent Consideration Asset or Liability - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 0.4% to 5.1%, with a weighted average discount rate of 3.1%, in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2020. We utilized discount rates ranging from 2.1% to 4.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2020. We utilized discount rates ranging from 4.3% to 4.9%, with a weighted average discount rate of 4.6%, in our calculation of the estimated fair value of our contingent consideration asset as of October 31, 2020 and January 31, 2020.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 9.0% in our calculation of the estimated fair value of the option as of October 31, 2020 and January 31, 2020.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $405 million and $417 million at October 31, 2020 and January 31, 2020, respectively. The estimated fair value of our revolving credit borrowings at January 31, 2020 was $45 million. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of October 31, 2020 and January 31, 2020 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings is based upon indicative market values provided by one of our lenders.

The estimated fair values of our Notes were approximately $388 million and $438 million at October 31, 2020 and January 31, 2020, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of October 31, 2020, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $6.8 million, of which $4.0 million was remeasured to fair value based on an observable transaction during the nine months ended October 31, 2020. These investments are included within other assets on the condensed consolidated balance sheets. An unrealized gain of $3.2 million, which adjusted the carrying value of a noncontrolling equity investment, and a realized gain of $0.6 million upon the receipt of proceeds related to the partial sale of the same equity investment during the period was recorded in other income (expense), net on the condensed consolidated statement of operations for the three and nine months ended October 31, 2020.

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

We held outstanding foreign currency forward contracts with notional amounts of $66.0 million and $89.0 million as of October 31, 2020 and January 31, 2020, respectively.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2020 and January 31, 2020 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2020	2020
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$980	$710
Not designated as hedging instruments	Prepaid expenses and other current assets	79	102
Total derivative assets		$1,059	$812

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$226	$16
Not designated as hedging instruments	Accrued expenses and other current liabilities	141	116
Interest rate swap agreement:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	—	2,060
Designated as a cash flow hedge	Other liabilities	—	11,441
Not designated as a hedging instrument	Accrued expenses and other current liabilities	4,165	—
Not designated as a hedging instrument	Other liabilities	14,579	—
Total derivative liabilities		$19,111	$13,633

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and nine months ended October 31, 2020 and 2019 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(307)	$(960)	$287	$1,019
Interest rate swap agreement	—	(2,759)	(7,535)	(9,317)
	$(307)	$(3,719)	$(7,248)	$(8,298)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$243	$542	$230	$(397)
Interest rate swap agreement	(1,356)	(261)	(3,067)	(261)
	$(1,113)	$281	$(2,837)	$(658)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the $0.7 million of net unrealized gains recorded in our accumulated other comprehensive loss at October 31, 2020 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. Approximately $3.3 million of the $14.1 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at October 31, 2020 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2020 and 2019 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense), net	$(123)	$(268)	290	$508
Interest rate swap agreement	Other income (expense), net	(949)	—	(812)	(48)
		$(1,072)	$(268)	$(522)	$460

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue - product	$367	$424	$1,087	$1,246
Cost of revenue - service and support	1,953	1,342	3,938	3,958
Research and development, net	2,900	2,988	8,192	8,925
Selling, general and administrative	14,787	13,805	38,371	42,084
Total stock-based compensation expense	$20,007	$18,559	$51,588	$56,213

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Restricted stock units and restricted stock awards	$15,733	$16,615	$44,182	$49,471
Stock bonus program and bonus share program	4,238	1,944	7,356	6,693
Total equity-settled awards	19,971	18,559	51,538	56,164
Phantom stock units (cash-settled awards)	36	—	50	49
Total stock-based compensation expense	$20,007	$18,559	$51,588	$56,213

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended October 31,
	2020		2019
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,736	$52.53	2,777	$41.05
Granted	1,936	$46.79	1,600	$60.54
Released	(1,577)	$47.68	(1,402)	$40.52
Forfeited	(220)	$53.11	(184)	$44.52
Ending balance	2,875	$51.28	2,791	$52.41

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

Further details appear below under “Stock Bonus Program” and “Bonus Share Program”.

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2020, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the nine months ended October 31, 2020 and 2019 (these amounts are already included in the Award Activity Table above for 2020 and 2019):

	Nine Months Ended October 31,
(in thousands)	2020	2019
Beginning balance	526	512
Granted	381	286
Released	(233)	(245)
Forfeited	(32)	(31)
Ending balance	642	522

Excluding PSUs, we granted 1,555,000 RSUs during the nine months ended October 31, 2020.

As of October 31, 2020, there was approximately $104.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.

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

For bonuses in respect of the year ended January 31, 2020, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, under the stock bonus program. We issued 32,000 shares under the stock bonus program for the performance period ended January 31, 2020 during the three months ended October 31, 2020.

The following table summarizes activity under the stock bonus program during the nine months ended October 31, 2020 and 2019 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Nine Months Ended October 31,
(in thousands)	2020	2019
Shares in lieu of cash bonus - granted and released (not included in Award Activity Table above)	32	97
Shares in respect of discount (included in Award Activity Table above):
Granted	—	16
Released	—	13

For bonuses in respect of the year ending January 31, 2021, our board of directors has approved the use of up to 200,000 shares of common stock, and a discount of 15%, for awards under this program.

Bonus Share Program

Under our bonus share program, we may provide discretionary bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature.

For bonuses in respect of the year ended January 31, 2020, our board of directors approved the use of up to 305,000 shares of common stock under the bonus share program, reduced by any shares issued under the stock bonus program in respect of the same performance period. We issued 272,000 shares under the bonus share program for the performance period ended January 31, 2020 during the three months ended October 31, 2020.

For bonuses in respect of the year ending January 31, 2021, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the same performance period (the maximum number of shares issuable under the stock bonus program and the bonus share program collectively for the performance period ending January 31, 2021 will not exceed 300,000).

The combined accrued liabilities for the stock bonus program and the bonus share program were $10.5 million and $17.3 million at October 31, 2020 and January 31, 2020, respectively.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three and nine months ended October 31, 2020 and 2019 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Revenue:
Customer Engagement
Segment revenue	$217,449	$224,149	$613,722	$658,440
Revenue adjustments	(2,227)	(6,213)	(8,555)	(21,973)
	215,222	217,936	605,167	636,467
Cyber Intelligence
Segment revenue	113,671	106,931	322,460	328,115
Revenue adjustments	(692)	—	(3,022)	(151)
	112,979	106,931	319,438	327,964
Total revenue	$328,201	$324,867	$924,605	$964,431

Segment contribution:
Customer Engagement	$92,537	$91,788	$248,636	$249,394
Cyber Intelligence	38,896	28,000	99,535	86,861
Total segment contribution	131,433	119,788	348,171	336,255

Reconciliation of segment contribution to operating income:
Revenue adjustments	2,919	6,213	11,577	22,124
Shared support expenses	44,564	45,350	128,727	133,620
Amortization of acquired intangible assets	12,376	13,746	37,536	41,392
Stock-based compensation	20,007	18,559	51,588	56,213
Acquisition, integration, restructuring, and other unallocated expenses	13,826	6,103	32,511	23,346
Total reconciling items, net	93,692	89,971	261,939	276,695
Operating income	$37,741	$29,817	$86,232	$59,560

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

We expect to incur significant costs in connection with the planned separation of our Cyber Intelligence Solutions business. The costs include developing stand-alone Cyber Intelligence Solutions information systems and related IT costs, third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the planned Spin-Off. We capitalized $6.6 million of these costs and expensed $28.7 million during the nine months ended October 31, 2020. We have capitalized $10.6 million and expensed $34.0 million of separation related costs since commencing in the year ended January 31, 2020. The expense portion is primarily reflected in selling, general and administrative expenses.

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

During the nine months ended October 31, 2020, revenue in both of our operating segments was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we have seen a reduction or delay in large customer contracts, particularly on-premises arrangements, and we have in most cases been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We continued to experience high recurring revenue renewal rates during this fiscal year and our visibility for the near term has improved compared to earlier in the year. Notwithstanding our strong recurring renewal rates and our improved visibility, our ability to predict how the pandemic will impact our results in future periods is limited, including the extent to which customers may delay or miss payments, customers may defer, reduce, or refrain from placing orders or renew subscriptions or support arrangements, or to which travel restrictions and site access restrictions may remain necessary.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, we have implemented several cost-reduction actions of varying durations. Such actions have included, but are not limited to, reducing our discretionary spending, substantially decreasing capital expenditures, extending days payable outstanding, considering the optimal uses of our cash and other capital resources, including with respect to our stock repurchase program, and reducing workforce-related costs. Some of the COVID-19 cost reduction actions referred to periodically within this Management’s Discussion and Analysis of Financial Condition and Results of Operations were temporary in nature and are complete, and the associated cost savings did not extend beyond July 31, 2020. Other cost reduction actions are still in place and may also be rescinded at some point, depending upon our ongoing assessment of business conditions and other factors, while other cost reduction actions are expected to be permanent in nature. Where we have resumed investments or other spending, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve. We continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity and financial results cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the nine months ended October 31, 2020. However, we plan to defer the timing of employer payroll taxes and accelerate the refund of AMT credits as permitted by the CARES Act.

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

Our Actionable Intelligence leadership is powered by innovative, enterprise-class software built with artificial intelligence, analytics, automation, and deep domain expertise established by working closely with some of the most sophisticated and forward-thinking organizations in the world. We believe we have one of the industry’s strongest R&D teams focused on actionable intelligence consisting of approximately 1,800 professionals. Our innovative solutions are backed-up by a strong IP portfolio with over 1,000 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics, and automation.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2020.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$328,201	$324,867	$924,605	$964,431
Operating income	$37,741	$29,817	$86,232	$59,560
Net income attributable to Verint Systems Inc. common shares	$7,517	$11,681	$7,513	$23,815
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.11	$0.17	$0.12	$0.36
Diluted	$0.11	$0.17	$0.11	$0.35

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Our revenue increased approximately $3.3 million, or 1%, to $328.2 million in the three months ended October 31, 2020 from $324.9 million in the three months ended October 31, 2019. The increase consisted of a $13.8 million increase in service and support revenue, partially offset by a $10.5 million decrease in product revenue. In our Cyber Intelligence segment, revenue increased approximately $6.1 million, or 6%, from $106.9 million in the three months ended October 31, 2019 to $113.0 million in the three months ended October 31, 2020. The increase consisted of a $9.9 million increase in service and support revenue, partially offset by a $3.8 million decrease in product revenue. In our Customer Engagement segment, revenue decreased approximately $2.7 million, or 1%, from $217.9 million in the three months ended October 31, 2019 to $215.2 million in the three months ended October 31, 2020. The decrease consisted of a $6.6 million decrease in product revenue, partially offset by a $3.9 million increase in service and support revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 52%, 30%, and 18% of our total revenue, respectively, in the three months ended October 31, 2020, compared to approximately 54%, 27%, and 19%, respectively, in the three months ended October 31, 2019. Further details of changes in revenue are provided below.

We reported operating income of $37.7 million in the three months ended October 31, 2020 compared to operating income of $29.8 million in the three months ended October 31, 2019. The increase in operating income was primarily due to a $13.4 million increase in gross profit, from $211.6 million to $225.0 million, partially offset by a $5.5 million increase in operating expenses, from $181.8 million to $187.3 million. The increase in operating expenses consisted of a $3.4 million increase in net research and development expenses, a $1.8 million increase in selling, general and administrative expenses and a $0.3 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $7.5 million, and diluted net income per common share was $0.11, in the three months ended October 31, 2020 compared to net income attributable to Verint Systems Inc. common shares of $11.7 million, and diluted net income per common share of $0.17, in the three months ended October 31, 2019. The decrease in income attributable to Verint Systems Inc. common shares in the three months ended October 31, 2020 was primarily due to a $10.1 million increase in total other expense, net primarily due to the change in fair value of the Future Tranche Right issued in connection with our preferred stock, a $2.7 million increase in dividends on preferred stock, and a $0.3 million increase in net income attributable to our noncontrolling interests, partially offset by a $7.9 million increase in operating income as described above, and a $1.0 million decrease in provision for income taxes. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended October 31, 2020 to average exchange rates for the three months ended October 31, 2019, the U.S. dollar weakened relative to the euro, British pound sterling, our Israeli shekel rate (hedged and unhedged), and Australian dollar, resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended October 31, 2020, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2019, our revenue would have been approximately $3.0 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $3.6 million lower, which would have resulted in a $0.6 million increase in our operating income.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Our revenue decreased approximately $39.8 million, or 4%, to $924.6 million in the nine months ended October 31, 2020 from $964.4 million in the nine months ended October 31, 2019. The decrease consisted of a $51.3 million decrease in product revenue partially offset by a $11.5 million increase in service and support revenue. In our Customer Engagement segment, revenue decreased approximately $31.2 million, or 5%, from $636.4 million in the nine months ended October 31, 2019 to $605.2 million in the nine months ended October 31, 2020. The decrease consisted of a $35.2 million decrease in product revenue, partially offset by a $4.0 million increase in service and support revenue. In our Cyber Intelligence segment, revenue decreased approximately $8.6 million, or 3%, from $328.0 million in the nine months ended October 31, 2019 to $319.4 million in the nine months ended October 31, 2020. The decrease consisted of a $16.1 million decrease in product revenue, partially offset by a $7.5 million increase in service and support revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and in APAC regions represented approximately 52%, 27%, and 21% of our total revenue, respectively, in the nine months ended October 31, 2020, compared to approximately 53%, 28% and 19%, respectively, in the nine months ended October 31, 2019. Further details of changes in revenue are provided below.

We reported operating income of $86.2 million in the nine months ended October 31, 2020, compared to operating income of $59.6 million in the nine months ended October 31, 2019. The increase in operating income was primarily due to a $26.2 million decrease in operating expenses, from $561.0 million to $534.8 million, and a $0.4 million increase in gross profit. The decrease in operating expenses consisted of a $29.2 million decrease in selling, general and administrative expenses, partially offset by a $1.9 million increase in net research and development expenses, and a $1.1 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $7.5 million and diluted net income per common share was $0.11 in the nine months ended October 31, 2020 compared to net income attributable to Verint Systems Inc. common shares of $23.8 million, and a net income per common share of $0.35, in the nine months ended October 31, 2019. The decrease in income attributable to Verint Systems Inc. common shares in the nine months ended October 31, 2020 was primarily due to a $26.9 million increase in total other expense, net primarily due the change in fair value of the Future Tranche Right issued in connection with our preferred stock, a $10.4 million increase in provision for income taxes, a $5.1 million increase in dividends on preferred stock and a $0.5 million increase in net income attributable to our noncontrolling interests, partially offset by a $26.6 million increase in operating income described above. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the nine months ended October 31, 2020 to average exchange rates for the nine months ended October 31, 2019, the U.S. dollar strengthened relative to the Brazilian real, Singapore dollar, and Australian dollar and weakened against the euro and our Israeli shekel rate (hedged and unhedged), resulting in an overall decrease in our revenue and cost of revenue, and an increase in operating expenses on a U.S. dollar-denominated basis. For the nine months ended October 31, 2020, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2019, our revenue would have been approximately $2.9 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $0.3 million lower, which would have resulted in a $3.2 million increase in our operating income.

As of October 31, 2020, we employed approximately 6,200 professionals, including part-time employees and certain contractors, as compared to approximately 6,400 at October 31, 2019.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Customer Engagement	$215,222	$217,936	(1)%	$605,167	$636,467	(5)%
Cyber Intelligence	112,979	106,931	6%	319,438	327,964	(3)%
Total revenue	$328,201	$324,867	1%	$924,605	$964,431	(4)%

Customer Engagement Segment

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Customer Engagement revenue decreased approximately $2.7 million, or 1%, from $217.9 million in the three months ended October 31, 2019 to $215.2 million in the three months ended October 31, 2020. The decrease consisted of a $6.6 million decrease in product revenue, partially offset by a $3.9 million increase in service and support revenue. The decrease in product revenue was primarily due to delayed purchasing decisions on large contracts, particularly on-premises arrangements, due to COVID-19 and a shift in spending by our customers towards our cloud solutions. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions, partially offset by a decrease in implementation revenue due to COVID-19 and related containment measures, including customer facility closures and travel restrictions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Customer Engagement revenue decreased approximately $31.2 million, or 5%, from $636.4 million in the nine months ended October 31, 2019 to $605.2 million in the nine months ended October 31, 2020. The decrease consisted mainly of a $35.2 million decrease in product revenue, partially offset by a $4.0 million increase in service and support revenue. The decrease in product revenue was primarily driven by delayed purchasing decisions on large contracts, particularly on-premises arrangements, and reduced spending by customers, both due to COVID-19 and a shift in spending by our customers towards our cloud solutions. Our product revenue can fluctuate from period to period, as some large contracts can represent a significant share of our product revenue for a given period. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions, partially offset by a decrease in implementation revenue due to COVID-19 and related containment measures, including customer facility closures and travel restrictions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Cyber Intelligence Segment

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Cyber Intelligence revenue increased approximately $6.1 million, or 6% from $106.9 million in the three months ended October 31, 2019 to $113.0 million in the three months ended October 31, 2020. The increase consisted of a $9.9 million increase in service and support revenue, partially offset by a $3.8 million decrease in product revenue. The increase in services and support revenue was primarily due to an increase in support revenue from existing customers, an increase in SaaS revenue and an increase in professional services revenue including progress realized during the current period on long-term projects for which revenue is recognized over time using the percentage-of-completion (“POC”) method. The decrease in product revenue was primarily due to a decrease in product deliveries due to delays attributed to the continued impact of COVID-19, as our customers shifted their attention to addressing operational challenges associated with the pandemic partially offset by an increase in our software subscription revenue.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Cyber Intelligence revenue decreased approximately $8.6 million, or 3%, from $328.0 million in the nine months ended October 31, 2019 to $319.4 million in the nine months ended October 31, 2020. The decrease consisted of a $16.1 million decrease in product revenue partially offset by a $7.5 million increase in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries due to delays attributed to the impact of COVID-19, as our customers shifted their attention to addressing operational challenges associated with the pandemic and a decrease in progress realized during the current period on long-term projects for which revenue is recognized over time using the POC method. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in SaaS revenue partially offset by a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the POC method and a decrease in deployment services due to COVID-19 restrictions.

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

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Product revenue	$105,865	$116,331	(9)%	$279,225	$330,538	(16)%
Service and support revenue	222,336	208,536	7%	645,380	633,893	2%
Total revenue	$328,201	$324,867	1%	$924,605	$964,431	(4)%

Product Revenue

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Product revenue decreased approximately $10.4 million, or 9%, from $116.3 million for the three months ended October 31, 2019 to $105.9 million for the three months ended October 31, 2020, resulting from a $6.6 million decrease in our Customer Engagement segment and a $3.8 million decrease in our Cyber Intelligence segment.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Product revenue decreased approximately $51.3 million, or 16%, from $330.5 million for the nine months ended October 31, 2019 to $279.2 million for the nine months ended October 31, 2020, resulting from a $35.2 million decrease in our Customer Engagement segment and a $16.1 million decrease in our Cyber Intelligence segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Service and support revenue increased approximately $13.8 million, or 7%, from $208.5 million for the three months ended October 31, 2019 to $222.3 million for the three months ended October 31, 2020. This increase was the result of a $9.9 million increase in our Cyber Intelligence segment and a $3.9 million increase in our Customer Engagement segment.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Service and support revenue increased approximately $11.5 million, or 2%, from $633.9 million for the nine months ended October 31, 2019 to $645.4 million for the nine months ended October 31, 2020. This increase was a result of a $7.6 million increase in our Cyber Intelligence segment and a $3.9 million increase in our Customer Engagement segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Cost of product revenue	$21,972	$30,533	(28)%	$67,938	$88,077	(23)%
Cost of service and support revenue	76,961	76,771	—%	222,383	237,562	(6)%
Amortization of acquired technology	4,270	5,968	(28)%	13,307	18,262	(27)%
Total cost of revenue	$103,203	$113,272	(9)%	$303,628	$343,901	(12)%

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

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Cost of product revenue decreased approximately $8.5 million, or 28%, from $30.5 million in the three months ended October 31, 2019 to $22.0 million in the three months ended October 31, 2020, due to decreased cost of product revenue in our Cyber Intelligence segment, driven primarily by a reduction in the amount of pass-through hardware reselling costs, a decrease in employee compensation costs due to reallocating existing resources from custom development work to more generic R&D activities and a decrease in subcontractor costs resulting from prior investments to further productize our portfolio. Our overall product gross margins increased to 79% in the three months ended October 31, 2020 from 74% in the three months ended October 31, 2019. Product gross margins in our Cyber Intelligence segment increased from 64% in the three months ended October 31, 2019 to 78% in the three months ended October 31, 2020, primarily due to a favorable change in product mix, as a result of an increase in software only transactions during the current period and a decrease in product customization work that is not considered a separate performance obligation driven by recent and ongoing investments to productize our portfolio. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold. Product gross margins in our Customer Engagement segment decreased from 86% in the three months ended October 31, 2019 to 83% in the three months ended October 31, 2020, primarily due to lower sales volume due to COVID-19, which resulted in revenue decreasing at a faster rate than product costs, including software amortization costs.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Cost of product revenue decreased approximately $20.2 million, or 23%, from $88.1 million in the nine months ended October 31, 2019 to $67.9 million in the nine months ended October 31, 2020, primarily due to a decreased cost of product revenue in our Cyber Intelligence segment, and to a lesser extent, in our Customer Engagement segment, driven primarily by a corresponding decrease in product revenue as discussed above, cost reduction initiatives we implemented related to COVID-19, including reducing employee costs and travel expenses, and a decrease in Cyber Intelligence subcontractor costs resulting from prior investments to further productize our portfolio. Our overall product gross margins increased to 76% in the nine months ended October 31, 2020 from 73% in the nine months ended October 31, 2019. Product gross margins in our Cyber Intelligence segment increased from 65% in the nine months ended October 31, 2019 to 72% in the nine months ended October 31, 2020, primarily due to a favorable change in product mix, as a result of an increase in software only transactions during the current period, temporary cost reduction initiatives we implemented related to COVID-19, and a decrease in product customization work that is not considered a separate performance obligation driven by recent and ongoing investments to productize our portfolio. Cyber Intelligence product margins are subject to considerable fluctuation from period to period, based on the product mix sold. Product gross margins in our Customer Engagement segment decreased from 85% in the nine months ended October 31, 2019 to 82% in the nine months ended October 31, 2020, primarily due to lower sales volume due to COVID-19, which resulted in revenue decreasing at a faster rate than product costs, including software amortization costs.

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

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Cost of service and support revenue increased approximately $0.2 million, from $76.8 million in the three months ended October 31, 2019 to $77.0 million in the three months ended October 31, 2020. The increase was driven primarily by an increase in data center and cloud costs associated with the increase in cloud revenue and an increase in employee compensation and related expenses, partially offset by a decrease in travel costs as a result of cost reduction initiatives related to COVID-19. Our overall service and support gross margins increased from 63% in the three months ended October 31, 2019 to 65% in the three months ended October 31, 2020, primarily due to temporary COVID-19 cost containment measures that we implemented.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Cost of service and support revenue decreased approximately $15.2 million, or 6%, from $237.6 million in the nine months ended October 31, 2019 to $222.4 million in the nine months ended October 31, 2020. The decrease was primarily due to a decrease in travel costs and employee compensation expenses as a result of cost reduction initiatives related to COVID-19, partially offset by an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margins increased from 63% in the nine months ended October 31, 2019 to 66% in the nine months ended October 31, 2020, primarily due to temporary COVID-19 cost containment measures that we implemented.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Amortization of acquired technology decreased approximately $1.7 million, or 28%, from $6.0 million in the three months ended October 31, 2019 to $4.3 million in the three months ended October 31, 2020. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Amortization of acquired technology decreased approximately $5.0 million, or 27%, from $18.3 million in the nine months ended October 31, 2019 to $13.3 million in the nine months ended October 31, 2020. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology-based intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Research and development, net	$61,067	$57,694	6%	$175,375	$173,548	1%

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Research and development, net increased approximately $3.4 million, or 6%, from $57.7 million in the three months ended October 31, 2019 to $61.1 million in the three months ended October 31, 2020. This increase was primarily attributable to a $2.5 million increase in employee compensation and related expenses and a $2.3 million reduction in capitalized software development costs, partially offset by cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $0.9 million decrease in contractor costs and a $0.7 million decrease in travel related expenses.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Research and development, net increased approximately $1.9 million, or 1%, from $173.5 million in the nine months ended October 31, 2019 to $175.4 million in the nine months ended October 31, 2020. The increase was primarily due to a $3.9 million increase in employee compensation and related expenses and a $1.0 million reduction in capitalized software development costs, partially offset by cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $1.9 million decrease in travel related expenses and a $1.1 million decrease in contractor costs. Certain R&D costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter.

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

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Selling, general and administrative	$118,084	$116,306	2%	$335,141	$364,292	(8)%

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Selling, general and administrative expenses increased approximately $1.8 million, or 2%, from $116.3 million in the three months ended October 31, 2019 to $118.1 million in the three months ended October 31, 2020. This increase was primarily attributable to a $12.6 million increase in expenses related to the planned separation of our businesses (as discussed in “Overview” above) and a $1.0 million increase in stock-based compensation expense, partially offset by cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $5.2 million decrease in travel related costs, a $2.8 million decrease in contractors used for corporate support activities, and a $2.3 million decrease in employee compensation related expenses. Selling, general, and administrative expenses were also impacted by a $2.0 million decrease due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.3 million in the three months ended October 31, 2019 to a net benefit of $2.3 million during the three months ended October 31, 2020, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Selling, general and administrative expenses decreased approximately $29.2 million, or 8%, from $364.3 million in the nine months ended October 31, 2019 to $335.1 million in the nine months ended October 31, 2020. This decrease was primarily attributable to cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $15.1 million decrease in travel related costs, a $10.6 million decrease in employee compensation related expenses, a $6.6 million decrease in marketing related expenses due to the cancellation of certain sales and marketing events and trade shows, a $5.7 million decrease in contractors used for corporate support activities, and a $2.0 million decrease in facility expenses as a result of the majority of our workforce working from home. Certain selling, general and administrative costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter. Additionally, professional fees decreased by $7.8 million due to a shareholder proxy contest that impacted the nine months ended October 31, 2019 and stock-based compensation decreased by $3.7 million primarily due to a change in the timing of the annual employee grant. Selling, general, and administrative expenses were also impacted by a $6.2 million decrease due to the change in the fair value of our obligations under contingent consideration arrangements, from a net expense of $0.1 million in the nine months ended October 31, 2019 to a net benefit of $6.1 million during the nine months ended October 31, 2020, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. These decreases were partially offset by a $26.7 million increase in expenses related to the planned separation of our businesses (as discussed in “Overview” above) and by a $3.6 million increase in depreciation expense on fixed assets used for general administration purposes.

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

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Amortization of other acquired intangible assets	$8,106	$7,778	4%	$24,229	$23,130	5%

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Amortization of other acquired intangible assets increased approximately $0.3 million, or 4%, from $7.8 million in the three months ended October 31, 2019 to $8.1 million in the three months ended October 31, 2020. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Amortization of other acquired intangible assets increased approximately $1.1 million, or 5%, from $23.1 million in the nine months ended October 31, 2019 to $24.2 million in the nine months ended October 31, 2020. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Interest income	$536	$1,404	(62)%	$2,392	$4,517	(47)%
Interest expense	(9,731)	(10,102)	(4)%	(30,692)	(30,143)	2%
Other income (expense):
Foreign currency (losses) gains, net	(1,998)	1,531	*	(2,220)	1,119	*
(Losses) gains on derivatives	(1,072)	(268)	*	(522)	460	*
Fair value change in future tranche right	(9,224)	—	*	(22,834)	—	*
Other, net	3,732	(181)	*	2,573	(378)	*
Total other (expense) income, net	(8,562)	1,082	*	(23,003)	1,201	*
Total other expense, net	$(17,757)	$(7,616)	133%	$(51,303)	$(24,425)	110%

* Percentage is not meaningful.

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Total other expense, net, increased by $10.2 million from $7.6 million in the three months ended October 31, 2019 to $17.8 million in the three months ended October 31, 2020.

Interest income decreased from $1.4 million in the three months ended October 31, 2019 to $0.5 million in the three months ended October 31, 2020 primarily due to a decrease in average interest rates, partially offset by interest earned on higher cash balances.

Interest expense decreased from $10.1 million in the three months ended October 31, 2019 to $9.7 million in the three months ended October 31, 2020 due to lower interest rates on outstanding borrowings.

We recorded $2.0 million of net foreign currency losses in the three months ended October 31, 2020 compared to $1.5 million of net foreign currency gains in the three months ended October 31, 2019. Our foreign currency losses in the current period resulted primarily from the strengthening of the U.S dollar against certain foreign currencies from July 31, 2020 to October 31, 2020, mainly the Brazilian real.

In the three months ended October 31, 2020, there were net losses on derivative financial instruments (not designated as hedging instruments) of $1.1 million, compared to net losses of $0.3 million on such instruments for the three months ended October 31, 2019. The net losses in the current period are primarily the result of the recognition of an unrealized loss associated with our interest rate swap contract, and to a lesser extent, losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

During the three months ended October 31, 2020, we recorded a non-cash Future Tranche Right revaluation loss of $9.2 million. The non-cash charge for the period relates to the change in fair value of the Future Tranche Right (right to purchase Series B Preferred Stock by the Apax Investor at a future date), associated with the Future Tranche Right issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to changes in our stock price during the period. Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

We recorded $3.7 million of other, net income in the three months ended October 31, 2020 compared to $0.2 million of other, net expenses in the three months ended October 31, 2019. The other, net income in the current period is primarily due to the recognition of a $3.2 million unrealized gain from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period and a $0.6 million realized gain recognized upon the receipt of proceeds related to the partial sale of the same equity investment during the period, partially offset by other expenses.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Total other expense, net, increased by $26.9 million from $24.4 million in the nine months ended October 31, 2019 to $51.3 million in the nine months ended October 31, 2020.

Interest income decreased from $4.5 million in the nine months ended October 31, 2019 to $2.4 million in the nine months ended October 31, 2020 primarily due to a decrease in average interest rates, partially offset by interest earned on higher cash balances.

Interest expense increased from $30.1 million in the nine months ended October 31, 2019 to $30.7 million in the nine months ended October 31, 2020 primarily due to an increase in borrowing under our revolving credit facility, which were repaid in full during the period, partially offset by lower interest rates. Further discussion of our outstanding borrowings appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $2.2 million of net foreign currency losses in the nine months ended October 31, 2020 compared to $1.1 million of net foreign currency gains in the nine months ended October 31, 2019. Our foreign currency gains and losses are primarily the result of the fluctuation of the value of the U.S. dollar relative to other foreign currencies, mainly the euro, Israeli shekel, Brazilian real and British pound sterling.

In the nine months ended October 31, 2020, there were net losses on derivative financial instruments of $0.5 million, compared to net gains of $0.5 million on such instruments for the nine months ended October 31, 2019. The net losses in the current period are primarily the result of an unrealized loss associated with our interest rate swap contract, partially offset by gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

During the nine months ended October 31, 2020, we recorded a non-cash Future Tranche Right revaluation loss of $22.8 million. The non-cash charge for the period relates to the change in fair value of the Future Tranche Right (right to purchase Series B Preferred Stock by the Apax Investor at a future date), associated with the Future Tranche Right issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to changes in our stock price and the declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period.

We recorded $2.6 million of other, net income in the nine months ended October 31, 2020 compared to $0.4 million of other, net expenses in the nine months ended October 31, 2019. The other, net income in the current period is due primarily to a $3.2 million unrealized gain from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period and a $0.6 million realized gain recognized upon the receipt of proceeds related to the partial sale of the same equity investment during the period, partially offset by fees in connection with our second amendment to the 2017 Credit Agreement. Further discussion of the second amendment to the 2017 Credit Agreement appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Provision for Income Taxes

The following table sets forth our provision from income taxes for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2020	2019	2020-2019	2020	2019	2020-2019
Provision for income taxes	$8,157	$9,218	(12)%	$16,490	$6,120	169%

Three Months Ended October 31, 2020 compared to Three Months Ended October 31, 2019. Our effective income tax rate was 40.8% for the three months ended October 31, 2020, compared to an effective income tax rate of 41.5% for the three months ended October 31, 2019.

For the three months ended October 31, 2020, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance, offset by lower statutory rates in several foreign jurisdictions and the favorable impact of recently issued regulations. The result was an income tax provision of $8.2 million on pre-tax income of $20.0 million, which represented an effective income tax rate of 40.8%.

For the three months ended October 31, 2019, the income tax rate no longer reflects a limitation of the tax benefit for U.S. losses due to a valuation allowance. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and limitations on certain tax deductions, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $9.2 million on pre-tax income of $22.2 million, which represented an effective income tax rate of 41.5%.

Nine Months Ended October 31, 2020 compared to Nine Months Ended October 31, 2019. Our effective income tax rate was 47.2% for the nine months ended October 31, 2020, compared to an effective income tax rate of 17.4% for the nine months ended October 31, 2019. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance, offset by lower statutory rates in several foreign jurisdictions and the favorable impact of recently issued regulations. The result was an income tax provision of $16.5 million on pre-tax income of $34.9 million, which represented an effective income tax rate of 47.2%.

For the nine months ended October 31, 2019, the income tax rate no longer reflects a limitation of the tax benefit for U.S. losses due to a valuation allowance. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a net tax benefit of $6.7 million recorded in relation to changes in unrecognized income tax benefits and other items as a result of an audit settlement in a foreign jurisdiction and the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $6.1 million on pre-tax income of $35.1 million, which represented an effective income tax rate of 17.4%. Excluding the income tax benefit attributable to the audit settlement, the result was an income tax provision of $12.8 million and an effective tax rate of 36.5%.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investor Agreement, dated as of December 4, 2019, the Apax Investor initially purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020, with an initial conversion price of $53.50. The initial conversion price represents a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. Assuming completion of the Spin-Off described above, the Series A Preferred Stock will not participate in the Spin-Off distribution of the shares of the company holding the Company’s Cyber Intelligence Solutions business, and instead, the conversion price will be adjusted based on the ratio of the trading prices of the two companies over a short period following the Spin-Off, subject to a collar. Shortly following the Spin-Off, the Apax Investor will purchase, subject to certain conditions, up to $200.0 million of Series B convertible preferred stock (“Series B Preferred Stock”) in the Company, as the entity holding the Customer Engagement Solutions business. The Series B Preferred Stock will be convertible at a conversion price that is 100% of the average of the volume-weighted average price per share of the common stock for the 20 consecutive trading days immediately following the consummation of the Spin-Off, subject to a collar on the minimum and maximum enterprise value of the Company post consummation of the Spin-Off. Following the closing of the Series A Preferred Stock investment, Apax’s ownership in us on an as-converted basis is approximately 5.5%. Following completion of the Spin-Off and assuming the issuance of the Series B Preferred Stock, Apax’s ownership in us on an as-converted basis will be between 11.5% and 15%. The convertible preferred stock will pay dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A Preferred Stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of preferred stock. During the three months ended October 31, 2020, we used the proceeds from the initial Apax investment to repay outstanding indebtedness, including borrowings under our revolving credit facility, which were used to fund a portion of our stock repurchase program (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 9, “Convertible Preferred Stock”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $74 million of net cash expended for business acquisitions during the year ended January 31, 2020. There were no business acquisitions during the nine months ended October 31, 2020.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $469.0 million and $426.6 million as of October 31, 2020 and January 31, 2020, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $22.0 million and $26.3 million, at October 31, 2020 and January 31, 2020, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of October 31, 2020 and withholding taxes of approximately $15.0 million accrued as of October 31, 2020, with respect to certain identified cash that may be repatriated to the U.S., we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2020 and January 31, 2020:

	October 31,	January 31,
(in thousands)	2020	2020
Cash and cash equivalents	$526,815	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	24,223	43,860
Short-term investments	104,454	20,215
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$655,492	$443,221
Total debt, including current portions	$786,741	$837,048

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the convertible preferred stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and our current stock repurchase program. Due to the uncertainty surrounding the impact of the COVID-19 pandemic, we will consider further repurchases under the stock repurchase program based on economic and market conditions as they evolve.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended October 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$157,831	$136,470
Net cash used in investing activities	(100,676)	(69,311)
Net cash provided by (used in) financing activities	79,073	(34,281)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,093)	(1,251)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$134,135	$31,627

Our operating activities generated $157.8 million of cash during the nine months ended October 31, 2020, which was offset by $21.6 million of net cash used in combined investing and financing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $157.8 million of net cash during the nine months ended October 31, 2020, compared to $136.5 million generated during the nine months ended October 31, 2019. Our increased operating cash flow in the current period was primarily due to $1.2 million of lower combined interest and net income tax payments, a $2.2 million decrease in the non-financing portion of payments under contingent consideration arrangements, a favorable impact on operating cash flow from changes in operating assets and liabilities and the net effect of non-cash items, as compared to the prior period, partially offset by lower net income.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2020, our investing activities used $100.7 million of net cash, including $83.9 million of net purchases of short-term investments and $29.3 million of payments for property, equipment and capitalized software development costs, partially offset by $12.6 million of net cash provided by other investing activities, consisting primarily of a net decrease in restricted bank time deposits, proceeds from insurance recoveries, proceeds from the sale of a noncontrolling equity investment, and settlements of derivative instruments during the period. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the nine months ended October 31, 2019, our investing activities used $69.3 million of net cash, including $51.5 million of net cash utilized for business acquisitions and $40.8 million of payments for property, equipment, and capitalized software development costs, partially offset by $18.2 million of net sales and maturities of short-term investments and $4.8 million of net cash provided by other investing activities, consisting primarily of settlements of derivative instruments and a net decrease in restricted bank time deposits during the period. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

We had no significant commitments for capital expenditures at October 31, 2020.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended October 31, 2020, our financing activities generated $79.1 million of net cash, primarily due to $197.3 million of net proceeds from the issuance of preferred stock and a $155.0 million increase in borrowings under our revolving credit facility, partially offset by $205.4 million of repayments of borrowings and other financing obligations, $36.8 million of payments to repurchase treasury stock, $13.0 million of payments to repurchase $13.1 million principal amount of our convertible notes, $13.3 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.3 million paid for debt-related costs, $1.6 million of payments of Series A Convertible Preferred Stock dividends, and $0.7 million of distributions to a noncontrolling shareholder of one of our subsidiaries.

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

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. During the nine months ended October 31, 2020, we acquired approximately 613,000 shares of treasury stock at a cost of $34.0 million under this program. During the year ended January 31, 2020, we acquired approximately 2,119,000 shares of treasury stock at a cost of $116.1 million under this program, of which $2.8 million was settled in cash in February 2020.

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

The Notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described below. If converted, we currently intend to pay cash in respect of the principal amount of the Notes. We currently expect to retire the Notes at or prior to maturity using our existing cash and/or with proceeds from the issuance of new notes or debt.

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

During the nine months ended October 31, 2020, we repurchased $13.1 million principal amount of our Notes in open market transactions for an aggregate of $13.0 million in cash. As a result, the outstanding principal of the Notes was $386.9 million at October 31, 2020 and would result in the issuance of approximately 6,002,000 shares of common stock if all of the outstanding Notes were converted.

As of October 31, 2020, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2020, we had not purchased any shares of our common stock under the Note Hedges.

The Note repurchases executed during the nine months ended October 31, 2020 described above did not change the number of common shares subject to the Note Hedges. However, since a Note conversion is a prerequisite to exercising the call right under the Note Hedges, the number of common shares subject to call under the Note Hedges was effectively reduced since the repurchased Notes can no longer be converted.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2020, no Warrants had been exercised and all Warrants remained outstanding.

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

On June 8, 2020, we entered into a second amendment to the 2017 Credit Agreement (the “2020 Amendment”). Pursuant to the 2020 Amendment, we are permitted to effect the previously announced Spin-Off of our Cyber Intelligence business within the parameters set forth in the 2017 Credit Agreement, as amended, and our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. We currently expect to retire the Notes at or prior to maturity using our existing cash and/or with proceeds from the issuance of new notes or debt.

For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Leverage Ratio. During the six months ended July 31, 2020, we increased borrowings under our revolving credit facility by $155.0 million to a total of $200.0 million, the proceeds of which were used to fund a portion of our stock repurchase program or for general corporate purposes. During the three months ended October 31, 2020, we repaid the $200.0 million of borrowings in full using cash on hand.

As of October 31, 2020, the interest rate on the 2017 Term Loan was 2.14%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.34% at October 31, 2020. As of January 31, 2020, the interest rate on the 2017 Term Loan was 3.85%.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At October 31, 2020, our Leverage Ratio was approximately 1.9 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

For the nine months ended October 31, 2020, we made $18.9 million of payments under contingent consideration arrangements. As of October 31, 2020, potential future cash payments, and earned consideration expected to be paid, subsequent to October 31, 2020 under contingent consideration arrangements total $100.4 million, the estimated fair value of which was $18.1 million, including $10.1 million reported in accrued expenses and other current liabilities, and $8.0 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of October 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2020 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and the market risk that is created by the global market disruptions and uncertainties resulting from COVID-19, we believe that our market risk profile did not materially change during the nine months ended October 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2020. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. Notwithstanding the loosening of these restrictions in certain countries in certain periods since the onset of the pandemic, the global spread of COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. We are continuously monitoring and assessing the impact of the COVID-19 pandemic, including recommendations and orders issued by government and public health authorities in countries where we operate.

During the nine months ended October 31, 2020, revenue in both of our operating segments was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we have seen a reduction or delay in large customer contracts, particularly on-premises arrangements, and in many cases, we have been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. Our ability to predict how the pandemic will impact our results in future periods is limited, including the extent to which customers may delay or miss payments, customers may defer, reduce, or refrain from placing orders or renew subscriptions or support arrangements, or to which travel restrictions and site access restrictions may remain necessary.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, we have implemented several cost-reduction actions of varying durations, some of which remain in place and some of which have concluded. Such actions have included, but are not limited to, reducing our discretionary spending, substantially decreasing capital expenditures, extending days payable outstanding, considering the optimal uses of our cash and other capital resources, including with respect to our stock repurchase program, and reducing workforce-related costs. These actions may have an adverse impact on us, particularly if they remain in place for an extended period. Where we have resumed investments or other spending, these actions may need to be reassessed based on the facts and circumstances surrounding the pandemic as they evolve. We continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity and financial results cannot be predicted at this time.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we may repurchase up to $300 million of common stock over the period ending on February 1, 2021. There were no share repurchases made under this share repurchase program during the three months ended October 31, 2020.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended October 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2020:

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

Verint Systems Inc.

December 9, 2020	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)