Form 10-K
period 2021-01-31
VERINT SYSTEMS INC
filed 2021-03-31
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2020) was approximately $2,908,529,000.

There were 65,786,509 shares of the registrant’s common stock outstanding on March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions.

There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, but are not limited to, those described below under “Risk Factor Summary” as well as other risks, uncertainties, assumptions, and factors described in this Annual Report on Form 10-K, including under Part I, Item 1A “Risk Factors”, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and described from time to time in our filings with the Securities and Exchange Commission (the “SEC”). All of our forward-looking statements are qualified in their entirety by these factors.

There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements other than as required by law. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws. Forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements.

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that may affect our business, results of operations, and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A. “Risk Factors”. These risks include, among others, the following:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, political unrest, armed conflicts, natural disasters, or outbreaks of disease, such as the COVID-19 pandemic, as well as the resulting impact on information technology spending by enterprises or government customers, on our business;
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
•risks associated with our ability to keep pace with technological advances and challenges and evolving industry standards; to adapt to changing market potential from area to area within our markets; and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer challenges and needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;
•risks due to aggressive competition in all of our markets, including with respect to maintaining revenue, margins, and sufficient levels of investment in our business and operations, and competitors with greater resources than we have;

•risks relating to our ability to properly manage investments in our business and operations, execute on grown or strategic initiatives, and enhance our existing operations and infrastructure, including the proper prioritization and allocation of limited financial and other resources;
•risks associated with our ability to identify suitable targets for acquisition or investment or successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with valuations, reputational considerations, capital constraints, costs and expenses, maintaining profitability levels, expansion into new areas, management distraction, post-acquisition integration activities, and potential asset impairments;
•challenges associated with selling sophisticated solutions, including with respect to longer sales cycles, more complex sales processes, and assisting customers in understanding and realizing the benefits of our solutions, as well as with developing, offering, implementing, and maintaining a broad solution portfolio;
•challenges associated with our cloud transition, including increased importance of subscription renewal rates, and risk of increased variability in our period to period results based on the mix, terms, and timing of our transactions;
•risks that we may be unable to maintain, expand, and enable our relationships with partners as part of our growth strategy;
•risks associated with our reliance on third-party suppliers, partners, or original equipment manufacturers (“OEMs”) for certain components, products, or services, including companies that may compete with us or work with our competitors, as well as cloud hosting providers;
•risks associated with our ability to retain, recruit, and train qualified personnel in regions in which we operate, including in new markets and growth areas we may enter;
•risks associated with our significant international operations, exposure to regions subject to political or economic instability, fluctuations in foreign exchange rates, and challenges associated with a significant portion of our cash being held overseas;
•risks associated with a significant part of our business coming from government contracts and associated procurement processes;
•risks associated with complex and changing domestic and foreign regulatory environments, including, among others, with respect to data privacy and protection, government contracts, anti-corruption, trade compliance, tax, and labor matters, relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers;
•risks associated with the mishandling or perceived mishandling of sensitive or confidential information and data, including personally identifiable information or other information that may belong to our customers or other third parties, including in connection with our SaaS or other hosted or managed services offerings or when we are asked to perform service or support;
•risks that our solutions or services, or those of third-party suppliers, partners, or OEMs which we use in or with our offerings or otherwise rely on, including third-party hosting platforms, may contain defects, develop operational problems, or be vulnerable to cyber-attacks;
•risk of security vulnerabilities or lapses, including cyber-attacks, information technology system breaches, failures, or disruptions;
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
•risks associated with the issuance of preferred stock to an affiliate of Apax Partners, including with respect to completion of the second tranche of the investment and Apax’s significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and
•risks associated with the recently completed spin-off of our Cyber Intelligence Solutions business, including the possibility that the spin-off transaction does not achieve the benefits anticipated, does not qualify as a tax-free transaction, or exposes us to unexpected claims or liabilities.

PART I

Item 1. Business

Our Company

Verint® Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships.

Brands today are challenged by new workforce dynamics, ever-expanding customer engagement channels and exponentially more consumer interactions – all with limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates an Engagement Capacity Gap™, which is widening as digital transformation continues. Organizations are increasingly seeking technology to close this gap, solutions that are based on artificial intelligence (AI) and analytics to automate workflows across enterprise silos to optimize the workforce expense and at the same time to drive an elevated consumer experience.

Verint is uniquely positioned to help organizations close the capacity gap with our differentiated Verint Cloud Platform.

Verint is headquartered in Melville, New York, and has more than 40 offices worldwide. We have approximately 4,300 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Background

We were incorporated in Delaware in February 1994 and completed our initial public offering in May 2002.

On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), whose business and operations consisted of our former Cyber Intelligence Solutions business (the “Cognyte Business”), into an independent public company. For additional information regarding Cognyte and the Cognyte Business, see “The Cognyte Spin-Off” below.

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

Market Opportunity and Trends

We believe there are three main market trends that are benefiting Verint today: the acceleration of digital transformation across the enterprise, the widening of the Engagement Capacity Gap as brands need to elevate customer experiences with fixed resources and budgets, and the ongoing adoption of cloud and AI in our industry.

•Digital Transformation is Accelerating. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. The breadth of customer touchpoints, the rapid growth in digital interactions, and the emergence of the new workforce – with humans and bots working together – are creating demand for new solutions.

•The Engagement Capacity Gap is Widening. Brands are seeking to differentiate themselves by providing consumers with a strong brand experience. But they cannot afford to do so by hiring more people. With the exponential growth in digital journeys and more demanding consumer expectations, organizations require more resources, but hiring more knowledge workers and further increasing workforce expenses is often not a sustainable solution. This creates an Engagement Capacity Gap, and as the digital transformation accelerates, the gap is widening. Brands are looking for new technology and solutions to help close the Engagement Capacity Gap.

•The Market is Shifting Rapidly to Cloud-Based, AI-Driven Solutions. To effectively address the Engagement Capacity Gap, brands are seeking open, cloud-based solutions to break down silos and facilitate the sharing of data across enterprise functions. Brands also are seeking to leverage AI and other advanced data analytic tools to reduce manual work, increase workforce efficiency, and manage the new workforce of humans and bots.

We estimated our total addressable market (“TAM”) to be approximately $65 billion and growing at approximately 10% per year. Approximately $30 billion of this TAM is derived from customer engagement software for contact center use cases, and the other $35 billion is derived from other use cases across other parts of the enterprise outside of the contact center with customer touch points. We estimated our TAM using data from the U.S. Bureau of Labor Statistics, McGee Smith Analytics, Pelorus Associates, Gartner, and Company estimates for the number of customer engagement employees and the amount of software investment that is spent on average per employee per year.

Our Strategy

We offer our customers and partners an open and modular cloud platform, strong AI and analytics capabilities, and significant customer engagement domain expertise developed over two decades of working closely with thousands of customers across many industries and global operations. Our strategy is to capitalize on the trends described above by:

•Helping Brands with Their Digital Transformation. Brands are investing in digital transformation across many areas, including customer engagement. Our strategy is to help them successfully adopt digital technology to evolve and enhance their customer engagement activities and achieve strategic objectives.

•Connecting Work, Data, and Experiences to Close the Engagement Capacity Gap. Our open cloud platform enables organizations to connect work, data, and experiences across the enterprise to close the Engagement Capacity Gap. It enables organizations to connect work performed by humans and bots across enterprise functions. It enables organizations to leverage interaction data across silos regardless of channel type or modality. And it enables organizations to capture experiences and derive insights that can improve operational efficiency and elevate customer experience.

•Delivering an Open, Modular Cloud Platform and Innovative AI and Analytical Applications. Our cloud platform is highly open and modular allowing customers to turn on applications based on their specific strategic priorities. Embedded in the platform is our Verint Da Vinci AI and Analytics™ - state-of-the-art machine learning, natural language processing, and deep learning algorithms. Our strategy is to increase the use of artificial intelligence and analytics technologies across our portfolio to further help organizations close the Engagement Capacity Gap.

•Expanding our Partner Network by Being Partner Friendly. We are expanding our relationships with existing partners and adding new partners. As part of our partner friendly strategy, we provide our partners with tools, enablement and support to make them successful. We believe we are increasingly becoming the partner of choice, and our partner strategy is a growth driver for Verint.

Our Solutions

The Verint Cloud Platform offers a broad set of applications that fall into three solution areas: Future of Work, Experience Management, and Engagement Data Management.

Future of Work

Our Future of Work applications help brands manage their customer engagement work and their modern workforce across the enterprise – empowering a workforce of humans and bots, enabling connected work across all silos, and driving real-time work actions. Within this solution area, we offer applications for the following purposes:

•Forecasting & Scheduling: Understand the work needed to meet and exceed customer expectations, determine the optimal resourcing strategy to address it with employees and automation, and provide staff across all customer touchpoints with flexible scheduling options for balancing work and personal needs.

•Quality & Compliance: Use automation and analytics to make customer interactions across both attended and self-service channels more pleasant, productive, and secure, while empowering employees with the skills they need to deliver outstanding service.

•Interaction Insights: Extract insights from structured and unstructured customer interactions and activities across the enterprise to drive strategy, productivity, customer loyalty, and revenue.

•Real-Time Work: Support in-the-moment workforce activities with workflows, guidance, assistance, and automation to enhance customer experiences, workforce engagement, and compliance, while reducing operating costs.

•Self-Service: Connect customers and employees with the information, resources, and support they need, when they need it, across voice and digital channels for improved experiences, business-changing insights, and rapid return on investment.

•Case Management: Improve employee efficiency, time to resolution, compliance, and customer satisfaction with workflows and automation that simplify and expedite case handling. Provide seamless customer experiences across email, messaging, chat, and secure messaging.

•Knowledge Management: Help agents deliver stellar service with tools for accessing content across the organization, delivering consistent, compliant answers, and achieving compliance with regulations and processes.

Experience Management

The Experience Management applications help brands collect and analyze customer experience data across all customer journeys - including direct, indirect, and inferred experiences - across digital, contact center, and location touchpoints. With a complete and unified view of the customer experience, brands are empowered with insights and actions to improve engagement from every level of the organization. Within this solution area, we offer applications for the following purposes:

•Digital Experience: Monitor customer-initiated feedback via web and mobile channels throughout the digital customer journey in real time.

•Enterprise Experience: Capture experience data across all channels and unify feedback throughout the organization while eliminating “feedback fatigue” and improving response rates.

•Interaction Experience: Use dynamic, voice surveys following a contact center interaction to understand and improve the effectiveness of people, products, and processes.

•Predictive Experience: Listen and act on customer and employee experiences with models and scientific rigor to predict future behavior and prioritize the best, most effective ways to improve engagements.

Engagement Data Management

The Engagement Data Management applications help brands unify and normalize their data across any customer touchpoint into a single view at scale and provide customers with open access to their data. Within this solution area, we offer applications for the following purposes:

•Data Management: To simplify interaction data management, configurable workflows are available to help organizations manage and audit retention and access. Open APIs and adapters allow organizations to freely export data to feed a data lake, or other applications.

•Enrichment: Use analytics tools to enrich the data and make it easier to unlock the value in the data.

•Compliance: Interaction data storage, access, retention, and compliance in one place to make it easier to enforce the requirements of PCI, HIPAA, GDPR, CCPA, and other regulations.

Verint Cloud Platform

The Verint Cloud Platform is designed with native cloud architecture that is open and is powered by Verint Da Vinci AI and Analytics™.

•Native Cloud Architecture: With a native cloud architecture, the Verint Cloud Platform was designed for multicloud support, capable of running in leading cloud infrastructure environments. The native cloud architecture accelerates innovation by standardizing our approach to microservice container architectures and fully automated development operations to speed development while improving reliability and security.

•Open Imperative: The shift to cloud, the explosion in AI, and the growth of the API economy have dramatically changed customer and partner expectations regarding what they need from their core technology vendors. The days of the single vendor with a closed ecosystem are long gone. Verint’s open platform is more than the technology alone – it includes the tools needed to foster a rich partner and customer ecosystem around our applications. These tools include: (1) a marketplace where Verint and partner components are made available to accelerate time to value with downloadable extensions and (2) a developer portal where customers can engage directly with the Verint technical community. Our APIs are available to test, with code samples, developer sandboxes, downloadable test clients, education, and discussion forums.

•Verint Da Vinci AI and Analytics™: Verint has been well known for its leading AI and analytics capabilities for many years. We have now packaged these capabilities into what we call Verint Da Vinci AI and Analytics and have embedded it natively in the Verint Cloud Platform. Verint’s Da Vinci services are delivered through the Verint Cloud Platform and used by our applications to infuse AI across the Verint portfolio. These services use state of the art machine learning, natural language processing, and deep learning algorithms honed on our unique data set. Verint Da Vinci represents over two decades of research into optimizing customer engagement.

In addition to the Verint Cloud Platform, Verint continues to develop and enhance its Workforce Engagement (WFE) Premises Platform. Customers running the Premises Platform may choose to keep their applications on premises, while adding applications from the Verint Cloud Platform. They can also choose to convert to the Verint Cloud Platform when they are ready to move their applications to the cloud. Verint is committed to providing our customers with choice and flexibility when it comes to deploying solutions on premises or in the cloud. We can help our customers evolve customer engagement at their own pace, while protecting their existing investments with minimal disruption to their operations.

Our Customers

Our customer engagement solutions are used by approximately 10,000 organizations in 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as small to medium sized business (SMB) organizations. Excluding the Cognyte Business, in the year ended January 31, 2021, we derived approximately 69%, 21%, and 10% of our revenue from sales to customers in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively, with no single customer accounting for or exceeding 10% of our revenue.

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

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our indirect channels. Our indirect channels address large and midsize customers, but also sell to smaller customers. Our direct sales teams and indirect channels are supported by business consultants, solutions specialists, and presales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements.

Customer Success

We help our customers achieve success and maximize their return on investment in our solutions through a range of services.

Cloud Operations. We deploy our cloud applications in multiple cloud environments. We provide our customers with service-level commitments with respect to uptime and support.

Managed Services. We offer a range of managed services that are recurring in nature and can be delivered in conjunction with Verint’s technology or on a standalone basis and help build strong relationships with our customers.

Implementation. Configurations, commissioning, integrations, and other implementation work can be performed by us, our authorized partners, or by end customers themselves.

Training. Training programs are designed for customers and to certify our partners. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely online.

Consulting. We and our partners offer customers help to maximize the value of our solutions including business strategy, process excellence, performance management, and project and program management.

Support. We offer a range of support plans to our customers and partners, designed to help ensure long-term successful use of our solutions.

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive R&D activities. Our research and development team, which is comprised of data scientists, PhDs and other technical experts, have deep software expertise, particularly related to artificial intelligence, data aggregation and curation, predictive analytics, specialized language and vocabulary, and several other key areas that support our strategic initiatives. In addition to the development of new solutions and the addition of capabilities to existing solutions, our R&D activities include quality assurance and advanced technical support for our customer services organization. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, Hungary, and Indonesia.

To support our research and development efforts, we make significant investments in R&D every year. We have a well-defined roadmap to introduce new features and functionality that we believe will further enhance the value of our solutions to our customers. We allocate our R&D resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers which may create significant exposure for us” under Item 1A of this report.

Third-Party Suppliers

For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us” under Item 1A of this report for a discussion of risks associated with our suppliers.

Human Capital

At Verint, we are committed to conducting our business in an ethical manner and to creating value for all of our stakeholders: customers and partners, employees and shareholders, the communities in which we work, and the global community at large.

As of January 31, 2021, excluding the Cognyte Business, we employed approximately 4,300 professionals, including certain contractors, with approximately 47%, 32%, and 21% of our employees and contractors located in the Americas, EMEA (including Israel), and APAC, respectively. We consider our relationship with our employees to be good and a critical factor in our success.

Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or trade unions, or are automatically entitled to severance or other benefits mandated under local laws.

Culture and Values

Verint is built on five core values that shape the way we do business with our customers, our partners, and each other. They express the company we want Verint to be — from the people we hire to the way we design our products — and they guide us in the decisions we make every day. Our five core values are:

•The integrity to do what’s right
•The innovation to create leading solutions for real-world challenges
•The transparency that fuels mutual trust and productive, collaborative working relationships
•The humility to view our successes as milestones in our journey, and our mistakes as opportunities for improvement
•A passion for making our customers and partners successful

These values embody the spirit of Verint and form the foundation for our objectives of superior solutions, unparalleled service, and an unwavering commitment to customer success.

Diversity and Inclusion

We embrace differences and work to cultivate an inclusive organization. We believe in providing a supportive environment and opportunities for all of our employees to develop and advance. We support diverse groups in the workplace, with equal terms of employment, professional opportunities, and benefits. We recognize differences in family composition and our U.S. benefit plans provide options for employees in diverse family circumstances including domestic partner benefits, adoption assistance, and fertility assistance. We track and report on our global diversity results to our board of directors. For the year ended January 31, 2021, our gender composition increased slightly, as did our minority versus non-minority employee composition, for the combined company, and after giving effect to the Spin-Off, we increased the number of women within our business leadership team by 5% to 18% over the last fiscal year. We intend to continue to focus on gender and inclusion, including through recruitment and promotional opportunities, in the current year ending January 31, 2022 and beyond.

In 2020, we established a Diversity & Inclusion Council. The Council’s mandate is to help us foster an environment that attracts and retains the best talent, values diversity of life experiences and perspectives, educates our personnel, and encourages innovation. The Diversity & Inclusion Council currently has several initiatives underway, including partnering with non-profit organizations for on-going support, and an educational series to recognize meaningful holidays throughout the year. The Diversity & Inclusion Council increases cultural and diversity awareness within our organization and encourages employees to continue to drive outreach opportunities through employee and recruiting events.

Community Outreach

At Verint, we are committed to giving back to the communities in which we live and work. In 2005, we launched the Verint Next-Generation Program, which engages Verint employees around the globe in projects that benefit children in need. The program puts our core values to work in our local communities, with the goal of affording the next generation greater opportunities and the tools for making the most of them. As part of the program, Verint employees engage in various community activities, from supplying food pantries, to participating in blood drives, to collecting clothing and school supplies, to building playgrounds, to cleaning parks and planting gardens. Verint is also proud to support our employees’ community service activities with programs for donating employee time to qualified children’s organizations and matching grants. In 2020, Verint employees in the United States donated over $300,000 of paid time off to children’s charities through the program. Globally, over 500 Verint employees donated their time by participating in more than 50 events to help raise money, clothing, and food for those that are underprivileged. In 2020, we also focused on supporting events to help families struggling due to the COVID-19 pandemic by providing food and clothing to those in need.

Employee Development

At Verint, we are dedicated to providing a productive, ethical, and safe working environment in which innovation and market leadership can flourish. We recognize that our employees are the driving force behind Verint’s success. Our fast-paced, challenging, and collaborative work environment nurtures professional growth and offers a wide array of career advancement opportunities, and our workforce planning tools provide managers with a framework for thinking strategically about the talent our company requires to achieve our business goals.

Continuous learning and the professional development of our employees are key factors in our success. Verint’s approach is based on the learning philosophy of "70:20:10". We believe that seventy percent of skill development occurs through on-the-job experiences, twenty percent through colleague and leadership interactions, and ten percent through formal professional and academic learning opportunities. All our employees are afforded the opportunity to take part in our training programs, with the ability to focus their learning on the skills and knowledge that are most relevant for their professional development. We offer thousands of training courses in our online Learning Center in addition to classroom trainings. Throughout the pandemic, we have encouraged our employees to continue their professional development and acquisition of knowledge and skills, through existing and newly developed online learning.

Employees may also establish an Individual Development Plan in collaboration with their managers to establish and facilitate the employee’s short- and long-term development goals. These plans are tailored to the employee’s own individual competencies and aspirations in the context of our business goals and available opportunities.

Please see the Sustainability Report in the Corporate Responsibility section of our website for further information on our Environmental, Social, and Governance (ESG) initiatives, including with respect to human capital.

Competition

We face strong competition from many vendors, some of whom focus on customer engagement and some of whom offer customer engagement-related capabilities. Key competitors include Aspect Software, Inc., Calabrio, Inc., Genesys Telecommunications, Medallia Inc., NICE Systems Ltd., Nuance Communications, Inc., Pegasystems Inc., divisions of larger companies, including Microsoft Corporation, Oracle Corporation, SAP, and Salesforce.com, Inc., as well as many smaller companies, which vary from region to region globally.

We believe that we compete principally on the basis of:

•Product performance and functionality;
•Product quality and reliability;
•Breadth of product portfolio and pre-defined integrations;
•Global presence, reputation, and high-quality customer service and support;
•Specific domain expertise, industry knowledge, vision, and experience; and
•Price.

We believe that our competitive success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. Some of our competitors have superior brand recognition and significantly greater financial or other resources than we do. We expect that competition will increase as other established and emerging companies enter our markets or we enter theirs, and as new products, services, technologies, and delivery methods are introduced. In addition, consolidation is common in our markets and has in the past and may in the future improve the position of our competitors. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A of this report for a more detailed discussion of the competitive risks we face.

Intellectual Property Rights

General

Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of patent, trade secret, copyright, and trademark laws, and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents

As of January 31, 2021, after giving effect to the Cognyte Spin-Off, we had more than 600 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics, and automation. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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

While we employ many of our innovations exclusively in our own products and services, we also engage in outbound and inbound licensing of specific patented technologies. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, manufacturers, and partners, which may create significant exposure for us” under Item 1A of this report.

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

The Cognyte Spin-Off

On February 1, 2021, we completed the Spin-Off of Cognyte into an independent public company. Cognyte is a global leader in security analytics software that empowers governments and enterprises with Actionable Intelligence® for a safer world. Cognyte’s open software fuses, analyzes and visualizes disparate data sets at scale to help security organizations find the needles in the haystacks. Over 1,000 government and enterprise customers in more than 100 countries rely on Cognyte’s solutions to accelerate security investigations and connect the dots to successfully identify, neutralize, and prevent national security, personal safety, business continuity and cyber threats. Cognyte’s government customers consist of governments around the world, including national, regional, and local government agencies. Cognyte’s enterprise customers consist of commercial customers and physical security customers.

Cognyte’s solutions span across three categories.

•Investigative Analytics. The Cognyte investigative analytics solutions are designed to empower investigative teams with Actionable Intelligence by providing:

◦the ability to effectively fuse massive amounts of data from many different sources;

◦tools to analyze data through predictive and behavioral analytics and rapidly transform data into critical insights; and

◦workflows to uncover vital leads and drive collaboration across investigative teams to accelerate investigations and reach faster conclusions and resolutions.

•Operational Intelligence Analytics. The Cognyte operational intelligence analytics solutions are designed to empower field security teams with Actionable Intelligence by providing:

◦real-time or near real-time insights delivered to users through mobile devices;

◦visualization tools that bring intuitive insights to the field teams; and

◦the ability to adjust analytics parameters based on changing circumstances to support events on the ground.

•Threat Intelligence Analytics. The Cognyte threat intelligence analytics solutions are designed to empower security operation center (SOC) teams with Actionable Intelligence by providing:

◦the ability to fuse data from a variety of data sources systems and devices and provide real time situational intelligence;

◦tools to analyze events, recognize anomalies, visualize insights, and drive a real time response; and

◦visualization and workflows that can drive action and support collaboration across security teams responding to cyber incidents.

Cognyte’s corporate headquarters is located in Israel, with other significant facilities located in Brazil, Bulgaria, Cyprus, Romania, and the United States.

As of January 31, 2021, the Cognyte Business employed approximately 2,000 professionals, including certain contractors, with approximately, 63%, 22%, 10% and 5% of its employees and contractors located in Israel, EMEA, Americas, and APAC, respectively.

Item 1A.          Risk Factors

Many of the factors that affect our business and operations involve risks and uncertainties. The factors described below are risks that could materially harm our business, financial condition, and results of operations. These are not all the risks we face, and other factors currently considered immaterial or unknown to us may have a material adverse impact on our future operations.

Risks Related to Our Business

Markets, Competition, and Operations

Our business is impacted by changes in macroeconomic and/or global conditions as well as the resulting impact on information technology spending and government budgets.

Our business is subject to risks arising from adverse changes in domestic and global macroeconomic and other conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, natural disasters, or outbreaks of disease, such as the COVID-19 pandemic, around the world may cause companies and governments to delay, reduce, or even cancel planned spending and may impact our business and operations. Declines in information technology spending by enterprise or government customers have affected the markets for our solutions in the past and may affect them again based on current and future macroeconomic and/or global conditions.

During the fourth quarter ended January 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The full extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on various factors, including the duration and severity of the pandemic and its impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

For the year ended January 31, 2021, exclusive of Cognyte, approximately ten percent of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Macroeconomic changes, such as the COVID-19 pandemic, rising interest rates, tightening credit markets, or actual or threatened trade wars, or the United Kingdom’s exit from the European Union (referred to as “Brexit”) may also impact demand for our solutions.

Customers or partners who are facing business challenges, reduced budgets, liquidity issues, or other impacts from such macroeconomic or other global changes are also more likely to defer purchase decisions or projects or cancel or reduce orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us, significantly delay projects, or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The full extent to which the COVID-19 pandemic will adversely affect our business and results of operations cannot be predicted at this time.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. Notwithstanding the loosening of these restrictions in certain countries in certain periods since the onset of the pandemic, the global spread of COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. We continue to monitor and assess the impact of the COVID-19 pandemic, including recommendations and orders issued by government and public health authorities in countries where we operate.

We saw an improvement in the business environment during the second half of 2020 after an initial downturn early in the year; however, during the year ended January 31, 2021, our revenue was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we saw a reduction or delay in certain large customer contracts, particularly on-premises arrangements, and we have generally been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. Our ability to predict how the pandemic will impact our results in future periods is limited, including the extent to which customers may delay or miss payments, customers may defer, reduce, or refrain from placing orders or renewing subscriptions or support arrangements, or to which travel restrictions and site access restrictions may remain necessary, particularly if the pandemic fails to abate for an extended period of time or worsens.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, during the first half of the year ended January 31, 2021, we implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to stock repurchases, and reducing workforce-related costs. Based on the improved business environment and our financial performance during the second half of the year, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve and we continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic, if required. Any such actions may have an adverse impact on us, particularly if they remain in place for an extended period.

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

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges. The introduction of products embodying new technology, new delivery platforms, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete. For example, we see a continued shift to cloud-based solutions as well as market saturation for more mature solutions. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing challenges and needs of our customers. We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization. We must also develop and maintain the expertise of our employees as the needs of the market and our solutions evolve. If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

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

Our future success depends on our ability to properly manage investments in our business and operations, execute on growth or strategic initiatives, and enhance our existing operations and infrastructure.

A key element of our long-term strategy is to continue to invest in and grow our business and operations, both organically and through acquisitions. Investments in, among other things, new markets, new products, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. In particular, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, such investments and efforts present challenges and risks and may not be successful (financially or otherwise), especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our profitability in the short-term. To be successful in such efforts, we must be able to properly allocate limited investment funds and other resources, prioritize among opportunities, balance the extent and timing of investments with the associated impact on profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets, or with the new solutions, in which we have invested.

Our success also depends on our ability to execute on other growth or strategic initiatives we are pursuing. For example, in addition to the other factors described in this section, our revenue and profitability objectives are highly dependent on our ability to continue to expand our cloud business and cloud operations, including keeping pace with the market transition to cloud-based software, making new cloud sales, enhancing our cloud sales processes and execution, and managing the conversion of our customer support base.

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

The potential challenges and risks associated with acquisitions and investments include, among others:

•the effect of the acquisition on our strategic position and our reputation, including the impact of the market’s reception of the transaction;

•the impact of the acquisition on our financial position and results, including our ability to maintain and/or grow our revenue and profitability;

•risk that we fail to successfully implement our business plan for the combined business, including plans to accelerate growth or achieve the anticipated benefits of the acquisition, such as synergies or economies of scale;

•risk of unforeseen or underestimated challenges or liabilities associated with an acquired company’s business or operations;

•management distraction from our existing operations and priorities;

•risk that the market does not accept the integrated product portfolio;

•challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems and processes;

•retention risk with respect to key customers, suppliers, and employees and challenges in integrating and training new employees;

•challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses, and permits; and

•potential impact on our systems, processes, and internal controls over financial reporting.

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

Our financial results depend on our sales execution for our broad and sophisticated solution portfolio and on the management of our cloud transition and sales mix from period to period.

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

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including establishing and maintaining appropriate contacts and relationships within customer and partner organizations, and with respect to integration, services, and support. Our ability to develop, sell, implement, and support larger solutions and a broad solution portfolio is a competitive differentiator for us, which provides for solution diversification and more opportunities for growth, but also requires greater investment for us and demands stronger execution. After the completion of a sale, our customers or partners may need assistance from us in making full use of the functionality of our solutions, in realizing their benefits, or in implementation generally. If we are unable to assist our customers and partners in realizing the benefits they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer. Any failure to develop high-quality solutions and to provide high-quality services and support could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our operating results.

Our cloud transition and the mix, terms, and timing of transactions in a given period can have a significant impact on our financial results in that period. Our financial results and ability to forecast our revenues (and attendant budgeting and guidance decisions) are impacted by the fact that pricing, margins, and other deal terms, including license model (e.g., perpetual license versus subscription), may vary substantially from transaction to transaction. We recognize cloud revenue over the term of the subscription, so as our cloud revenue continues to grow, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses. This change in the pattern of recognition also means that increases or decreases in cloud subscription activity impact the amount of revenue recognized in both current and future periods. Because transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue and creates challenges in managing our cloud transition and revenue mix. As our cloud transition continues and accelerates, our subscription renewal rates will become more important to our financial results generally, and if customers choose not to renew, or to reduce, their subscriptions, our business and financial results will suffer. If we are unable to properly manage our cloud transition, or if it does not progress as expected, our financial results and our stock price may suffer.

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

If we are unable to maintain, expand, and enable our relationships with partners, our business and ability to grow could be materially adversely affected.

Today approximately 35% of our sales are made through partners, resellers, and systems integrators. To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with such parties. Our growth strategy depends in part on expanding our sales through partners. We must often compete with other suppliers for these relationships and our competitors often seek to establish exclusive or preferred relationships with these sales channels. Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, ease of implementation / installation, support, and price. Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. Some of our partners may also compete with us or have affiliates that compete with us, or may also partner with our competitors or offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, expanding, and enabling these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us.

We rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. We make contractual commitments to customers on the basis of these relationships and, in some cases, also entrust these providers with both our own sensitive data as well as the sensitive data of our customers (which may include sensitive end user data). If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, end users, or other third parties, regulatory issues, and reputational harm. If it is necessary to migrate these services to other providers as a result of poor performance, security issues or considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time, expense, or exposure to us, any of which could materially adversely affect our business.

We also purchase technology, license intellectual property rights, and oversee third-party manufacturing of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established suppliers, manufacturers, and partners wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of new or unique technologies that we have not developed internally.

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

We depend on the continued services of our management and employees to run and grow our business. To remain successful and to grow, we need to retain existing employees and attract new qualified employees, including in new markets and growth areas we may enter. Retention is an industry issue given the competitive technology labor market and as the millennial workforce continues to value multiple company experience over long tenure. As we grow, we must also enhance and expand our management team to execute on new and larger agendas and challenges. The market for qualified personnel is competitive in the geographies in which we operate and may be limited especially in areas of emerging technology. We may be at a disadvantage to larger companies with greater brand recognition or financial resources or to start-ups or other emerging companies in trending market sectors. Work visa restrictions, especially in the United States, have also become significantly tighter in recent years, making it difficult or impossible to source qualified personnel from other countries or even to hire those already in the United States on current visas. Efforts we engage in to establish operations in new geographies where additional talent may be available, potentially at a lower cost, may be unsuccessful or fail to result in the desired cost savings. If we are unable to attract and retain qualified personnel when and where they are needed, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with sales, our profitability may be adversely affected.

Because we have significant operations and business around the world, we are subject to geopolitical and other risks that could materially adversely affect our results.

We have significant operations and business around the world, including sales, research and development, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include the United Kingdom, India, Israel, Indonesia and Australia. We also generate significant revenue from outside the United States, including revenue from countries in emerging markets, and we intend to continue to grow our business internationally.

Our global operations are, and any future foreign growth will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•foreign currency fluctuations;

•political, security, and economic instability or corruption;

•geopolitical risks from war, natural disasters, pandemics or other events;

•changes in and compliance with both international and local laws and regulations, including those related to trade compliance, anti-corruption, information security, data privacy and protection, tax, labor, currency restrictions, and other requirements;

•differences in tax regimes and potentially adverse tax consequences of operating in foreign countries;

•product localization issues;

•legal uncertainties regarding intellectual property rights or rights and obligations generally; and

•challenges or delays in collection of accounts receivable.

Any or all of these factors could materially adversely affect our business or results of operations.

Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions.

We have significant operations in Israel, including R&D, and support. Conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. Violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including the Palestinians or Iran, may impede our ability to support our products or engage in R&D, or otherwise adversely affect our business, operations, or personnel.

Restrictive laws, policies, or practices in certain countries directed toward Israel, Israeli goods, or companies having operations in Israel may also limit our ability to sell some of our products in certain countries.

We receive grants from the Israeli Innovation Authority (the “IIA”) for the financing of a portion of our research and development expenditures in Israel. The Israeli law under which these IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. This may limit our ability to engage in certain outsourcing or business combination transactions involving these products or require us to pay significant royalties or fees to the IIA in order to obtain any IIA consent that may be required in connection with such transactions.

Israeli tax requirements may also place practical limitations on our ability to sell or engage in other transactions involving our Israeli companies or assets, to restructure our Israeli business, or to access funds in Israel.

Contracting with government entities exposes us to additional risks inherent in the government procurement process.

We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes, adherence to complex procurement regulations, and other government-specific contractual requirements, including possible renegotiation or termination at the election of the government customer, including due to geo-political events and macro-economic conditions that are beyond our control. We may also be subject to audits, investigations, or other proceedings relating to our government contracts, including under statutes such as the False Claims Act, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.

Our revenue from governmental entities are directly affected by their budgetary constraints and the priority given in their budgets to the procurement of our solutions. This risk is heightened during periods of global economic slowdown. Accordingly, governmental purchases of our solutions, products, and services may decline in the future if governmental purchasing agencies terminate, reduce, or modify contracts.

Regulatory Matters, Data Privacy, Information Security, and Product Functionality

We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact our business.

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or offer our solutions, including, among other things, with respect to data privacy and protection, government contracts, anti-corruption, trade compliance, tax, and labor matters. Compliance with these regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction.

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

Increasing regulatory focus on data privacy issues and expanding laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability.

As a global company, Verint is subject to global privacy and data security laws, and regulations. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in additional compliance obligations, costs, new interpretations of existing laws and regulations, increased regulatory proceedings or litigation, and increased exposure for significant fines, penalties, or commercial liabilities.

Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act, the California Invasion of Privacy Act, the Florida Security of Communications Act, and the Illinois Biometrics Information Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. These new laws may also impact our products and services as well as our innovation in new and emerging technologies. These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts or otherwise increase our exposure to customers, regulators, or other third parties.

Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for data transfers, including standard contract clauses, may be contested or invalidated. If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States, should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our business, financial condition and results of operations.

The mishandling or the perceived mishandling of sensitive information could harm our business.

Some of our products are used by customers to compile and analyze sensitive or confidential information and data, including personally identifiable information. While our customers’ use of our products does not by itself provide us access to the customer’s sensitive or confidential information or data (or the information or data our customers may collect), we or our partners may receive or come into contact with such information or data, including personally identifiable information, in connection with our SaaS or other hosted or managed services offerings or when we are asked to perform service or support. We expect to receive, come into contact with, or become custodian of an increasing amount of customer data (including end customer data) as our cloud business and cloud operations expand, leading to increased exposure if we or one of our hosting partners experiences an issue relating to the security or the proper handling of that information which could have a material adverse impact on our financial condition or reputation. The expansion of our cloud business and the related increase in the amount of customer data on our cloud platforms also increases our exposure to end customers or other third parties who may seek to hold us responsible for the use of these platforms by our customers.

We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of customer and end customer information and data from both a data privacy and an information security perspective. We also evaluate the information security of potential partners and vendors as part of our selection process and attempt to negotiate adequate protections from such third parties in our contracts. Our customer contracts also obligate our customers to configure and operate our solutions, including our cloud platforms, in compliance with applicable law. While these policies, procedures, systems, contractual provisions, and measures are designed to mitigate the risks associated with handling or processing sensitive data, they cannot always safeguard against all risks, nor can we control the actions of third parties, including customers and partners. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses or breaches affecting us, our partners, our customers, or our products or services, could reduce demand for our products or services or otherwise expose us to financial or reputational harm or legal liability.

Our solutions may contain defects or experience disruptions, or may be vulnerable to cyber-attacks, which could expose us to both financial and non-financial damages.

Our solutions may contain defects or may develop operational problems. New products and new product versions, provision of hosting platforms and managed services, and the incorporation of third-party products or services into our solutions, also give rise to the risk of defects, errors, or vulnerabilities. These defects, errors, or vulnerabilities may relate to the quality, reliability, operation, or security of our products or services, including hosting platforms or third-party components. If we do not discover and remedy such defects, errors, vulnerabilities, or other operational or security problems in advance, our customers and partners may experience data losses or unplanned downtimes and we may incur significant costs to correct such problems and/or become liable for substantial damages for product liability claims or other liabilities.

Our solutions, including our cloud offerings, may be vulnerable to cyber-attacks even if they do not contain defects. Customers are increasingly focused on the security of our products and services and we work to address these concerns, including through the use of encryption, access rights, and other customary security features, which vary based on the solution in question and customer requirements. If there is a successful cyber-attack on one of our products or services, even absent a defect or error, it may also result in questions regarding the integrity of our products or services generally, which could cause adverse publicity and impair their market acceptance and could have a material adverse effect on our results or financial condition.

We may be subject to information technology system breaches, failures, or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information related to our customers, partners, and personnel. This information may be processed and maintained on our internal information technology systems or, in some cases, on systems hosted by third-party service providers. These systems, whether internal or external, may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, physical security breaches, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, or acts of terrorism or war. We have experienced cyber-attacks in the past and expect to continue to experience them in the future, potentially with greater frequency. While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security systems, controls, and other procedures that we follow or those employed by our third-party service providers, may not prevent breaches, failures, or disruptions. Such breaches, failures, or disruptions have in the past and could in the future subject us to the loss, compromise, destruction, or disclosure of sensitive or confidential information, including personally identifiable information, or intellectual property, either of our own information or IP or that of our customers (including end customers) or other third parties that may have been in our custody or in the custody of our third-party service providers, financial costs or losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including SaaS or other hosted or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting. Information system breaches or failures at one of our partners, including hosting providers or those who support other cloud-based offerings, may also result in similar adverse consequences. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

Intellectual Property

Our intellectual property may not be adequately protected.

While much of our intellectual property is protected by patents or patent applications, we have not and cannot protect all our intellectual property with patents or other registrations. There can be no assurance that patents we have applied for will be issued based on our patent applications or that, if such patents are issued, they will be, or that our existing patents are, sufficiently broad enough to protect our technologies, products, or services. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, designed around, or challenged.

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

The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products or other IP have infringed on their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, either with respect to our own intellectual property or intellectual property we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Competitors and other companies could adopt trademarks that are similar to ours or try to prevent us from using our trademarks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. Third parties may also assert infringement claims against our customers or partners. Subject to certain limitations, we generally indemnify our customers and partners with respect to infringement by our products on the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have sufficient insurance coverage or adequate indemnification in the case of intellectual property licensed from a third party. If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use or sell or incur significant expenses in developing non-infringing alternatives. If we cannot obtain necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

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

As of March 15, 2021, we had total outstanding indebtedness of approximately $795.9 million under our 2017 Credit Agreement and our 1.50% convertible senior notes due 2021 (the “Notes”). In addition, we have the ability to borrow additional amounts under our 2017 Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. On February 26, 2021, we cash collateralized the full amount (of approximately $390.0 million) of principal and the final interest payment due at maturity under the Notes. Our leverage position may, among other things:

•limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•require us to dedicate a substantial portion of our cash flow from operations to debt service, reducing the availability of our cash flow for other purposes;

•require us to repatriate cash for debt service from our foreign subsidiaries resulting in dividend tax costs or require us to adopt other disadvantageous tax structures to accommodate debt service payments; or

•increase our vulnerability to economic downturns, limit our ability to capitalize on significant business opportunities, and restrict our flexibility to react to changes in market or industry conditions.

In addition, because our indebtedness under our 2017 Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced that it would consider ceasing the publication of the one week and two-month U.S. dollar LIBOR settings at the end of 2021 and phase out the remaining U.S. dollar LIBOR settings by June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

The revolving credit facility under our 2017 Credit Agreement contains a financial covenant that requires us to satisfy a leverage ratio test. Our ability to comply with the leverage ratio covenant is dependent upon our ability to continue to generate sufficient earnings each quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt, and we cannot assure that we will be successful in any or all of these regards.

Our 2017 Credit Agreement also includes several restrictive covenants which limit our ability to, among other things:

•incur additional indebtedness or liens or issue preferred stock;

•pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;

•engage in transactions with affiliates;

•engage in sale-leaseback transactions;

•sell certain assets;

•change our lines of business;

•make investments, loans, or advances; and

•engage in consolidations, mergers, liquidations, or dissolutions.

These covenants could limit our ability to plan for or react to market conditions, to meet our capital needs, or to otherwise engage in transactions that might be considered beneficial to us.

If certain events of default occur under our 2017 Credit Agreement, our lenders could declare all amounts outstanding to be immediately due and payable. An acceleration of indebtedness under our 2017 Credit Agreement may also result in an event of default under the indenture governing the Notes. Additionally, if a change of control as defined in our 2017 Credit Agreement were to occur, the lenders under our credit facilities would have the right to require us to repay all our outstanding obligations under the facilities.

In connection with the maturity of our debt obligations or if any of the events described above were to occur, we may need to seek an amendment of and/or waiver under our debt agreements, raise additional capital through securities offerings, asset sales, or other transactions, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such a transaction on reasonable terms or at all.

We consider other financing and refinancing options from time to time; however, we cannot assure you that such options will be available to us on reasonable terms or at all. If one or more rating agencies were to downgrade our credit ratings, that could also impede our ability to refinance our existing debt or secure new debt, increase our future cost of borrowing, and create third-party concerns about our financial condition or results of operations.

If we are not able to generate sufficient cash domestically in order to fund our U.S. operations, strategic opportunities, and to service our debt, we may incur withholding taxes in order to repatriate certain overseas cash balances, or we may need to raise additional capital in the future.

As a result of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), we do not expect to incur any significant U.S. taxes on repatriation of foreign earnings. However, certain unremitted earnings may be subject to foreign withholding tax upon repatriation to the United States.

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

As a result of the February 2013 acquisition of our former parent company, CTI (the “CTI Merger”), CTI’s liabilities, including contingent liabilities, have been consolidated into our financial statements. If CTI’s liabilities are greater than represented, if the contingent liabilities we have assumed become fixed, or if there are obligations of CTI of which we were not aware at the time of completion of the CTI Merger, we may have exposure for those obligations and our business or financial condition could be materially and adversely affected. Adjustments to the CTI consolidated group’s net operating losses (“NOLs”) for periods prior to the CTI Merger could also affect NOLs allocated to Verint as a result of the CTI Merger and cause us to incur additional tax liability in future periods. In addition, adjustments to the historical CTI consolidated group’s NOLs for periods prior to Verint’s IPO could affect the NOLs allocated to Verint in the IPO and cause us to incur additional tax liability in future periods.

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2021, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.6 billion, or approximately 50% of our total assets, as of January 31, 2021. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

Our international operations subject us to currency exchange risk.

We earn revenue, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the Israeli shekel, euro, British pound sterling, Indian rupee, Singapore dollar, Brazilian real, and Australia dollar, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period, meaning that we are exposed to the impact of changes in currency exchange rates. In addition, our net income is impacted by the revaluation and settlement of monetary assets and liabilities denominated in currencies other than an entity’s functional currency, gains or losses on which are recorded within other income (expense), net. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. However, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.

In addition, our financial outlooks do not assume fluctuations in currency exchange rates. Adverse fluctuations in currency exchange rates after providing our financial outlooks could cause our actual results to differ materially from those anticipated in our outlooks, which could negatively affect the price of our common stock.

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

The prices of our common stock and the Notes have been, and may continue to be, volatile. Those prices could be affected by any of the risk factors discussed in this Item. In addition, other factors that could impact the prices of our common stock and/or the Notes include:

•announcements by us or our competitors regarding, among other things, strategic changes, expectations regarding our cloud transition, new products, product enhancements or technological advances, acquisitions, major transactions, significant litigation or regulatory matters, stock repurchases, or management changes;

•press or analyst publications, including with respect to changes in recommendations or earnings estimates or growth rates by financial analysts, changes in investors’ or analysts’ valuation measures for our securities, our credit ratings, speculation regarding strategy or M&A, or market trends unrelated to our performance;

•stock sales by our directors, officers, or other significant holders, or stock repurchases by us;

•hedging or arbitrage trading activity by third parties, including by the counterparties to the note hedge and warrant transactions that we entered into in connection with the issuance of the Notes; and

•dilution that may occur upon any conversion of the Notes.

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

Apax owns a substantial portion of our equity and its interests may not be aligned with yours.

On December 4, 2019, we announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor initially purchased $200 million of our Series A convertible preferred stock, (“Series A Preferred Stock”), in an issuance that closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor will purchase, subject to certain conditions, $200 million of Series B convertible preferred stock (“Series B Preferred Stock”) in Verint, as the entity holding the Customer Engagement Solutions business. Following completion of its Series A convertible preferred stock investment and giving effect to the Spin-Off, Apax currently owns approximately 7.5% of our common stock and, assuming the completion of the Series B convertible preferred stock investment, Apax will own between 12% and 13% of our common stock, in each case on an as-converted basis. Additionally, we have increased the size of our board of directors, giving Apax the right to designate one director as of the closing of the Series A convertible preferred stock investment and the right to mutually select with us a second independent director following the closing of the Series B convertible preferred stock investment. Circumstances may occur in which the interests of Apax could conflict with the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board appointment rights may have the effect of limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

The investment agreement relating to the investment by an affiliate of Apax Partners contains a number of closing conditions and, if these conditions are not satisfied, the Apax investment may not be completed.

The investment agreement relating to the Apax investment (the “Investment Agreement”) contains a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Series B convertible preferred stock portion of the Apax investment may not be completed. Several of these conditions were satisfied in connection with the completion of the Spin-Off. The remaining conditions include no temporary or permanent judgment of a governmental authority restraining, enjoining or prohibiting the investment having been issued, required government authorizations having been obtained (or applicable waiting periods having expired), the representations and warranties of the parties in the Investment Agreement being true and correct (in some instances, in all material respects) and no “Material Adverse Effect” (as defined in the Investment Agreement) having occurred. The conditions to the Series B purchase may not be satisfied and, accordingly, that portion of the Apax investment may not be completed. If that were to occur, we may not realize the full anticipated benefits of the Apax investment.

Risks Related to the Spin-Off

The Spin-Off may not achieve the anticipated benefits and will expose us to new risks.

On February 1, 2021, we completed the separation of our Cyber Intelligence Solutions business through the Spin-Off of Cognyte Software Ltd. to our shareholders. We may not realize the anticipated strategic, financial, operational, or other benefits from the Spin-Off. We cannot predict with certainty when the benefits expected from the Spin-Off will occur or the extent to which they will be achieved. In addition, we incurred one-time costs in connection with the Spin-Off that may negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our financial condition. As a result of the Spin-Off, our operational and financial profile has changed, and we face new risks. We are now a smaller, less-diversified company than we were prior to the Spin-Off and may be more vulnerable to changing market conditions as a result.

We may be exposed to claims and liabilities or incur operational difficulties as a result of the Spin-Off.

The Spin-Off continues to involve a number of risks, including, among other things, certain indemnification risks and risk associated with the provision of transitional services. In connection with the Spin-Off, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, an employee matters agreement and intellectual property and trademark cross license agreements) (the “Spin-Off Agreements”). The Spin-Off Agreements govern the Spin-Off and the relationship between the two companies going forward. They also provide for the performance of services by each company for the benefit of the other for a limited period of time.

The Spin-Off Agreements provide for indemnification obligations designed to make Cognyte financially responsible for certain liabilities that may exist relating to its business activities, whether incurred prior to or after the Spin-Off, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Cognyte and require us to assume responsibility for obligations allocated to Cognyte. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Cognyte may be significant. These risks could negatively affect our business, financial condition or results of operations.

In addition, certain of the Spin-Off Agreements provide for the performance of services by each company for the benefit of the other for a limited period of time. As such, there is continued risk that management’s and our employees’ attention will be significantly diverted by the provision of transitional services. The Spin-Off Agreements could also lead to disputes over rights to certain shared property and rights and over the allocation of costs and revenues for products and operations. If Cognyte is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses.

The Spin-Off could result in substantial tax liability to us and our shareholders if the Spin-Off distribution does not qualify as a tax-free transaction.

In connection with the Spin-Off, we received tax rulings from U.S. and Israeli tax authorities as well as an opinion of our U.S. tax advisor. However, the U.S. tax ruling only addressed certain requirements for tax-free treatment and the remaining requirements were addressed by the tax opinion. The tax opinion will not be binding on any taxing authority or court. Accordingly, taxing authorities or the courts may reach conclusions with respect to the Spin-Off that are different from the conclusions reached in the tax opinion. Moreover, the U.S. tax ruling and tax opinion were based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the ruling or the opinion. If the Spin-Off and certain related transactions were determined to be taxable, we could be subject to a substantial tax liability that could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if the Spin-Off were taxable, each holder of our common stock who received Cognyte shares in the Spin-Off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the distribution of Cognyte shares in the Spin-Off, we agreed to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) continuing to own and manage our historic business and (ii) limiting sales or redemptions of our common stock. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations. If these restrictions, among others, are not followed, the Spin-Off distribution could be treated as a dividend to our stockholders and subject us to taxable gain on the distribution of Cognyte shares. In addition, we could be required to indemnify Cognyte for any tax liability incurred by Cognyte as a result of our non‑compliance with these restrictions, and such indemnity obligations could be substantial.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following describes our material properties as of the date of this report.
We lease a total of approximately 711,000 square feet of office space covering more than 40 offices around the world and we own an aggregate of approximately 53,000 square feet of office space at two sites in Scotland and Indonesia.
Other than as described below, these properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs.
Our corporate headquarters is located in a leased facility in Melville, New York, and consists of approximately 49,000 square feet of space under a lease that we entered into on February 13, 2015 and that expires in 2027. The Melville facility is used primarily by our executive management and corporate groups, including finance, legal, and human resources, as well as for customer support and services.
We lease approximately 133,000 square feet of space at a facility in Alpharetta, Georgia under a lease that expires in 2026. The Alpharetta facility is used primarily by the administrative, marketing, product development, support, and sales groups.
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 16, “Leases” to our consolidated financial statements included under Part II, Item 8 of this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements, although changes in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available on commercially reasonable terms in all areas where we currently do business.

Item 3. Legal Proceedings

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our former Israeli subsidiary, Cognyte Technologies Israel Ltd. (formerly known as Verint Systems Limited or “VSL”) (Case Number 4186/09) and against our former affiliate CTI (Case Number 1335/09). Also in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms. Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

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

Following an unsuccessful mediation process, on August 28, 2016, the District Court (i) denied the plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options, (ii) dismissed the motion to certify the suit against VSL and Comverse Limited, and (iii) approved the plaintiffs’ motion to certify the suit as a class action against CTI with respect to claims of current or former employees of Comverse Limited (now part of Mavenir) or of VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The court also ruled that the merits of the case would be evaluated under New York law.

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Israeli Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Israeli Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal, and the parties are waiting for further instructions or decisions from the Israeli Supreme Court.

On February 1, 2021, we completed the Spin-Off. As a result of the Spin-Off, Cognyte is now an independent, publicly traded company. Under the terms of the Separation and Distribution Agreement entered into between Verint and Cognyte, Cognyte has agreed to indemnify Verint for Cognyte’s share of any losses that Verint may suffer related to the foregoing legal actions either in its capacity as successor to CTI, to the extent not indemnified by Mavenir, or due to its former ownership of Cognyte and VSL.

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

Holders

There were approximately 1,650 holders of record of our common stock at March 15, 2021. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

Common Stock

We have not declared or paid any cash dividends on our common stock and have no current plans to pay any dividends on our equity securities, except as may be required by the terms of any preferred equity securities we have issued or may in the future issue. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in our 2017 Credit Agreement and the terms of any preferred equity securities we may issue, and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Preferred Stock

Holders of our Series A Preferred Stock are entitled to a cumulative dividend at a rate of 5.2% per annum until the 48-month anniversary of the Series A Closing Date and thereafter at a rate of 4.0% per annum. Dividends on our Series A Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Series A Preferred Stock. The dividend rate is subject to increase in certain circumstances, as described in greater detail in Note 9, “Convertible Preferred Stock”, to our consolidated financial statements included under Part II, Item 8 of this report. For the year ended January 31, 2021, we had cumulative declared dividends on our Series A Preferred Stock of $6.8 million, of which $1.6 million was paid and $5.2 million was accrued, and we had $0.9 million of cumulative undeclared and unpaid preferred stock dividends.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2016 through January 31, 2021, and the reinvestment of any dividends. The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2016 through January 31, 2021. This data is not indicative of, nor intended to forecast, future performance of our common stock.

January 31,	2016	2017	2018	2019	2020	2021
Verint Systems Inc.	$100.00	$102.02	$114.04	$132.12	$158.43	$201.67
NASDAQ Composite Index	$100.00	$123.23	$164.43	$163.31	$207.46	$298.92
NASDAQ Computer & Data Processing Index	$100.00	$115.99	$168.44	$171.25	$230.15	$315.42

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to $300 million of common stock from the date of inception until February 1, 2021. There were no stock repurchases made under this stock repurchase program during the three months ended January 31, 2021. This program expired on February 1, 2021. We made a total of $150.1 million in repurchases under the program.

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we may repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. Repurchases are expected to be financed with available cash of up to 60% of our free cash flow during such period (as determined by management), subject to compliance with applicable laws, rules and regulations. Please refer to Note 19, “Subsequent Events”, in Part II, Item 8 of this report for more information regarding this stock repurchase program.

From time to time, we have purchased shares of our common stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during Company-imposed trading blackout or lockup periods. There was no such activity during the three months ended January 31, 2021.

Item 6. Selected Financial Data

Information required by Item 6 of Form 10-K is omitted pursuant to the SEC's adoption of amendments to Regulation S-K effective February 10, 2021.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Business” under Item 1, and our consolidated financial statements and the related notes thereto included under Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in “Risk Factors” under Part I, Item 1A of this report.

Overview

Recent Developments

Separation of Businesses

On February 1, 2021, we completed the previously announced spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business (the “Cognyte Business”). The Spin-Off was completed by way of a pro rata distribution on February 1, 2021 of all of the then-issued and outstanding ordinary shares, no par value, of Cognyte to holders of record of our common stock as of the close of business on January 25, 2021. After the distribution, we do not beneficially own any ordinary shares of Cognyte and will no longer consolidate Cognyte into our financial results for periods ending after January 31, 2021.

We have incurred significant costs in connection with the Spin-Off. The costs include developing stand-alone information systems and related IT costs for Cognyte, third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the Spin-Off. We capitalized $8.8 million of these costs and expensed $47.7 million during the year ended January 31, 2021. We have capitalized $12.8 million and expensed $53.0 million of separation related costs since commencing in the year ended January 31, 2020. The expense portion is primarily reflected in selling, general and administrative expenses.

In connection with the Spin-Off, we entered into a limited duration Transition Services Agreement under which we and Cognyte will provide and/or make available various administrative services and assets to each other for a given period based on each individual service. In no case will services be provided for more than 24 months after the Spin-Off. Services to be provided include certain services related to finance, accounting, business technology, human resources, information systems, facilities, document management and record retention and technical support. In consideration for such services, we and Cognyte will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup.

Apax Investment

On December 4, 2019, we announced that Valor Parent LP, an affiliate of Apax Partners, would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor initially purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). Further discussion regarding the Apax investment and the initial closing appears in the “Liquidity and Capital Resources - Overview” section below. In connection with the completion of the Spin-Off on February 1, 2021, we expect to complete the second tranche of the investment through the issuance of $200.0 million of Series B convertible preferred stock (“Series B Preferred Stock”) during our first fiscal quarter ending April 30, 2021.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. Notwithstanding the loosening of these restrictions in certain countries in certain periods since the onset of the pandemic, the global spread of COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. In response to these challenges, we quickly adjusted our operations to work from home and we believe our business continuity plan is working well. We are monitoring and assessing the impact of the COVID-19 pandemic, including recommendations and orders issued by government and public health authorities in countries where we operate. We continue to work to help our customers during this difficult time and are managing our operations with a view to resuming normal business activity as soon as possible.

We saw an improvement in the business environment during the second half of 2020 after an initial downturn early in the year; however, during the year ended January 31, 2021, revenue in both of our operating segments was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of cost containment measures they have implemented. Due to the pandemic, we saw a reduction or delay in certain large customer contracts, particularly on-premises arrangements, and we have generally been unable to conduct face-to-face meetings with existing or prospective customers and partners, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We continued to experience high recurring revenue renewal rates and witnessed a steady pick up in demand for our cloud-based solutions during this fiscal year. Notwithstanding our strong recurring renewal rates and the recovery in the business environment during the second half of 2020, our ability to predict how the pandemic will impact our results in future periods is limited.

In light of the adverse impact of COVID-19 on global economic conditions and our revenue, along with the uncertainty associated with the extent and timing of a potential recovery, during the first half of the year ended January 31, 2021, we implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to our stock repurchases, and reducing workforce-related costs. Based on the improved business environment and our financial performance during the second half of the year, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve and we continue to evaluate and may decide to implement further cost control strategies to help us mitigate the impact of the pandemic, if required. Any such actions may have an adverse impact on us, particularly if they remain in place for an extended period.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the year ended January 31, 2021. However, we have deferred the timing of employer payroll taxes and accelerated the refund of AMT credits as permitted by the CARES Act.

Our Business

Verint helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships.

Brands today are challenged by new workforce dynamics, ever-expanding customer engagement channels and exponentially more consumer interactions – often while facing limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates an Engagement Capacity Gap™, which is widening as the digital transformation continues. Organizations are increasingly seeking technology to close this gap, solutions that are based on AI and analytics to automate workflows across enterprise silos to optimize the workforce expense and to drive an elevated consumer experience.

Verint is uniquely positioned to help organizations close the capacity gap with our differentiated Verint Cloud Platform.

For all historical periods included in this Annual Report on Form 10-K, we reported our business in two operating segments: Customer Engagement and Cyber Intelligence. For each of the years ended January 31, 2021, 2020, and 2019, our Customer Engagement segment represented approximately 65% of our total revenue, while for each of those same years, our Cyber Intelligence segment represented approximately 35% of our total revenue.

Key Trends and Factors That May Impact our Performance

In addition to the impact of the COVID-19 pandemic discussed above, we see the following business trends and factors which may impact our performance:

•Digital Transformation is Accelerating. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. The breadth of customer touchpoints, the rapid growth in digital interactions, and the emergence of the new workforce – with humans and bots working together – are creating demand for new solutions.

•The Engagement Capacity Gap is Widening. Brands are seeking to differentiate themselves by providing consumers with a strong brand experience. But they cannot afford to do so by hiring more people. With the exponential growth in digital journeys and more demanding consumer expectations, organizations require more resources, but hiring more knowledge workers and further increasing workforce expenses is often not a sustainable solution. This creates an Engagement Capacity Gap, and as the digital transformation accelerates, the gap is widening. Brands are looking for new technology and solutions to help close the Engagement Capacity Gap.

•The Market is Shifting Rapidly to Cloud-Based, AI-Driven Solutions. To effectively address the Engagement Capacity Gap, brands are seeking open, cloud-based solutions to break down silos and facilitate the sharing of data across enterprise functions. Brand are also seeking to leverage AI and other advanced data analytic tools to reduce manual work, increase workforce efficiency, and manage the new workforce of humans and bots.

Cyber Intelligence Solutions Business (Cognyte Business)

As noted above, on February 1, 2021, we completed the Spin-Off of our former Cyber Intelligence Solutions business (also known as the Cognyte Business) into an independent, publicly traded company called Cognyte Software Ltd. (“Cognyte”). Cognyte is a global leader in security analytics software that empowers governments and enterprises with Actionable Intelligence® for a safer world. Cognyte’s open software fuses, analyzes and visualizes disparate data sets at scale to help security organizations find the needles in the haystacks. Over 1,000 government and enterprise customers in more than 100 countries rely on Cognyte’s solutions to accelerate security investigations and connect the dots to successfully identify, neutralize, and prevent national security, personal safety, business continuity and cyber threats. Cognyte’s government customers consist of governments around the world, including national, regional, and local government agencies. Cognyte’s enterprise customers consist of commercial customers and physical security customers.

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

Revenue Recognition

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products, unbundled SaaS and the sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from cloud deployments, bundled SaaS, hosting services, optional managed services, installation services, initial and renewal support, project management, product warranties, and business advisory consulting and training services. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Products sold by us are delivered electronically, shipped from our facilities, or drop-shipped directly from the vendor. We generate all of our revenue from contracts with customers. We generally invoice a customer upon delivery, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.

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

Our contracts with customers often include promises to transfer multiple products and services to a customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. For bundled SaaS arrangements, we determine whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, we consider our bundled SaaS arrangements to represent a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We record deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. The transaction price is generally in the form of a fixed fee at contract inception, and excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer.

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

We then look to how control transfers to the customer in order to determine the timing of revenue recognition. Software license revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of software licenses earlier than the beginning of the renewal period. In situations where arrangements include customer acceptance provisions, revenue is recognized when we can objectively verify the software complies with the specifications underlying acceptance and the customer has control of the software. We recognize support revenue, which includes software updates on a when-and-if-available basis, telephone support, and bug fixes or patches, over the term of the customer support agreement, which is typically one year. Revenue related to bundled SaaS, professional services and customer education services is typically recognized over time as the services are performed.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•future expected cash flows from software license sales, SaaS and support agreements, consulting contracts, other customer contracts, and acquired developed technologies;

•expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

•cost of capital and discount rates; and

•estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

In connection with the purchase price allocations for applicable acquisitions, we estimate the fair value of the contractual SaaS and support obligations we are assuming from the acquired business. The estimated fair value of the SaaS and support obligations is determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligations plus a reasonable profit margin. The estimated costs to fulfill the SaaS and support obligations are based on the historical direct costs related to providing the services. The sum of these costs and operating profit represents an approximation of the amount that we would be required to pay a third party to assume these obligations.

Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2021, our reporting units were Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, a component of our Cyber Intelligence operating segment.

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

For all our goodwill and other intangible asset impairment reviews, the assumptions and estimates used in the process are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments, and estimates we have used in our assessments are reasonable and appropriate, a material change in any of our assumptions or external factors could lead to future goodwill or other intangible asset impairment charges.

Based upon our November 1, 2020 quantitative goodwill impairment review of each reporting unit, we concluded that the estimated fair values of our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units significantly exceeded their carrying values. Our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units carried goodwill of $1.3 billion, $135.7 million, and $22.5 million, respectively, at January 31, 2021.

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

During the three-year period ended January 31, 2021, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date.

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

Results of Operations

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended January 31, 2021 and 2020. A discussion regarding our financial condition and results of operations for the year ended January 31, 2020 compared to the year ended January 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020, which is hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced and is available free of charge on the SEC’s website at www.sec.gov and our website at www.verint.com/investor-relations.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands, except per share data)	2021	2020	2019
Revenue	$1,273,705	$1,303,634	$1,229,747
Operating income	$108,705	$87,856	$114,235
Net (loss) income attributable to Verint Systems Inc. common shares	$(14,923)	$28,684	$65,991
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.23)	$0.43	$1.02
Diluted	$(0.23)	$0.43	$1.00

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Our revenue decreased approximately $29.9 million, or 2%, from $1,303.6 million in the year ended January 31, 2020 to $1,273.7 million in the year ended January 31, 2021. The decrease consisted of a $48.6 million decrease in product revenue, partially offset by an $18.7 million increase in service and support revenue. In our Customer Engagement segment, revenue decreased approximately $16.3 million, or 2%, from $846.5 million in the year ended January 31, 2020 to $830.2 million in the year ended January 31, 2021. The decrease consisted of a $24.0 million decrease in product revenue, partially offset by a $7.7 million increase in service and support revenue. In our Cyber Intelligence segment, revenue decreased approximately $13.6 million, or 3%, from $457.1 million in the year ended January 31, 2020 to $443.5 million in the year ended January 31, 2021. The decrease consisted of a $24.6 million decrease in product revenue, partially offset by an $11.0 million increase in service and support revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC represented approximately 52%, 28%, and 20% of our total revenue, respectively, in the year ended January 31, 2021, compared to approximately 52%, 29%, and 19%, respectively, in the year ended January 31, 2020. Further details of changes in revenue are provided below.

Operating income was $108.7 million in the year ended January 31, 2021 compared to $87.9 million in the year ended January 31, 2020. This increase in operating income was primarily due to a $18.2 million increase in gross profit, primarily reflecting increased gross profit in our Cyber Intelligence segment and a decrease in amortization of acquired technology intangible assets, and a $2.6 million decrease in operating expenses. The decrease in operating expenses consisted of a $10.6 million decrease in selling, general and administrative expenses and a $0.5 million decrease in amortization of other acquired intangible assets, partially offset by a $8.5 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $14.9 million and net loss per common share was $0.23 in the year ended January 31, 2021, compared to net income attributable to Verint Systems Inc. common shares of $28.7 million and diluted net income per common share of $0.43 in the year ended January 31, 2020. The decrease in net income attributable to Verint Systems Inc. per common share and diluted net income per common share in the year ended January 31, 2021 was primarily due to a $57.9 million increase in total other expense, net primarily due to the change in fair value of the Future Tranche Right issued in connection with our preferred stock, a $7.7 million increase in dividends on preferred stock, and a $0.2 million increase in net income attributable to our noncontrolling interests, partially offset by a $20.8 million increase in operating income, as described above, and a $1.3 million decrease in our provision for income taxes. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the year ended January 31, 2021 to average exchange rates for the year ended January 31, 2020, the U.S. dollar strengthened relative to the Brazilian real, Singapore dollar, and Indian rupee and weakened against the euro, British pound sterling, and our Israeli shekel rate (hedged and unhedged), resulting in an overall increase in our revenue and operating expenses and a slight decrease in our cost of revenue on a U.S. dollar-denominated basis. For the year ended January 31, 2021, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2020, our revenue would have been approximately $0.5 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $5.0 million lower, which would have resulted in a $4.5 million increase in operating income.

As of January 31, 2021, we employed approximately 6,300 professionals, including part-time employees and certain contractors, compared to approximately 6,500 at January 31, 2020. In connection with the Spin-Off, approximately 2,000 professionals, including certain contractors, became part of Cognyte.

Revenue by Operating Segment

The following table sets forth revenue for each of our operating segments for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,			% Change
(in thousands)	2021	2020	2019	2021 - 2020	2020 - 2019
Customer Engagement	$830,247	$846,525	$796,287	(2)%	6%
Cyber Intelligence	443,458	457,109	433,460	(3)%	5%
Total revenue	$1,273,705	$1,303,634	$1,229,747	(2)%	6%

Customer Engagement Segment

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Customer Engagement revenue decreased approximately $16.3 million, or 2%, from $846.5 million in the year ended January 31, 2020 to $830.2 million in the year ended January 31, 2021. The decrease consisted of a $24.0 million decrease in product revenue, partially offset by a $7.7 million increase in service and support revenue. The decrease in product revenue was primarily driven by delayed purchasing decisions on large contracts, particularly on-premises arrangements, and reduced product spending by customers, both due to COVID-19, and a shift in spending by our customers towards our cloud solutions. Our product revenue can fluctuate from period to period as some large contracts can represent a significant share of our product revenue for a given period. The increase in service and support revenue was primarily driven by growth in recurring revenue as we continue to see positive demand from customers across our portfolio of cloud-based solutions, partially offset by a decrease in implementation revenue due to COVID-19 and related containment measures, including customer facility closures and travel restrictions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Cyber Intelligence Segment

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Cyber Intelligence revenue decreased approximately $13.6 million, or 3%, from $457.1 million in the year ended January 31, 2020 to $443.5 million in the year ended January 31, 2021. The decrease consisted of a $24.6 million decrease in product revenue, partially offset by an $11.0 million increase in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries due to delays attributed to the impact of COVID-19, as our customers shifted their attention to addressing operational challenges associated with the pandemic, a reduction in the amount of pass-through hardware reselling activity as we transitioned more of our business to a software model, and a decrease in progress realized during the current period on long-term projects for which revenue is recognized over time using the percentage-of-completion (“POC”) method. The increase in service and support revenue was primarily attributable to an increase in support revenue from existing customers and an increase in SaaS revenue, partially offset by a decrease in progress realized during the current year on long-term projects for which revenue is recognized over time using the POC method, and to a lesser extent a decrease in deployment services due to COVID-19 restrictions.

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products, unbundled SaaS, and the sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from cloud deployments, bundled SaaS, hosting services, optional managed services, installation services, initial and renewal support, project management, product warranties, and business advisory consulting and training services.

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,			% Change
(in thousands)	2021	2020	2019	2021 - 2020	2020 - 2019
Product revenue	$406,254	$454,875	$454,650	(11)%	—%
Service and support revenue	867,451	848,759	775,097	2%	10%
Total revenue	$1,273,705	$1,303,634	$1,229,747	(2)%	6%

Product Revenue

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Product revenue decreased approximately $48.6 million, from $454.9 million for the year ended January 31, 2020 to $406.3 million for the year ended January 31, 2021, resulting from a $24.6 million decrease in our Cyber Intelligence segment and a $24.0 million decrease in our Customer Engagement segment.

For additional information see “—Revenue by Operating Segment”.

Service and Support Revenue

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Service and support revenue increased approximately $18.7 million, or 2%, from $848.8 million for the year ended January 31, 2020 to $867.5 million for the year ended January 31, 2021, resulting from a $11.0 million increase in our Cyber Intelligence segment and a $7.7 million increase in our Customer Engagement segment.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,			% Change
(in thousands)	2021	2020	2019	2021 - 2020	2020 - 2019
Cost of product revenue	$96,161	$127,183	$129,922	(24)%	(2)%
Cost of service and support revenue	300,528	312,599	293,888	(4)%	6%
Amortization of acquired technology	18,905	23,984	25,403	(21)%	(6)%
Total cost of revenue	$415,594	$463,766	$449,213	(10)%	3%

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

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Cost of product revenue decreased approximately $31.0 million, or 24%, from $127.2 million for the year ended January 31, 2020 to $96.2 million for the year ended January 31, 2021, primarily due to decreased cost of product revenue in our Cyber Intelligence segment, driven primarily by a corresponding decrease in product revenue as discussed above, cost reduction initiatives we implemented related to COVID-19, including reducing employee costs and travel expenses, and a decrease in subcontractor costs resulting from prior investments to further productize our Cyber Intelligence portfolio. Our overall product gross margins increased from 72% in the year ended January 31, 2020 to 76% in the year ended January 31, 2021. Product gross margins in our Cyber Intelligence segment increased from 64% in the year ended January 31, 2020 to 73% in the year ended January 31, 2021 primarily due to a favorable change in product mix, as a result of an increase in software transactions during the current year, temporary cost reduction initiatives we implemented related to COVID-19, and a decrease in product customization work that is not considered a separate performance obligation driven by recent and ongoing investments to productize our Cyber Intelligence portfolio. Cyber Intelligence product margins are subject to considerable fluctuation from period to period based on the product mix sold. Product gross margins in our Customer Engagement segment decreased from 84% in the year ended January 31, 2020 to 83%

in the year ended January 31, 2021, primarily due to lower sales volume due to COVID-19, which resulted in revenue decreasing at a faster rate than product costs, including software amortization costs.

Cost of Service and Support Revenue

Cost of service and support revenue primarily consists of employee compensation and related expenses, contractor costs, hosting infrastructure costs, and travel expenses relating to installation, training, consulting, and maintenance services. Cost of service and support revenue also includes certain stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of service and support revenue is generally expensed as incurred in the period in which the services are performed.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Cost of service and support revenue decreased approximately $12.1 million, or 4%, from $312.6 million in the year ended January 31, 2020 to $300.5 million in the year ended January 31, 2021. The decrease was primarily due to a decrease in travel costs and employee compensation expenses as a result of cost reduction initiatives related to COVID-19, partially offset by an increase in data center and cloud costs associated with the increase in cloud revenue. Our overall service and support gross margin increased from 63% in the year ended January 31, 2020 to 65% in the year ended January 31, 2021, primarily due to temporary COVID-19 cost containment measures that we implemented.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Amortization of acquired technology decreased approximately $5.1 million, or 21%, from $24.0 million in the year ended January 31, 2020 to $18.9 million in the year ended January 31, 2021. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2021, partially offset by amortization expense of acquired technology intangible assets associated with business combinations that closed during the prior year, for which a full year of amortization expense is reflected in the current year.

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

The following table sets forth research and development, net for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,			% Change
(in thousands)	2021	2020	2019	2021 - 2020	2020 - 2019
Research and development, net	$240,169	$231,683	$209,106	4%	11%

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Research and development, net increased approximately $8.5 million, or 4%, from $231.7 million in the year ended January 31, 2020 to $240.2 million in the year ended January 31, 2021. The increase was primarily due to a $9.3 million increase in employee compensation and related expenses, excluding stock-based compensation, which largely reflected further investment to productize our Cyber Intelligence portfolio during its ongoing software model transition. In addition, costs related to the purchase of third-party software components to accelerate development increased $4.3 million and capitalized software development costs were lower by $2.6 million in the year ended January 31, 2021 compared to the year ended January 31, 2020. These increases to R&D expense were partially offset by a $3.9 million decrease in stock-based compensation as a result of a change in R&D employee bonus payment structure and cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $2.5 million decrease in travel related expenses, a $0.9 million decrease in contractor costs, and a $0.5 million decrease in R&D office expenses. Certain R&D costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter.

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

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,			% Change
(in thousands)	2021	2020	2019	2021 - 2020	2020 - 2019
Selling, general and administrative	$478,242	$488,871	$426,183	(2)%	15%

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Selling, general and administrative expenses decreased approximately $10.7 million, or 2%, from $488.9 million in the year ended January 31, 2020 to $478.2 million in the year ended January 31, 2021. This decrease was primarily attributable to cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $20.0 million decrease in travel related costs, a $7.5 million decrease in contractors used for corporate support activities, and a $7.0 million decrease in marketing related expenses due to the cancellation of certain sales and marketing events and trade shows. Certain selling, general and administrative costs that were temporarily reduced due to COVID-19 cost-saving initiatives were restored in the latter part of our fiscal second quarter. Additionally, stock-based compensation decreased by $13.6 million primarily due to a change in employee bonus payment structure and professional fees decreased by $7.9 million due to a shareholder proxy contest that impacted the year ended January 31, 2020. Selling, general, and administrative expenses were also impacted by a $4.0 million decrease due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.5 million in the year ended January 31, 2020 to a net benefit of $4.5 million during the year ended January 31, 2021, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. These decreases were partially offset by a $41.9 million increase in expenses related to the Spin-Off, a $4.7 million increase in depreciation expense on fixed assets used for general administration purposes, and a $3.1 million increase in employee compensation and related expenses, excluding stock-based compensation.

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

The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,			% Change
(in thousands)	2021	2020	2019	2021 - 2020	2020 - 2019
Amortization of other acquired intangible assets	$30,995	$31,458	$31,010	(1)%	1%

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Amortization of other acquired intangible assets decreased approximately $0.5 million, or 1%, from $31.5 million in the year ended January 31, 2020 to $31.0 million in the year ended January 31, 2021. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2021, partially offset by amortization expense associated with acquired intangible assets from business combinations that closed during the prior year, for which a full year of amortization expense is reflected in the current year.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Divestitures” to our consolidated financial statements included under Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,			% Change
(in thousands)	2021	2020	2019	2021 - 2020	2020 - 2019
Interest income	$2,808	$5,620	$4,777	(50)%	18%
Interest expense	(39,975)	(40,378)	(37,344)	(1)%	8%
Other income (expense):
Foreign currency gains (losses)	98	(56)	(5,519)	*	(99)%
(Losses) gains on derivatives	(1,362)	599	2,511	*	(76)%
Change in fair value of future tranche right	(56,146)	—	—	*	—%
Other, net	2,095	(338)	(898)	*	(62)%
Total other (expense) income, net	(55,315)	205	(3,906)	*	(105)%
Total other expense, net	$(92,482)	$(34,553)	$(36,473)	168%	(5)%

* Percentage is not meaningful.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Total other expense, net, increased by $57.9 million from $34.6 million in the year ended January 31, 2020 to $92.5 million in the year ended January 31, 2021.

Interest income decreased from $5.6 million in the year ended January 31, 2020 to $2.8 million in the year ended January 31, 2021 due to a decrease in average interest rates, partially offset by interest earned on higher cash balances.

Interest expense decreased to $40.0 million in the year ended January 31, 2021 from $40.4 million in the year ended January 31, 2020 primarily due to lower interest rates on outstanding borrowings discussed in Note 7, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report.

We recorded $0.1 million of net foreign currency gains in the year ended January 31, 2021 compared to $0.1 million of net foreign currency losses in the year ended January 31, 2020. Our foreign currency gains and losses are primarily the result of the fluctuation of the value of the U.S. dollar relative to other foreign currencies, mainly the euro, Israeli shekel, Brazilian real and British pound sterling.

In the year ended January 31, 2021, there were net losses on derivative financial instruments (not designated as hedging instruments) of $1.4 million, compared to $0.6 million of net gains on such instruments for the year ended January 31, 2020. The net losses in the current period are primarily the result of an unrealized loss associated with our interest rate swap contract, and to a lesser extent losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

In the year ended January 31, 2021, we recorded a non-cash Future Tranche Right revaluation loss of $56.1 million. This non-cash charge for the period relates to the mark-to-market adjustment of the Future Tranche Right (right of the Apax Investor to purchase Series B Preferred Stock at a future date), issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to a significant increase in our stock price during the period, which increased the estimated fair value of the Future Tranche Right. Our diluted net income per common share for the year ended January 31, 2021 would have been $0.85 higher without this non-cash charge. The Future Tranche Right will be remeasured at each reporting period until the redemption feature is exercised in connection with the sale and issuance of the Series B Preferred Stock, which is expected to occur during our first fiscal quarter ending April 30, 2021. Following the closing of the Series B Preferred Stock issuance, the Future Tranche Right will cease to exist, and no further charges (or benefits) will be recorded. Please refer to Note 9, “Convertible Preferred Stock” and Note 13, “Fair Value Measurements” to our consolidated financial statements included under Item 8 of this report for additional information regarding the Future Tranche Right.

We recorded $2.1 million of other, net income in the year ended January 31, 2021 compared to $0.3 million of other, net expenses in the year ended January 31, 2020. The other, net income in the current period is due primarily to a $3.2 million unrealized gain from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period and a $0.6 million realized gain recognized upon the receipt of proceeds related to the partial sale of the same equity investment during the period, partially offset by fees in connection with our second amendment to the 2017 Credit Agreement. Further discussion of the second amendment to the 2017 Credit Agreement appears in Note 7, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Provision for income taxes	$16,330	$17,620	$7,542

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Our effective income tax rate was 100.7% for the year ended January 31, 2021, compared to an effective income tax rate of 33.1% for the year ended January 31, 2020. For the year ended January 31, 2021, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to a non-deductible expense for the change in fair value of the Future Tranche Right of $11.8 million and the impact of U.S. taxation of certain foreign activities of $4.5 million. The effective tax rate is further impacted by the mix and levels of income and losses among taxing jurisdictions, changes in valuation allowances, and changes in unrecognized income tax benefits.

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

On December 4, 2019, we announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019, the Apax Investor initially purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020, with an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. Following the closing of the Series A Preferred Stock investment, Apax’s ownership in us on an as-converted basis was approximately 5.5% as of January 31, 2021. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. Based on the adjusted conversion price, Apax’s ownership in us on an as-converted basis is currently approximately 7.5%. In connection with the completion of the Spin-Off, the Apax Investor will purchase, subject to certain conditions, $200.0 million of Series B Preferred Stock in Verint, which is expected to occur during our first fiscal quarter ending April 30, 2021. The Series B Preferred Stock will be convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. Following the issuance of the Series B Preferred Stock, Apax’s ownership in us on an as-converted basis is expected to be between 12% and 13%.

Each series of convertible preferred stock will pay dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A Preferred Stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of convertible preferred stock. During the year ended January 31,

2021, we used the proceeds from the initial Apax investment to repay outstanding indebtedness, including borrowings under our revolving credit facility, that were used to fund a portion of our stock repurchase program (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. We plan to use the proceeds from the Series B Preferred Stock investment to repay outstanding indebtedness and/or for general corporate purposes. Refer to Note 9, “Convertible Preferred Stock”, to our consolidated financial statement included under Part II, Item 8 of this report for more information regarding the Apax convertible preferred stock investment.

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service, stock repurchases, to pay dividends on the convertible preferred stock, and periodically for business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is currently sufficient to support our business operations, including debt service, capital expenditure requirements, and the payment of dividends on the convertible preferred stock.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”), and again on June 8, 2020 (the “2020 Amendment”). Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off within the parameters set forth in the 2017 Credit Agreement, as amended, and our Notes are not deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the Notes then outstanding as well as the final interest payment on the Notes due at maturity, into an escrow account maintained by JPMorgan Chase Bank, N.A., as escrow agent, in satisfaction of the cash collateralization provisions of the 2020 Amendment. Further discussion of our 2017 Credit Agreement as amended, appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $74.1 million of net cash expended for business acquisitions during the year ended January 31, 2020. There were no business acquisitions during the year ended January 31, 2021.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $348.1 million and $426.6 million as of January 31, 2021 and 2020, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $15.7 million and $26.3 million, at January 31, 2021 and 2020, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of January 31, 2021, and withholding taxes of approximately $16.2 million accrued as of January 31, 2021, with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Cash and cash equivalents	$663,843	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	27,057	43,860
Short-term investments	51,013	20,215
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$741,913	$443,221
Total debt, including current portions	$789,494	$837,048

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and the payment of dividends on the convertible preferred stock, we expect that our primary usage of cash will be for business combinations, the repayment of outstanding indebtedness, and to repurchase shares of common stock under our new stock repurchase program (subject to the terms of our 2017 Credit Agreement). Further discussion regarding this new stock repurchase program appears in the “Liquidity and Capital Resources Requirements” section below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$253,846	$237,904	$215,251
Net cash used in investing activities	(37,243)	(125,801)	(175,723)
Net cash provided by (used in) financing activities	71,933	(111,322)	(21,881)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(60)	(1,823)	(3,158)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$288,476	$(1,042)	$14,489

Our operating activities generated $253.8 million of cash during the year ended January 31, 2021, which was supplemented by $71.9 million of net cash provided by financing activities, and partially offset by $37.2 million of net cash used in investing activities during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items, and working capital changes. Operating activities generated $253.8 million of net cash during the year ended January 31, 2021, compared to $237.9 million generated during the year ended January 31, 2020. Our improved operating cash flow in the current year was primarily due to a $2.7 million decrease in the non-financing portion of payments under contingent consideration arrangements, a favorable impact on operating cash flow from changes in operating assets and liabilities and the net effect of non-cash items, as compared to the prior period, partially offset by $8.9 million of higher combined interest and net income tax payments and a net loss for the year ended January 31, 2021 as compared to net income in the prior year.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the year ended January 31, 2021, our investing activities used $37.2 million of net cash, including $40.3 million of payments for property, equipment, and capitalized software development and $30.2 million of net purchases of short-term investments, partially offset by a $31.2 million decrease in restricted bank time deposits during the period. Restricted bank time deposits are typically deposits, which do not qualify as cash equivalents, used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

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

We had no significant commitments for capital expenditures at January 31, 2021.

Net Cash Provided by (Used in) Financing Activities

For the year ended January 31, 2021, our financing activities generated $71.9 million of net cash primarily due to $197.3 million of net proceeds from the issuance of preferred stock and $155.0 million of proceeds from borrowings under our revolving credit facility used to fund our stock repurchase program, partially offset by $207.2 million for repayments of borrowings and other financing obligations, $36.8 million of payments for share repurchases, $14.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $13.0 million of payments to repurchase $13.1 million principal amount of our convertible notes, $5.4 million of distributions and dividends to the noncontrolling shareholders of two of our subsidiaries, $2.3 million of payments for debt-related costs, and $1.6 million of payments of Series A Preferred Stock dividends.

For the year ended January 31, 2020, our financing activities used $111.3 million of net cash, the most significant portions of which were $113.7 million of payments for share repurchases, $24.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, payments of $6.0 million related to deferred purchase price of a prior period business combination, $6.5 million for repayments of borrowings and other financing obligations, and $5.5 million of distributions and dividends to the noncontrolling shareholders of two of our subsidiaries. The cash used by these financing activities was partially offset by $45.0 million of proceeds from borrowings under our revolving credit facility used to fund our stock repurchase program.

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

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. During the year ended January 31, 2021, we acquired approximately 613,000 shares of our common stock at a cost of $34.0 million under this program. During the year ended January 31, 2020, we acquired approximately 2,119,000 shares of our common stock at a cost of $116.1 million under this program, of which $2.8 million was settled in cash in February 2020. Total repurchases under the program, which expired on February 1, 2021, were $150.1 million.

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we may repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. Repurchases are expected to be financed with available cash of up to 60% of our free cash flow during such period (as determined by management), subject to compliance with applicable laws, rules and regulations. Please refer to Note 19, “Subsequent Events”, for more information regarding this stock repurchase program.

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

The Notes are unsecured and are convertible into cash for the principal amount outstanding, with the incremental conversion value settled in shares. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the Notes then outstanding as well as the final interest payment on the Notes due at maturity, into an escrow account to cash collateralize the Notes. We currently expect to retire the Notes at or prior to maturity using our existing cash (including the amounts in escrow) and/or with proceeds from the issuance of new equity or debt.

As of January 31, 2021, the Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares if all of the Notes were converted. Based on the closing market price of our common stock on January 31, 2021, the if-converted value of the Notes was approximately $56.2 million greater than the aggregate principal amount of the Notes. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of Notes, which represents an effective conversion price of $40.55 per share of common stock and would result in the issuance of approximately 9,541,000 shares if all of the Notes were converted. Upon adjustment of the conversion ratio on the date of Spin-Off, the if-converted value of the Notes continued to be greater than the aggregate principal amount of the Notes.

During the year ended January 31, 2021, we repurchased $13.1 million principal amount of our Notes in open market transactions for an aggregate of $13.0 million in cash. As of January 31, 2021, the outstanding principal of the Notes was $386.9 million, which is classified within current maturities of long-term debt on our consolidated balance sheet as the Notes are due June 1, 2021.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). Prior to the Spin-Off, the combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of the conversion rate adjustments, the Note Hedges and the Warrants will serve to increase the effective conversion price for the Notes to $47.18 per share. The Note Hedges and Warrants are each separate instruments from the Notes.

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,541,000 shares of our common stock at a price of $40.55, which is equal to the adjusted conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. As we intend to settle the principal amount of the Notes in cash, the Note Hedges will be used to offset any potential dilution resulting from conversion if the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2021, we had not purchased any shares of our common stock under the Note Hedges.

The Note repurchases executed during the year ended January 31, 2021 described above did not change the number of common shares subject to the Note Hedges. However, since a Note conversion is a prerequisite to exercising the call right under the Note Hedges, the number of common shares subject to call under the Note Hedges was effectively reduced since the repurchased Notes can no longer be converted.

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the Warrants now provide the counterparties rights to acquire from us up to approximately 9,541,000 shares of our common stock at a price of $47.18 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2021, no Warrants had been exercised and all Warrants remained outstanding.

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

On June 8, 2020, we entered into a second amendment to the 2017 Credit Agreement (the “2020 Amendment”). Pursuant to the 2020 Amendment, we were permitted to effect the previously announced Spin-Off of our Cyber Intelligence Solutions business within the parameters set forth in the 2017 Credit Agreement, as amended, and our Notes will not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. On February 26, 2021, we deposited approximately $390 million of cash, representing the full principal amount of the Notes then outstanding as well as the final interest payment on the Notes due at maturity, into an escrow account in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the term loan and revolving credit facility will not be accelerated to March 1, 2021 as a result of any Convertible Notes remaining outstanding on or after that date. Refer to Note 19, “Subsequent Events” to our consolidated financial statements included under Part II, Item 8 of this report for more information regarding the cash collateralization of our Notes.

We currently expect to retire the Notes at or prior to maturity using our existing cash (including the amounts in escrow) and/or with proceeds from the issuance of new equity or debt.

For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Leverage Ratio. During the six months ended July 31, 2020, we increased borrowings under our revolving credit facility by $155.0 million to a total of $200.0 million, the proceeds of which were used to fund a portion of our stock repurchase program and for general corporate purposes. During the three months ended October 31, 2020, we repaid the $200.0 million of borrowings in full using cash on hand.

As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.34% at January 31, 2021. As of January 31, 2020, the interest rate on the 2017 Term Loan was 3.85%.

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

Prior to May 1, 2020, the 2018 Swap was designated as a cash flow hedge for accounting purposes and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and were reclassified into the consolidated statement of operations within interest expense in the periods in which the hedged transactions affected earnings.

On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap are being accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after tax, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, will be amortized to interest expense in the statement of operations over the remaining term of the 2018 Swap, as the hedged interest payments occur.

Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At January 31, 2021, our Leverage Ratio was approximately 2.0 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, leases for office space and open non-cancellable purchase orders. We disclose our long-term debt in Note 7, “Long Term Debt,” our lease obligations in Note 16, “Leases,” and our unconditional purchase obligations in Note 17, “Commitments and Contingencies” to our consolidated financial statements included under Item 8 of this report. We have no current plans to lease significant additional office space and many of our existing lease agreements provide us with the option to renew.

As of January 31, 2021, our unconditional purchase obligations totaled approximately $203.8 million. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our consolidated balance sheet at January 31, 2021 included $21.3 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.4 million) for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the year ended January 31, 2021, we made $20.1 million of payments under contingent consideration arrangements. As of January 31, 2021, potential future cash payments, and earned consideration expected to be paid, subsequent to January 31, 2021, under contingent consideration arrangements, total $30.6 million, the estimated fair value of which was $18.6 million, including $12.5 million reported in accrued expenses and other current liabilities, and $6.1 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

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

Interest Rate Risk on Our Debt

In June 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021. Effective December 1, 2020, until the close of business on the second scheduled trading day immediately preceding the June 1, 2021 maturity date, holders may surrender their Notes for conversion regardless of whether any of the other specified conditions for conversion have been satisfied. Upon conversion, we will pay the holders cash for the principal amount outstanding and the incremental conversion value will be settled in shares. Concurrent with the issuance of the Notes, we entered into the Note Hedges and sold the Warrants. These separate transactions were completed to reduce our exposure to potential dilution upon conversion of the Notes.

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

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The margin for the 2017 Term loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio. As of January 31, 2021, we have $410.1 million of outstanding term loan borrowings. As of January 31, 2021, the interest rate on our term loan borrowings was 2.14%.

Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate risks associated with the variable interest rates on the term loan borrowings, in April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of our prior interest rate swap agreement in September 2019, under which we pay interest at a fixed rate of 2.949% and receive variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty occur on a quarterly basis and began on November 1, 2019. The 2018 Swap was designated as a cash flow hedge for accounting purposes until May 1, 2020, which was an interest rate reset date on our 2017 Term Loan. We selected an interest rate other than the three-month LIBOR, and as a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap are being accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after tax, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, will be reclassified to the statement of operations as interest expense over the remaining term of the 2018 Swap, as the hedged interest payments occur until the maturity on June 29, 2024. As of January 31, 2021, the fair value of the 2018 Swap was a loss of $17.9 million.

The periodic interest rates on borrowings under the 2017 Credit Agreement are currently a function of several factors, the most important of which is LIBOR, which is the rate we elect for the vast majority of our periodic interest rate reset events.

The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced that it would consider ceasing the publication of the one week and two-month U.S. dollar LIBOR settings at the end of 2021 and phase out the remaining U.S. dollar LIBOR settings by June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings. We cannot assure you that an alternative to LIBOR (on which the Eurodollar Rate is based) that we find acceptable will be available to us.

Excluding the impact of the interest swap agreement, upon our borrowings as of January 31, 2021, for each 1.00% increase in the applicable LIBOR rate, our annual interest expense would increase by approximately $4.2 million.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits, and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2021.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2021 and 2020, we had cash and cash equivalents totaling approximately $663.8 million and $379.1 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $42.8 million and $70.2 million, respectively, of restricted cash, cash equivalents, and restricted bank time deposits (including long-term portions) which were not available for general operating use. These restricted balances primarily represent deposits to secure bank guarantees in connection with customer sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $51.0 million and $20.2 million at January 31, 2021 and 2020, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2022, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2021. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and cash equivalents, bank time deposits, and short-term investments to increase or decrease by approximately $3.8 million, assuming a similar level of investments in the year ending January 31, 2022 as in the year ended January 31, 2021.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts, and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

Foreign Currency Exchange Risk

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there are changes in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. dollars results in an unrealized gain or loss which is recorded as a component of accumulated other comprehensive loss within stockholders’ equity.

For the year ended January 31, 2021, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, Singapore, Australia, Brazil, and India. We also generate some portion of our revenue in foreign currencies, mainly the euro,

British pound sterling, Singapore dollar, Australian dollar, Indian rupee, and Brazilian real. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impact from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reported within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency gains of $0.1 million, and net foreign currency losses of $0.1 million and $5.5 million for the years ended January 31, 2021, 2020, and 2019 respectively.

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

During the years ended January 31, 2021, 2020, and 2019, respectively, we recorded $0.1 million of net losses, and $0.6 million, and $1.9 million of net gains on foreign currency forward contracts not designated as hedges for accounting purposes. We had $0.4 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2021, with notional amounts totaling $61.4 million. We had $0.7 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2020, with notional amounts totaling $89.0 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2021. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $4.4 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated fair value of these financial instruments by approximately $5.4 million.

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

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future labor hours and labor hours at completion included the following, among others:
•We tested the effectiveness of controls over revenue recognized over time, including those over labor hours incurred to date and estimates of future labor hours at completion.
•We selected a sample of contracts accounted for over time that required significant customization of the software and performed the following;
–Evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.
–Tested the completeness and accuracy of labor hours incurred by agreeing to supporting documentation and time-charged records and corroborating the labor hours incurred with project managers.
–Evaluated the reasonableness and consistency of the methods and assumptions used by management to develop the estimates of future labor hours and labor hours at completion.
–Evaluated management’s ability to achieve the estimates of future labor hours and labor hours at completion by comparing the estimates to management’s work plans and performing corroborating inquiries with the Company’s project managers related to their expectation of labor hours at completion.
•Evaluated management’s ability to estimate total labor hours by comparing the estimated labor hours at contract inception to actual labor hours incurred at project completion or as of year-end.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 31, 2021

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$663,843	$379,146
Restricted cash and cash equivalents, and restricted bank time deposits	27,057	43,860
Short-term investments	51,013	20,215
Accounts receivable, net of allowance for doubtful accounts of $6.2 million and $5.3 million, respectively	381,158	382,435
Contract assets, net	57,033	64,961
Inventories	20,083	20,495
Prepaid expenses and other current assets	77,555	87,946
Total current assets	1,277,742	999,058
Property and equipment, net	106,242	116,111
Operating lease right-of-use assets	88,889	102,149
Goodwill	1,485,590	1,469,211
Intangible assets, net	149,043	197,764
Deferred income taxes	14,489	13,802
Other assets	139,300	117,963
Total assets	$3,261,295	$3,016,058

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$76,975	$71,604
Accrued expenses and other current liabilities	311,706	229,698
Current maturities of long-term debt	386,713	4,250
Contract liabilities	388,045	397,350
Total current liabilities	1,163,439	702,902
Long-term debt	402,781	832,798
Long-term contract liabilities	38,539	40,565
Operating lease liabilities	79,886	90,372
Deferred income taxes	36,976	39,829
Other liabilities	51,641	67,155
Total liabilities	1,773,262	1,773,621
Commitments and Contingencies
Temporary Equity:
Preferred stock - $0.001 par value; authorized 2,207,000; Series A Preferred Stock; 200,000 shares issued and outstanding at January 31, 2021; no shares issued and outstanding at January 31, 2020; aggregate liquidation preference and current redemption value of $206,067 at January 31, 2021.	200,628	—
Equity component of currently redeemable convertible notes	4,841	—
Total temporary equity	205,469	—
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 70,177,000 and 68,529,000; outstanding 65,773,000 and 64,738,000 shares at January 31, 2021 and 2020, respectively	70	68
Additional paid-in capital	1,726,166	1,660,889
Treasury stock, at cost 4,404,000 and 3,791,000 shares at January 31, 2021 and 2020, respectively	(208,124)	(174,134)
Accumulated deficit	(113,797)	(105,590)
Accumulated other comprehensive loss	(136,878)	(151,865)
Total Verint Systems Inc. stockholders' equity	1,267,437	1,229,368
Noncontrolling interests	15,127	13,069
Total stockholders' equity	1,282,564	1,242,437
Total liabilities, temporary equity, and stockholders' equity	$3,261,295	$3,016,058

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2021	2020	2019
Revenue:
Product	$406,254	$454,875	$454,650
Service and support	867,451	848,759	775,097
Total revenue	1,273,705	1,303,634	1,229,747
Cost of revenue:
Product	96,161	127,183	129,922
Service and support	300,528	312,599	293,888
Amortization of acquired technology	18,905	23,984	25,403
Total cost of revenue	415,594	463,766	449,213
Gross profit	858,111	839,868	780,534
Operating expenses:
Research and development, net	240,169	231,683	209,106
Selling, general and administrative	478,242	488,871	426,183
Amortization of other acquired intangible assets	30,995	31,458	31,010
Total operating expenses	749,406	752,012	666,299
Operating income	108,705	87,856	114,235
Other income (expense), net:
Interest income	2,808	5,620	4,777
Interest expense	(39,975)	(40,378)	(37,344)
Other (expense) income, net	(55,315)	205	(3,906)
Total other expense, net	(92,482)	(34,553)	(36,473)
Income before provision for income taxes	16,223	53,303	77,762
Provision for income taxes	16,330	17,620	7,542
Net (loss) income	(107)	35,683	70,220
Net income attributable to noncontrolling interests	7,160	6,999	4,229
Net (loss) income attributable to Verint Systems Inc.	(7,267)	28,684	65,991
Dividends on preferred stock	(7,656)	—	—
Net (loss) income attributable to Verint Systems Inc. common shares	$(14,923)	$28,684	$65,991

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.23)	$0.43	$1.02
Diluted	$(0.23)	$0.43	$1.00

Weighted-average common shares outstanding:
Basic	65,173	66,129	64,913
Diluted	65,173	67,355	66,245

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended January 31,
(in thousands)	2021	2020	2019
Net (loss) income	$(107)	$35,683	$70,220
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	17,794	(772)	(34,485)
Net increase (decrease) from foreign exchange contracts designated as hedges	37	1,786	(4,774)
Net decrease from interest rate swap designated as a hedge	(3,168)	(9,473)	(4,028)
Benefit for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	636	1,809	1,466
Other comprehensive income (loss)	15,299	(6,650)	(41,821)
Comprehensive income	15,192	29,033	28,399
Comprehensive income attributable to noncontrolling interests	7,472	6,989	4,173
Comprehensive income attributable to Verint Systems Inc.	$7,720	$22,044	$24,226

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2018	63,836	$65	$1,519,724	$(57,425)	$(238,312)	$(103,460)	$1,120,592	$11,744	$1,132,336
Net income	—	—	—	—	65,991	—	65,991	4,229	70,220
Other comprehensive loss	—	—	—	—	—	(41,765)	(41,765)	(56)	(41,821)
Stock-based compensation - equity-classified awards	—	—	57,659	—	—	—	57,659	—	57,659
Common stock issued for stock awards and stock bonuses	1,501	2	8,883	—	—	—	8,885	—	8,885
Treasury stock acquired	(4)	—	—	(173)	—	—	(173)	—	(173)
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	60	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(4,409)	(4,409)
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	38,047	—	38,047	—	38,047
Balances as of January 31, 2019	65,333	67	1,586,266	(57,598)	(134,274)	(145,225)	1,249,236	11,568	1,260,804
Net income	—	—	—	—	28,684	—	28,684	6,999	35,683
Other comprehensive loss	—	—	—	—	—	(6,640)	(6,640)	(10)	(6,650)
Stock-based compensation - equity-classified awards	—	—	65,080	—	—	—	65,080	—	65,080
Common stock issued for stock awards and stock bonuses	1,531	1	9,543	—	—	—	9,544	—	9,544
Treasury stock acquired	(2,126)	—	—	(116,536)	—	—	(116,536)	—	(116,536)
Dividends or distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,488)	(5,488)
Balances as of January 31, 2020	64,738	68	1,660,889	(174,134)	(105,590)	(151,865)	1,229,368	13,069	1,242,437
Net (loss) income	—	—	—	—	(7,267)	—	(7,267)	7,160	(107)
Other comprehensive income	—	—	—	—	—	14,987	14,987	312	15,299
Stock-based compensation - equity-classified awards	—	—	63,005	—	—	—	63,005	—	63,005
Common stock issued for stock awards and stock bonuses	1,646	2	14,108	—	—	—	14,110	—	14,110
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Dividends or distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,414)	(5,414)
Preferred stock dividends	—	—	(6,789)	—	—	—	(6,789)	—	(6,789)
Reacquisition of equity component from convertible notes repurchases, net of taxes	—	—	(218)	—	—	—	(218)	—	(218)
Temporary equity reclassification	—	—	(4,841)	—	—	—	(4,841)	—	(4,841)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of January 31, 2021	65,773	$70	$1,726,166	$(208,124)	$(113,797)	$(136,878)	$1,267,437	$15,127	$1,282,564

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(107)	$35,683	$70,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,408	91,532	88,915
Provision for doubtful accounts	3,777	2,572	2,746
Stock-based compensation, excluding cash-settled awards	62,289	82,698	66,657
Change in fair value of future tranche right	56,146	—	—
Amortization of discount on convertible notes	12,883	12,490	11,850
(Benefit) provision from deferred income taxes	(3,735)	2,145	(3,017)
Non-cash losses (gains) on derivative financial instruments, net	1,362	(599)	(2,511)
Other non-cash items, net	(8,188)	4,544	(2,328)
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(2,288)	(6,894)	(21,520)
Contract assets	8,379	(1,470)	5,751
Inventories	(1,508)	1,752	(8,208)
Prepaid expenses and other assets	(16,736)	13,523	(4,753)
Accounts payable and accrued expenses	49,430	(14,488)	(15,648)
Contract liabilities	(11,332)	27,575	32,919
Other liabilities	902	(13,290)	(7,328)
Other, net	2,164	131	1,506
Net cash provided by operating activities	253,846	237,904	215,251

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	—	(74,096)	(90,022)
Purchases of property and equipment	(27,880)	(35,028)	(31,686)
Purchases of investments	(151,116)	(47,407)	(59,065)
Maturities and sales of investments	120,937	59,324	33,118
Settlements of derivative financial instruments not designated as hedges	159	3,093	1,335
Cash paid for capitalized software development costs	(12,444)	(17,222)	(7,320)
Change in restricted bank time deposits, including long-term portion	31,238	(14,215)	(21,304)
Other investing activities	1,863	(250)	(779)
Net cash used in investing activities	(37,243)	(125,801)	(175,723)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and future tranche right, net of issuance costs	197,254	—	—
Proceeds from borrowings	155,000	45,000	—
Repayments of borrowings and other financing obligations	(207,165)	(6,478)	(5,983)
Payments to repurchase convertible notes	(13,032)	—	—
Payments of equity issuance, debt issuance, and other debt-related costs	(2,287)	(212)	(206)
Dividends or distributions paid to noncontrolling interests	(5,414)	(5,488)	(4,409)
Purchases of treasury stock	(36,836)	(113,690)	(173)
Preferred stock dividend payments	(1,589)	—	—
Payments of deferred purchase price and contingent consideration for business combinations (financing portion) and other financing activities	(13,998)	(30,454)	(11,110)
Net cash provided by (used in) financing activities	71,933	(111,322)	(21,881)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(60)	(1,823)	(3,158)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	288,476	(1,042)	14,489
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	411,657	412,699	398,210

	Year Ended January 31,
(in thousands)	2021	2020	2019
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$700,133	$411,657	$412,699

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year to the consolidated balance sheets:
Cash and cash equivalents	$663,843	$379,146	$369,975
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	25,910	24,513	40,152
Restricted cash and cash equivalents included in other assets	10,380	7,998	2,572
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$700,133	$411,657	$412,699

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

On February 1, 2021, we completed the previously announced spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business (the “Cognyte Business”). Cognyte is a global leader in security analytics software that empowers governments and enterprises with Actionable Intelligence® for a safer world. Please see “Recent Developments” section below for more details related to the Spin-Off.

Verint helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships. Through the Verint Cloud Platform, we offer our customers and partners solutions that are based on artificial intelligence (AI) and analytics to automate workflows across enterprise silos to optimize workforce expense and drive an elevated consumer experience. These solutions are used by approximately 10,000 organizations in 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as small to medium sized business (SMB) organizations.

Verint is headquartered in Melville, New York, and has more than 40 offices worldwide. We have approximately 4,300 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Recent Developments

On February 1, 2021, the spin-off of Cognyte was completed by way of a pro rata distribution in which each holder of Verint’s common stock, par value $0.001 per share, received one ordinary share of Cognyte, no par value, for every share of common stock of Verint held of record as of the close of business on January 25, 2021 (the “Record Date”). After the distribution, we do not beneficially own any ordinary shares of Cognyte and will no longer consolidate Cognyte into our financial results for periods ending after January 31, 2021. The Spin-Off is intended to be generally tax-free to our stockholders for U.S. federal income tax purposes. Please refer to Note 19, “Subsequent Events,” for a more detailed discussion of the Spin-Off.

On December 4, 2019, we announced that Valor Parent LP (the “Apax Investor”), an affiliate of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor initially purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) in an issuance that closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor will purchase, subject to certain conditions, $200.0 million of Series B convertible preferred stock (“Series B Preferred Stock”) in Verint, as the entity holding the Customer Engagement Solutions business. Following the closing of the Series A Preferred Stock investment, and after giving effect to the Spin-Off, Apax’s ownership in us on an as-converted basis is approximately 7.5%. Upon issuance of the Series B Preferred Stock, which is expected to occur during our first fiscal quarter ending April 30, 2021, Apax’s ownership in us on an as-converted basis is expected to be between 12% and 13%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including us, our customers, partners, and vendors, have implemented actions in response, including among others, office closings, site restrictions, and employee travel restrictions. Notwithstanding the loosening of these restrictions in certain countries in certain periods since the onset of the pandemic, the global spread of

COVID-19 and actions taken in response have negatively affected us, our customers, partners, and vendors and caused significant economic and business disruption the extent and duration of which is not currently known. In response to these challenges, we quickly adjusted our operations to work from home and we believe our business continuity plan is working well. We are continuously monitoring and assessing the impact of the COVID-19 pandemic, including recommendations and orders issued by government and public health authorities in countries where we operate. We continue to work to help our customers during this difficult time and are managing our operations with a view to resuming normal business activity as soon as possible.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of January 31, 2021 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Restricted Cash and Cash Equivalents, and Restricted Bank Time Deposits

Restricted cash and cash equivalents, and restricted bank time deposits are pledged as collateral or otherwise restricted as to use for vendor payables, general liability insurance, workers’ compensation insurance, warranty programs, and other obligations.

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. We held no marketable debt securities at January 31, 2021 and 2020. Investments with maturities in excess of one year are included in other assets.

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

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable and contract assets are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. There were two customers in our Cyber Intelligence segment that combined accounted for $72.6 million and $51.7 million of our aggregated accounts receivable and contract assets, at January 31, 2021 and 2020, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the United States., which we believe present insignificant credit risk.

Allowance for Doubtful Accounts

We adopted Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments on February 1, 2021. ASU No. 2016-13 requires us to make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables over the lifetime of the receivables. Our allowance for doubtful accounts or expected credit losses is estimated based on an analysis of the aging of our accounts receivable and contract assets, historical write-offs, customer payment patterns, individual customer creditworthiness, current economic trends, reasonable and supportable forecasts of future economic conditions, and/or establishment of specific reserves for customers in adverse financial condition. We write-off an account receivable and charge it against its recorded allowance at the point when it is considered uncollectible. We assess the adequacy of the allowance for doubtful accounts on a quarterly basis.

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Allowance for doubtful accounts, beginning of year	$5,324	$3,777	$2,217
Cumulative effect of adoption of ASU No. 2016-13	1,012	—	—
Provisions charged to expense	3,707	2,572	2,746
Amounts written off	(3,853)	(1,176)	(1,172)
Other, including fluctuations in foreign exchange rates	(22)	151	(14)
Allowance for doubtful accounts, end of year	$6,168	$5,324	$3,777

Our estimated expected credit losses associated with contract assets were not material as historical write-offs have been insignificant.

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

As of January 31, 2021, we conducted our business through two operating segments, which are also our reportable segments—Customer Engagement (“Customer Engagement”) and Cyber Intelligence (“Cyber Intelligence”). Organizing our business through two operating segments allowed us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products, and technology. Our Chief Executive Officer is our CODM, who primarily reviews segment revenue and segment operating contribution when assessing the financial performance of our segments and allocating resources. On February 1, 2021, we completed the Spin-Off of Cognyte, whose business and operations consisted of our former Cyber Intelligence Solutions business, into an independent public company.

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

Please refer to Note 18, “Segment, Geographic, and Significant Customer Information” for further details regarding our operating segments.

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

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2021, our reporting units were Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, a component of our Cyber Intelligence operating segment.

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

•Level 2:  inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•Level 3:  unobservable inputs that are supported by little or no market activity.

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2021 and 2020.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further remeasured at each reporting date and at settlement. Gains and losses recognized upon such remeasurements are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency gains of $0.1 million, and net foreign currency losses of $0.1 million and $5.5 million for the years ended January 31, 2021, 2020, and 2019, respectively.

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

Net (Loss) Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net (loss) income per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net (loss) income per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award’s vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions.

Upon conversion of our 1.50% convertible senior notes due June 1, 2021 (the “Notes”), further details for which appear in Note 7, “Long-Term Debt,” we are currently obligated to settle the principal amount of the Notes in cash upon conversion and as a result, only the amounts payable in excess of the principal amounts of the Notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Our financial instruments within the scope of this guidance primarily includes accounts receivable and contract assets. On February 1, 2020, we adopted the new standard under the modified retrospective approach, such that comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of ASU No. 2016-13 resulted in a $1.1 million increase in our allowance for expected credit losses related to accounts receivable and contract assets, a $0.2 million increase to deferred tax assets, and an impact of $0.9 million to our accumulated deficit. The new accounting standard did not have a material impact on our consolidated financial statements, including accounting policies, given our limited historical write-off activity.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the consolidated balance sheet as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the consolidated income statement as the related fees of the arrangement. We adopted ASU No. 2018-15 prospectively to eligible costs incurred on or after February 1, 2020 and the implementation did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to The Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements. Since the standard affects only disclosure requirements, the adoption of the standard did not have an impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU No. 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU No. 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share and requires the if-converted method. The provisions of ASU No. 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We are required to adopt this standard in the first quarter of the year ending January 31, 2023. The update permits the use of either the modified retrospective or fully retrospective method of transition. We are currently reviewing this standard to assess the impact on our consolidated financial statements.

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

2.REVENUE RECOGNITION

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. When an arrangement contains multiple performance obligations, we account for individual performance obligations separately if they are distinct. We recognize revenue through the application of the following five steps:

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

Nature of Goods and Services

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products, unbundled SaaS and the sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from cloud deployments, bundled SaaS, hosting services, optional managed services, installation services, initial and renewal support, project management, product warranties, and business advisory consulting, and training services.

Our software licenses either provide our customers a perpetual right to use our software or, in the case of unbundled SaaS, the right to use our software for only a fixed term, in most cases between a one- and three-year time frame. Generally, our contracts do not provide significant services of integration and customization and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer. We rarely sell our software licenses on a standalone basis and as a result SSP is not directly observable and must be estimated. We apply the adjusted market assessment approach, considering both market conditions and entity specific factors such as assessment of historical data of bundled sales of software licenses with other promised goods and services in order to maximize the use of observable inputs. Software SSP is established based on an appropriate discount from our established list price, taking into consideration whether there are certain stratifications of the population with different pricing practices. Revenue for hardware is recognized at a point in time, generally upon shipment or delivery.

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
◦SaaS revenue consists predominately of bundled SaaS (software with standard managed services) with some unbundled SaaS (comprised of software licensing rights accounted for as term-based licenses whereby customers use our software with related support for a specific period). Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.
◦Bundled SaaS revenue is recognized over time and unbundled SaaS revenue is recognized at a point in time, except for the related support which is recognized over time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one- and three-year time frame.
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

	Year Ended January 31,
(in thousands)	2021	2020	2019
Revenue by category:
Customer Engagement revenue
Product	$199,426	$223,397	$221,721
Service and support	630,821	623,128	574,566
Total Customer Engagement revenue	830,247	846,525	796,287

Cyber Intelligence revenue
Product	206,828	231,478	232,929
Service and support	236,630	225,631	200,531
Total Cyber Intelligence revenue	443,458	457,109	433,460

Total
Product	406,254	454,875	454,650
Service and support	867,451	848,759	775,097
Total revenue	$1,273,705	$1,303,634	$1,229,747

Revenue by recurrence:
Customer Engagement revenue
Recurring revenue	$575,624	$534,378	$465,671
Nonrecurring revenue	254,623	312,147	330,616
Total Customer Engagement revenue	830,247	846,525	796,287

Cyber Intelligence revenue
Recurring revenue	223,405	192,578	165,265
Nonrecurring revenue	220,053	264,531	268,195
Total Cyber Intelligence revenue	443,458	457,109	433,460

Total
Recurring revenue	799,029	726,956	630,936
Nonrecurring revenue	474,676	576,678	598,811
Total revenue	$1,273,705	$1,303,634	$1,229,747

The following table provides a further disaggregation of revenue for our Customer Engagement segment. In order to conform with the presentation described above, unbundled SaaS revenue for the years ended January 31, 2020 and 2019 has been updated to reflect $4.7 million and $1.8 million, respectively, of unbundled SaaS support revenue which had previously been presented within support revenue.

	Year Ended January 31,
(in thousands)	2021	2020	2019
Customer Engagement revenue:
Recurring revenue
Bundled SaaS revenue	$145,962	$115,925	$84,715
Unbundled SaaS revenue	71,990	48,018	26,732
Optional managed services revenue	59,459	56,534	41,103
Total cloud revenue	277,411	220,477	152,550
Support revenue	298,213	313,901	313,121
Total recurring revenue	575,624	534,378	465,671
Nonrecurring revenue
Perpetual revenue	141,840	179,882	196,125
Professional services revenue	112,783	132,265	134,491
Total nonrecurring revenue	254,623	312,147	330,616
Total Customer Engagement revenue	$830,247	$846,525	$796,287

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

	January 31,
(in thousands)	2021	2020
Accounts receivable, net	$381,158	$382,435
Contract assets, net	$57,033	$64,961
Long-term contract assets, net (included in other assets)	$18,429	$1,358
Contract liabilities	$388,045	$397,350
Long-term contract liabilities	$38,539	$40,565

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial for each of the years ended January 31, 2021, 2020, and 2019. There were two customers in our Cyber Intelligence segment that accounted for a combined $72.6 million and $51.7 million of our aggregated accounts receivable and contract assets at January 31, 2021 and 2020, respectively. These amounts result from both direct and indirect contracts with governmental agencies outside of the United States. which we believe present insignificant credit risk. During the years ended January 31, 2021 and 2020, we transferred $45.6 million and $49.1 million, respectively, to accounts receivable from contract assets recognized at the beginning of each period, as a result of the right to the transaction consideration becoming unconditional. We recognized $55.1 million and $48.8 million of contract assets during the years ended January 31, 2021 and 2020, respectively. Contract assets recognized during each year primarily related to multi-year unbundled SaaS contracts in our Customer Engagement segment that are invoiced annually with license revenue recognized upfront.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the years ended January 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of each period was $368.8 million and $331.6 million, respectively.

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

The following table provides information about remaining performance obligations for each of our operating segments:

	January 31, 2021			January 31, 2020
(in thousands)	Customer Engagement	Cyber Intelligence	Total	Customer Engagement	Cyber Intelligence	Total
RPO:
Expected to be recognized within 1 year	$405,714	$353,166	$758,880	$374,982	$356,677	$731,659
Expected to be recognized in more than 1 year	229,951	198,572	428,523	117,497	225,056	342,553
Total RPO	$635,665	$551,738	$1,187,403	$492,479	$581,733	$1,074,212

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

Total capitalized costs to obtain contracts were $58.2 million as of January 31, 2021, of which $7.3 million is included in prepaid expenses and other current assets and $50.9 million is included in other assets on our consolidated balance sheet. Total capitalized costs to obtain contracts were $45.0 million as of January 31, 2020, of which $7.7 million is included in prepaid expenses and other current assets and $37.3 million is included in other assets on our consolidated balance sheet. During the years ended January 31, 2021, 2020, and 2019, we expensed $49.9 million, $54.4 million and $45.7 million, respectively, of sales and agent commissions, which are included in selling, general and administrative expenses and there were no impairment losses recognized for these capitalized costs.

We capitalize costs incurred to fulfill our contracts when the costs relate directly to the contract and are expected to generate resources that will be used to satisfy the performance obligation under the contract and are expected to be recovered through revenue generated under the contract. Costs to fulfill contracts are expensed to cost of revenue as we satisfy the related performance obligations. Total capitalized costs to fulfill contracts were $13.1 million as of January 31, 2021, of which $4.8 million is included in prepaid expenses and other current assets and $8.3 million is included in other assets on our consolidated balance sheet. Total capitalized costs to fulfill contracts were $14.7 million as of January 31, 2020, of which $8.4 million is included in prepaid expenses and other current assets and $6.3 million is included in other assets on our consolidated balance sheet. Deferred cost of revenue is classified in its entirety as current or long-term based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement. The amounts capitalized primarily relate to nonrecurring costs incurred in the initial phase of our bundled SaaS arrangements (i.e., setup costs), which consist of costs related to the installation of systems and processes and prepaid third-party cloud infrastructure costs. Capitalized setup costs are amortized on a straight-line basis over the expected period of benefit, which includes anticipated contract renewals or extensions, consistent with the transfer to the customer of the services to which the asset relates. During the years ended January 31, 2021, 2020, and 2019, we amortized $16.6 million, $13.1 million, and $18.3 million, respectively, of contract fulfillment costs.

3.NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands, except per share amounts)	2021	2020	2019
Net (loss) income	$(107)	$35,683	$70,220
Net income attributable to noncontrolling interests	7,160	6,999	4,229
Net (loss) income attributable to Verint Systems Inc.	(7,267)	28,684	65,991
Dividends on preferred stock	(7,656)	—	—
Net (loss) income attributable to Verint Systems Inc. for basic net (loss) income per common share	(14,923)	28,684	65,991
Dilutive effect of dividends on preferred stock	—	—	—
Net (loss) income attributable to Verint Systems Inc. for diluted net (loss) income per common share	$(14,923)	$28,684	$65,991

Weighted-average shares outstanding:
Basic	65,173	66,129	64,913
Dilutive effect of employee equity award plans	—	1,226	1,332
Dilutive effect of 1.50% convertible senior notes	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—
Diluted	65,173	67,355	66,245
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.23)	$0.43	$1.02
Diluted	$(0.23)	$0.43	$1.00

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Stock options and restricted stock-based awards	1,337	900	276
1.50% convertible senior notes	6,002	6,205	6,205
Warrants	6,205	6,205	6,205
Preferred Stock	2,743	—	—

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

We use the treasury stock method for calculating any potential dilutive effect of the conversion spread on our 1.50% convertible senior notes on diluted net income per common share because upon conversion, we are currently obligated to settle the principal amount of our Notes in cash and intend to settle any excess in shares of our common stock. For the years ended January 31, 2021, 2020, and 2019, the Notes did not impact the calculation of diluted net income per share as the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Notes, did not exceed the conversion price of $64.46 per share. Likewise, diluted net income per share did not include any effect from the Warrants (as defined in Note 7, “Long-Term Debt”) as the average price of our common stock, as calculated under the terms of the Warrants, did not exceed the exercise price of $75.00 per share for the years ended January 31, 2021, 2020, and 2019.

Upon completion of the previously mentioned Spin-Off on February 1, 2021, the strike prices of the conversion features of our Notes and Warrants were reduced to $40.55 per share and $47.18 per share, respectively. The Notes and Warrants will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a reporting period exceeds these adjusted conversion prices.

Our Note Hedges (as defined in Note 7, “Long-Term Debt”) do not impact the calculation of diluted net income (loss) per share under the treasury stock method, because their effect would be anti-dilutive. However, in the event of an actual conversion of any or all of the Notes, the common stock that would be delivered to us under the Note Hedges would neutralize the dilutive effect of the common stock that we would issue under the Notes. As a result, actual conversion of any or all of the outstanding Notes would not increase our outstanding common stock. As of January 31, 2021, up to 6,205,000 shares of common stock could be issued upon exercise of the Warrants. Further details regarding the Notes, Note Hedges, and the Warrants, including the impact of the Spin-Off on these instruments, appear in Note 7, “Long-Term Debt”.

On December 4, 2019, we announced that Valor Parent LP, an affiliate of Apax Partners, would invest up to $400.0 million in us, in the form of convertible preferred stock. On May 7, 2020, the initial purchase of $200.0 million of our Series A Preferred Stock closed. The weighted-average common shares underlying the assumed conversion of the Series A Preferred Stock, on an as-converted basis, were excluded from the calculation of diluted net (loss) income per common share for the year ended January 31, 2021 as their effect would have been anti-dilutive. Further details regarding the convertible preferred stock investment appear in Note 9, “Convertible Preferred Stock”.

4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2021 and 2020:

	January 31, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$321,753	$—	$—	$321,753
Money market funds	342,090	—	—	342,090
Total cash and cash equivalents	$663,843	$—	$—	$663,843

Short-term investments:
Bank time deposits	$51,013	$—	$—	$51,013
Total short-term investments	$51,013	$—	$—	$51,013

	January 31, 2020
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$379,057	$—	$—	$379,057
Money market funds	89	—	—	89
Total cash and cash equivalents	$379,146	$—	$—	$379,146

Short-term investments:
Bank time deposits	$20,215	$—	$—	$20,215
Total short-term investments	$20,215	$—	$—	$20,215

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the years ended January 31, 2021, 2020, and 2019, proceeds from maturities and sales of available-for-sale securities were $120.9 million, $59.3 million, and $33.1 million, respectively.

5. BUSINESS COMBINATIONS AND DIVESTITURES

Year Ended January 31, 2021

We did not complete any business combinations during the year ended January 31, 2021.

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
•On December 18, 2019, we completed the acquisition of two software companies under common control focused on multi source intelligence and fusion analytics. These companies have been integrated into our Cyber Intelligence segment.
•On January 13, 2020, we completed the acquisition of a SaaS based company providing web and mobile session replay solutions. This company has been integrated into our Customer Engagement segment.

These business combinations were not individually material to our consolidated financial statements.

The combined consideration for these business combinations was approximately $90.0 million, and consisted of (i) $76.2 million of combined cash paid at closings or shortly thereafter, partially offset by $2.4 million of cash acquired, resulting in net cash consideration at closing of $73.8 million; and (ii) the fair value of the contingent consideration arrangements described below of $15.3 million; offset by (iii) $1.5 million of other purchase price adjustments. For three of the business combinations, we agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $23.5 million, contingent upon the achievement of certain performance targets over periods extending through January 2022, the fair values of which were estimated to be $15.3 million at the acquisition dates. Cash paid for these business combinations was funded by cash on hand.

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

Revenue and net income (loss) attributable to these business acquisitions for the year ended January 31, 2020 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these business combinations, totaled $1.7 million and $5.7 million for the years ended January 31, 2021 and 2020, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2020 are final.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2020, including adjustments identified subsequent to the valuation date, none of which were material:

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

For these business acquisitions, customer relationships, developed technology, trademarks and trade names, and non-compete agreements were assigned estimated useful lives of from five years to nine years, four years to five years, three years to five years, and three years, respectively, the weighted average of which is approximately 6.1 years.

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

Transaction and related costs directly related to the acquisition of ForeSee, consisting primarily of professional fees and integration expenses, were $2.1 million, $3.5 million, and $3.3 million for the years ended January 31, 2021, 2020, and 2019, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

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

Other Business Combinations

During the year ended January 31, 2019, we completed three other business combinations:

•On July 18, 2018, we completed the acquisition of a business that has been integrated into our Customer Engagement operating segment.

•On November 8, 2018, we completed the acquisition of a business that has been integrated into our Cyber Intelligence operating segment, in which we had a $2.2 million, or approximately 19%, noncontrolling equity investment prior to the acquisition.
•On November 9, 2018, we acquired certain technology and other assets for use in our Customer Engagement operating segment in a transaction that qualified as a business combination.

These business combinations were not individually material to our consolidated financial statements.

The combined consideration for these business combinations was approximately $51.3 million, including $33.1 million of combined cash paid at the closings. For two of these business combinations, we also agreed to make potential additional cash payments to the respective former stockholders aggregating up to approximately $35.5 million, contingent upon the achievement of certain performance targets over periods extending through January 2021. The fair values of these contingent consideration obligations was estimated to be $15.9 million at the applicable acquisition dates. The acquisition date fair value of our previously held equity interest was approximately $2.2 million and was included in the measurement of the consideration transferred. Cash paid for these business combinations was funded by cash on hand.

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

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2021 was not material to our historical consolidated operating results and is therefore not presented.

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

For the years ended January 31, 2021, 2020, and 2019, we recorded benefits of $4.5 million, $0.5 million, and $3.6 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $18.6 million at January 31, 2021, of which $12.5 million was recorded within accrued expenses and other current liabilities, and $6.1 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $20.1 million, $33.1 million, and $13.6 million for the years ended January 31, 2021, 2020, and 2019, respectively.

Divestiture

In January 2020, we completed the sale of an insignificant subsidiary in our Customer Engagement segment, which qualified as a separate business, as it no longer fit with our strategic direction or growth targets. In accordance with the terms of the sale agreement, the aggregate purchase price is equal to a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing date. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The transaction reduced goodwill by $1.1 million and intangible assets by $1.9 million. The transaction resulted in a loss of approximately $2.2 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations for the year ended January 31, 2020. Please refer to Note 13, “Fair Value Measurements” for a more detailed discussion of changes in the estimated fair value of the contingent consideration.

Spin-Off

As more fully described in Note 19, “Subsequent Events”, on December 4, 2019, we announced our intent to spin off our Cyber Intelligence Solutions business into an independent publicly traded company through a pro rata distribution to our common stockholders. The Spin-Off was completed on February 1, 2021.

The results of operations for our Cyber Intelligence Solutions business have been included within continuing operations for all historical periods presented herein, as the held-for-sale criterion was not met until the Spin-Off occurred on February 1, 2021. Effective in the first quarter of the fiscal year ending January 31, 2022, the historical results of our Cyber Intelligence Solutions business will be presented as discontinued operations for all historical periods presented.

6.INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2021 and 2020:

	January 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$469,423	$(358,824)	$110,599
Acquired technology	296,311	(262,035)	34,276
Trade names	10,575	(7,230)	3,345
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(484)	823
Total intangible assets	$782,056	$(633,013)	$149,043

	January 31, 2020
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$465,130	$(328,069)	$137,061
Acquired technology	294,841	(241,585)	53,256
Trade names	12,957	(6,783)	6,174
Distribution network	4,440	(4,440)	—
Non-competition agreements	1,307	(34)	1,273
Total intangible assets	$778,675	$(580,911)	$197,764

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Customer Engagement	$143,744	$189,896
Cyber Intelligence	5,299	7,868
Total	$149,043	$197,764

Total amortization expense recorded for acquisition-related intangible assets was $49.9 million, $55.4 million, and $56.4 million for the years ended January 31, 2021, 2020, and 2019, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2022	$46,846
2023	38,806
2024	28,728
2025	11,987
2026	10,111
Thereafter	12,565
Total	$149,043

We recorded $0.5 million of impairments for certain acquired technology assets, which is included within product cost of revenue, and $0.1 million of impairments for certain trade names, which is included within selling, general and administrative expenses for the years ended January 31, 2021 and 2020, respectively. No impairments of acquired intangible assets were recorded during the year ended January 31, 2019.

Goodwill activity for the years ended January 31, 2021, and 2020, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2020:
Goodwill, gross, at January 31, 2019	$1,484,346	$1,326,370	$157,976
Accumulated impairment losses through January 31, 2019	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2019	1,417,481	1,270,327	147,154
Business combinations, including adjustments to prior period acquisitions	51,301	39,704	11,597
Foreign currency translation and other	429	1,037	(608)
Goodwill, net, at January 31, 2020	$1,469,211	$1,311,068	$158,143

Year Ended January 31, 2021:
Goodwill, gross, at January 31, 2020	$1,536,076	$1,367,111	$168,965
Accumulated impairment losses through January 31, 2020	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2020	1,469,211	1,311,068	158,143
Adjustments to prior period business combinations	300	—	300
Foreign currency translation and other	16,079	16,339	(260)
Goodwill, net, at January 31, 2021	$1,485,590	$1,327,407	$158,183

Balance at January 31, 2021
Goodwill, gross, at January 31, 2021	$1,552,455	$1,383,450	$169,005
Accumulated impairment losses through January 31, 2021	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2021	$1,485,590	$1,327,407	$158,183

For purposes of reviewing for potential goodwill impairment, as of January 31, 2021, we had three reporting units, consisting of Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and Situational Intelligence, a component of our Cyber Intelligence operating segment. Based on our November 1, 2020 and 2019 quantitative goodwill impairment reviews, we concluded that the estimated fair values of all of our reporting units significantly exceeded their carrying values, respectively.

We evaluated whether there has been a change in circumstances or indicators of potential impairment between November 1, 2020 and January 31, 2021 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future revenue, profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that is involved in evaluating goodwill for potential impairment. Our reporting unit fair values may decline as a result of delayed or reduced demand for our products and services, driving lower revenue and operating income across our businesses. However, given the significant difference between the reporting unit fair values and their carrying values in the most recent quantitative analyses completed as of November 1, 2020, as well as expected long-term recovery within all reporting units, management does not believe that these events were sufficiently severe to result in an impairment trigger. We will continue to monitor conditions to determine whether any events or changes in circumstances may trigger a need to assess for impairment. No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2020 and 2019.

No goodwill impairment was identified for the years ended January 31, 2021, 2020, and 2019.

7.LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
1.50% Convertible Senior Notes	$386,887	$400,000
June 2017 Term Loan	410,125	414,375
Borrowings under 2017 Revolving Credit Facility	—	45,000
Less: Unamortized debt discounts and issuance costs	(7,518)	(22,327)
Total debt	789,494	837,048
Less: current maturities	386,713	4,250
Long-term debt	$402,781	$832,798

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
The Notes are unsecured, and are convertible into cash for the principal amount outstanding, with the incremental conversion value settled in shares. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the Notes then outstanding as well as the final interest payment on the Notes due at maturity, into an escrow account to cash collateralize the Notes. We currently expect to retire the Notes at or prior to maturity using our existing cash (including the amounts in escrow) and/or with proceeds from the issuance of new equity or debt.

As of January 31, 2021, the Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares if all of the Notes were converted. Based on the closing market price of our common stock on January 31, 2021, the if-converted value of the Notes was approximately $56.2 million greater than the aggregate principal amount of the Notes. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of Notes, which represents an effective conversion price of $40.55 per share of common stock and would result in the issuance of approximately 9,541,000 shares if all of the Notes were converted. Upon adjustment of the conversion ratio on the date of Spin-Off, the if-converted value of the Notes continued to be greater than the aggregate principal amount of the Notes.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital, a component of stockholders’ equity.

During the three months ended July 31, 2020, we repurchased $13.1 million principal amount of our Notes (the “Repurchased Notes”) in open market transactions for an aggregate of $13.0 million in cash. As a result, we recorded a debt extinguishment loss of $0.1 million, representing the difference between the fair value of the liability component and carrying value of the Repurchased Notes at the repurchase dates. The remaining cash payments were allocated to the reacquisition of the equity component of the Repurchased Notes and were recorded as a charge to additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.0 million at January 31, 2021, inclusive of a $0.2 million reduction resulting from the repurchases during this period.

As of January 31, 2021, the carrying value of the debt component was $382.0 million, which is net of unamortized debt discount and issuance costs of $4.4 million and $0.4 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.31% for the year ended January 31, 2021, and 5.29% for each of the years ended January 31, 2020, and 2019, respectively.

Effective December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the June 1, 2021 maturity date, holders may surrender their Notes for conversion regardless of whether any of the other specified conditions for conversion have been satisfied. To the extent that we could receive note conversion requests prior to the maturity of the Notes, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the Notes that could be requested for conversion. We reclassified $4.8 million of the equity component into temporary equity on our consolidated balance sheet as of January 31, 2021.

As the Notes are due June 1, 2021, they are classified within current maturities of long-term debt on our consolidated balance sheet as of January 31, 2021.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of conversion rate adjustments, the Note Hedges and the Warrants will serve to increase the effective conversion price for the Notes to $47.18 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,541,000 shares of our common stock at a price of $40.55, which is equal to the adjusted conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. As we intend to settle the principal amount of the Notes in cash, the Note Hedges will be used to offset any potential dilution resulting from conversion if the market value per share of our common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2021, we had not purchased any shares of our common stock under the Note Hedges.
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
Warrants
We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the Warrants now provide the counterparties rights to acquire from us up to approximately 9,541,000 shares of our common stock at a price of $47.18 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the average market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2021, no Warrants had been exercised and all Warrants remained outstanding.
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
The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility would have been accelerated to March 1, 2021 if on such date any Notes remained outstanding, unless such outstanding Notes are cash collateralized pursuant to a second amendment to the 2017 Credit Agreement (the “2020 Amendment”), entered into on June 8, 2020. Pursuant to the 2020 Amendment, we were permitted to effect the previously announced Spin-Off of our Cyber Intelligence business within the parameters set forth in the 2017 Credit Agreement, as amended, and our Notes would not be deemed to be outstanding if such Notes are cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the Notes then outstanding as well as the final interest payment on the Notes due at maturity on June 1, 2021, into an escrow account in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility was not accelerated to March 1, 2021. We currently expect to retire the Notes at or prior to maturity using our existing cash (including the amounts in escrow) and/or with proceeds from the issuance of new equity or debt.
As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.34% at January 31, 2021. As of January 31, 2020, the interest rate on the 2017 Term Loan was 3.85%.
During the three months ended October 31, 2020, we repaid in full $200.0 million of borrowings then outstanding under the 2017 Revolving Credit Facility using available cash on hand. For borrowings under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). As of January 31, 2020, the interest rate on our revolving credit facility borrowings was 3.41%. In addition, we are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio.
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

Future Principal Payments on the Term Loan

As of January 31, 2021, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2022	$4,250
2023	4,250
2024	4,250
2025	397,375
Total	$410,125

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$5,887	$6,000	$6,000
Amortization of debt discount	12,884	12,490	11,850
Amortization of deferred debt issuance costs	1,215	1,177	1,118
Total Interest Expense - 1.50% Convertible Senior Notes	$19,986	$19,667	$18,968

Borrowings under Credit Agreements:
Interest expense at contractual rates	$13,018	$18,021	$17,741
Impact of interest rate swap agreement	4,368	792	—
Amortization of debt discounts	74	68	67
Amortization of deferred debt issuance costs	1,811	1,569	1,554
Total Interest Expense - Borrowings under Credit Agreements	$19,271	$20,450	$19,362

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss will be amortized to interest expense in the consolidated statement of operations over the remaining term of the interest rate swap, as the previously hedged interest payments occur. Please refer to Note 14, “Derivative Financial Instruments” for a more detailed discussion of our interest rate swap agreement.

8.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Raw materials	$10,289	$9,628
Work-in-process	5,186	4,749
Finished goods	4,608	6,118
Total inventories	$20,083	$20,495

Property and equipment, net consisted of the following as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Land and buildings	$10,978	$10,754
Leasehold improvements	35,907	35,463
Software	40,152	53,606
Equipment, furniture, and other	190,573	199,268
Total cost	277,610	299,091
Less: accumulated depreciation and amortization	(171,368)	(182,980)
Total property and equipment, net	$106,242	$116,111

Depreciation expense on property and equipment was $39.9 million, $28.5 million, and $25.5 million in the years ended January 31, 2021, 2020, and 2019, respectively.

Other assets consisted of the following as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Deferred commissions	$50,838	$37,263
Capitalized software development costs, net	30,564	27,030
Long-term contract assets, net	18,429	1,358
Long-term restricted cash and time deposits	15,712	26,362
Long-term deferred cost of revenue	8,276	6,345
Deferred debt issuance costs, net	1,449	2,005
Long-term security deposits	1,960	1,920
Other	12,072	15,680
Total other assets	$139,300	$117,963

Accrued expenses and other current liabilities consisted of the following as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Compensation and benefits	$122,722	$100,225
Fair value of future tranche right	52,772	—
Taxes other than income taxes	24,323	18,642
Operating lease obligations - current portion	20,936	22,656
Contingent consideration - current portion	12,518	22,859
Income taxes	5,789	15,084
Distributor and agent commissions	12,422	10,097
Professional and consulting fees	6,161	4,367
Other	54,063	35,768
Total accrued expenses and other current liabilities	$311,706	$229,698

Other liabilities consisted of the following as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Unrecognized tax benefits, including interest and penalties	$21,284	$22,355
Derivative financial instruments - long-term portion	13,565	11,441
Contingent consideration - long-term portion	6,109	20,017
Finance lease obligations - long-term portion	2,969	7,210
Obligations for severance compensation	2,273	2,627
Other	5,441	3,505
Total other liabilities	$51,641	$67,155

Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Foreign currency gains (losses), net	$98	$(56)	$(5,519)
(Losses) gains on derivative financial instruments, net	(1,362)	599	2,511
Change in fair value of future tranche right	(56,146)	—	—
Other, net	2,095	(338)	(898)
Total other (expense) income, net	$(55,315)	$205	$(3,906)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Cash paid for interest	$24,650	$23,232	$22,258
Cash payments of income taxes, net	$22,842	$15,391	$26,887
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$—	$15,253	$15,944
Series A Preferred Stock dividends declared	$5,200	$—	$—
Finance leases of property and equipment	$903	$6,404	$1,137
Accrued but unpaid purchases of property and equipment	$5,651	$4,362	$3,376
Accrued but unpaid purchases of treasury stock	$—	$2,846	$—
Leasehold improvements funded by lease incentives	$119	$2,604	$1,397
Inventory transfers to property and equipment	$894	$825	$1,699
Contingent receivable in exchange for sale of subsidiary	$—	$738	$—

9. CONVERTIBLE PREFERRED STOCK

On December 4, 2019, we entered into an Investment Agreement with the Apax Investor, whereby, subject to certain closing conditions, the Apax Investor has agreed to make an investment in us in an amount up to $400.0 million as follows:

•On May 7, 2020, (the “Series A Closing Date”) we issued a total of 200,000 shares of our Series A Preferred Stock, pursuant to a certificate of designation of preferences, rights, and limitations (the “Series A Certificate of Designation”) filed with the Delaware Secretary of State, for an aggregate purchase price of $200.0 million, or $1,000 per share (the “Series A Private Placement”) to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $2.7 million, including financial advisory fees, closing costs, legal fees and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series A Preferred Stock.

•In connection with the completion of the Spin-Off on February 1, 2021, we expect to issue 200,000 shares of Series B Preferred Stock at a purchase price of $1,000 per share (the “Series B Private Placement”) to the Apax Investor, subject to certain conditions. The closing of the Series B Private Placement is contingent on the satisfaction or waiver of certain customary closing conditions and is expected to occur during our first fiscal quarter ending April 30, 2021.

Voting Rights

Holders of the Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of our common stock, on an as-converted basis; however, in no event will the holders of Preferred Stock have the right to vote shares of the Preferred Stock on an as-converted basis in excess of 19.9% of the voting power of the Common Stock outstanding immediately prior to December 4, 2019.

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

Holders of the Series A Preferred Stock are entitled to a cumulative dividend at a rate of 5.2% per annum until the 48-month anniversary of the Series A Closing Date and thereafter at a rate of 4.0% per annum. Dividends on the Series A Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Series A Preferred Stock. The dividend rate is subject to increase (i) to 6.0% per annum in the event the number of shares of Common Stock into which the Preferred Stock could be converted exceeds 19.9% of the voting power of outstanding Common Stock on the Series A Closing Date (unless we obtain shareholder approval of the issuance of Common Stock upon conversion of the Preferred Stock) and (ii) by 1.0% each year, up to a maximum dividend rate of 10.0% per annum, in the event we fail to satisfy our obligations to redeem the Series A Preferred Stock in specified circumstances.

For the year ended January 31, 2021, we had cumulative declared dividends on our Series A Preferred Stock of $6.8 million, of which $1.6 million was paid and $5.2 million was accrued, and we had $0.9 million of cumulative undeclared and unpaid preferred stock dividends. We reflected $7.7 million of preferred stock dividends in our consolidated results of operations, for purposes of computing net income attributable to Verint Systems Inc. commons shares, for the year ended January 31, 2021.

Conversion

As of January 31, 2021, the Series A Preferred Stock was convertible into common stock at the election of the holder, subject to certain conditions including conditions associated with the Spin-Off, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. Based on the adjusted conversion price, Apax’s ownership in us on an as-converted basis is currently approximately 7.5%. In connection with the completion of the Spin-Off, the Apax Investor will purchase, subject to certain conditions, $200.0 million of Series B Preferred Stock in Verint, which is expected to occur during the first fiscal quarter ending April 30, 2021. The Series B Preferred Stock will be convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. Following the issuance of the Series B Preferred Stock, Apax’s ownership in us on an as-converted basis is expected to be between 12% and 13%.

As of January 31, 2021, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Series A Preferred Stock was 3.7 million shares. Upon adjustment of the Series A Preferred Stock conversion price shortly after the Spin-Off, the maximum number of shares of Common Stock that could be required to be issued upon conversion is 5.5 million shares.

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

At any time after the 102-month anniversary of the Series A Closing Date or upon the occurrence of a change of control triggering event (as set forth in the Series A Certificate of Designation), the holders of the Series A Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Series A Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of Series A Preferred Stock, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Series A Preferred Stock has been classified as mezzanine equity on our consolidated balance sheet as of January 31, 2021, separate from permanent equity, as the potential required repurchase of the Series A Preferred Stock, however remote in likelihood, is not solely under our control.

As of January 31, 2021, the Series A Preferred Stock is not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Series A Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Series A Preferred Stock to its current redemption amount, which was its liquidation preference, at

January 31, 2021 plus accrued and unpaid dividends. As of January 31, 2021, the stated value of the Series A Preferred Stock liquidation preference was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock were $6.1 million.

Future Tranche Right

We have determined that our obligation to issue and the Apax Investor’s obligation to purchase 200,000 shares of the Series B Preferred Stock in connection with the completion of the Spin-Off and the satisfaction of other customary closing conditions (the “Future Tranche Right”) meets the definition of a freestanding financial instrument, as the Future Tranche Right is legally detachable and separately exercisable from the Series A Preferred Stock. At issuance, we allocated a portion of the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at such time, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right is remeasured at fair value each reporting period until the settlement of the right (at the time of the issuance of the Series B Preferred Stock), and changes in its fair value are recognized as a non-cash charge or benefit within other income (expense), net on the consolidated statement of operations.

At the Series A Closing Date, the Future Tranche Right was recorded as an asset of $3.4 million, as the purchase price of the Series B Preferred Stock was greater than its estimated fair value at the expected settlement date. This resulted in a $203.4 million carrying value, before direct and incremental issuance costs, for the Series A Preferred Stock.

At January 31, 2021, the fair value of the Future Tranche Right was a liability of $52.8 million, driven primarily by a significant increase in our stock price during the period. We recorded non-cash charges of $56.1 million related to the change in fair value of the Future Tranche Right for the year ended January 31, 2021, within other (expense) income, net. The Future Tranche Right will be remeasured at each reporting period until the redemption feature is exercised in connection with the sale and issuance of the Series B Preferred Stock. The $52.8 million fair value of the Future Tranche Right is included within accrued expenses and other current liabilities on our consolidated balance sheet at January 31, 2021. Please refer to Note 13, “Fair Value Measurements” for additional information regarding valuations of the Future Tranche Right.

10. STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any dividends on our common stock during the years ended January 31, 2021, 2020, and 2019. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

In connection with the Spin-Off, each holder of Verint’s common stock, par value $0.001 per share, received one ordinary share of Cognyte, no par value, for every share of common stock of Verint held of record as of the close of business on the Record Date. Please refer to Note 19, “Subsequent Events,” for a more detailed discussion of the Spin-Off.

Stock Repurchase Programs

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. We made $34.0 million and $116.1 million in repurchases under the program during the years ended January 31, 2021 and 2020, respectively. This program expired on February 1, 2021.

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we may repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. Repurchases are expected to be financed with available cash of up to 60% of our free cash flow during such period (as determined by management), subject to compliance with applicable laws, rules and regulations. Please refer to Note 19, “Subsequent Events”, for more information regarding this stock repurchase program.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. At January 31, 2021, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million. At January 31, 2020, we held approximately 3,791,000 and shares of treasury stock with a cost of $174.1 million.

During the year ended January 31, 2021, we acquired approximately 613,000 shares of our common stock for a cost of $34.0 million under the December 2019 stock repurchase program described above. During the year ended January 31, 2020 we acquired approximately 2,126,000 shares of our common stock for a cost of $116.5 million, which includes $116.1 million of share repurchases under the December 2019 stock repurchase program described above and other purchases to facilitate income tax withholding upon vesting of equity awards. During the year ended January 31, 2019, we acquired approximately 4,000 shares of our common stock for a cost of $0.2 million.

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

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor initially purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the closing of the initial tranche. In connection with the completion of the Spin-Off on February 1, 2021, we expect to complete the second tranche of the investment through the issuance of $200.0 million of Series B Preferred Stock during our first fiscal quarter ending April 30, 2021.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity section of our consolidated balance sheets. Accumulated other comprehensive income (loss) items have no impact on our net (loss) income as presented in our consolidated statements of operations.

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the years ended January 31, 2021 and 2020:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2019	$(981)	$(3,043)	$(141,201)	$(145,225)
Other comprehensive income (loss) before reclassifications	2,015	(8,102)	(762)	(6,849)
Amounts reclassified out of accumulated other comprehensive loss	408	(617)	—	(209)
Net other comprehensive income (loss)	1,607	(7,485)	(762)	(6,640)
Accumulated other comprehensive income (loss) at January 31, 2020	626	(10,528)	(141,963)	(151,865)
Other comprehensive income (loss) before reclassifications	1,869	(5,916)	17,482	13,435
Amounts reclassified out of accumulated other comprehensive income (loss)	1,861	(3,413)	—	(1,552)
Net other comprehensive income (loss)	8	(2,503)	17,482	14,987
Accumulated other comprehensive income (loss) at January 31, 2021	$634	$(13,031)	$(124,481)	$(136,878)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2021, 2020, and 2019 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2021	2020	2019
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$109	$11	$(350)	Cost of product revenue
	298	64	(388)	Cost of service and support revenue
	1,009	250	(2,138)	Research and development, net
	733	128	(1,343)	Selling, general and administrative
	2,149	453	(4,219)	Total, before income taxes
	(288)	(45)	429	(Provision) benefit for income taxes
	$1,861	$408	$(3,790)	Total, net of income taxes

Interest rate swap agreement	$(4,367)	$(792)	$—	Interest expense
	(4,367)	(792)	—	Total, before income taxes
	954	175	—	Benefit from income taxes
	$(3,413)	$(617)	$—	Total, net of income taxes

11. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2021, 2020, and 2019, were $240.7 million, $233.1 million, and $211.0 million, respectively. Reimbursements from the IIA and other government grant programs amounted to $0.5 million, $1.4 million, and $1.9 million for the years ended January 31, 2021, 2020, and 2019, respectively, which were recorded as reductions of gross research and development expenses.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2021, 2020, and 2019 was as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Capitalized software development costs, net, beginning of year	$27,030	$13,342	$9,228
Software development costs capitalized during the year	12,444	17,222	7,320
Amortization of capitalized software development costs	(6,375)	(3,561)	(3,101)
Write-offs of capitalized software development costs	(2,373)	—	—
Foreign currency translation and other	(162)	27	(105)
Capitalized software development costs, net, end of year	$30,564	$27,030	$13,342

During the year ended January 31, 2021, we recorded an impairment charge of $2.4 million in product cost of revenue, reflecting the write-off of previously capitalized software development costs that were deemed non-recoverable based on our expectations of future market conditions. There were no material impairments of such capitalized costs during the years ended January 31, 2020 and 2019.

12. INCOME TAXES

The components of income before provision for income taxes for the years ended January 31, 2021, 2020, and 2019 were as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Domestic	$(73,452)	$(49,703)	$(12,927)
Foreign	89,675	103,006	90,689
Total income before provision for income taxes	$16,223	$53,303	$77,762

The provision for income taxes for the years ended January 31, 2021, 2020, and 2019 consisted of the following:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Current provision (benefit) for income taxes:
Federal	$(2,006)	$8,683	$(1,582)
State	980	1,033	2,299
Foreign	21,091	5,759	9,842
Total current provision for income taxes	20,065	15,475	10,559
Deferred (benefit) provision for income taxes:
Federal	384	(4,096)	(4,099)
State	(417)	948	(2,687)
Foreign	(3,702)	5,293	3,769
Total deferred (benefit) provision for income taxes	(3,735)	2,145	(3,017)
Total provision for income taxes	$16,330	$17,620	$7,542

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before provision for income taxes for the years ended January 31, 2021, 2020, and 2019 was as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at the U.S. federal statutory rate	$3,407	$11,193	$16,330
State income tax provision	1,258	230	3,968
Foreign tax rate differential	(625)	11,700	9,516
Tax incentives	(1,514)	(8,395)	(7,377)
Valuation allowances	(3,807)	1,607	(24,099)
Stock-based and other compensation	2,474	(2,143)	678
Non-deductible expenses	(322)	2,752	(412)
Tax credits	875	260	(265)
Tax contingencies	(2,539)	(11,550)	(3,035)
Change in fair value of future tranche right	11,791	—	—
U.S. tax effects of foreign operations	4,536	11,963	11,559
Other, net	796	3	679
Total provision for income taxes	$16,330	$17,620	$7,542
Effective income tax rate	100.7%	33.1%	9.7%

Our operations in Israel have been granted “Approved Enterprise” (“AE”) status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five years to eight years (generally 10% - 23%, depending on the percentage of foreign investment in the company). Our AE status expired between January 31, 2020 and January 31, 2021. Based on the current law, the company qualifies for an alternative tax incentive program as a Preferred Technological Enterprise (“PTE”). Pursuant to Amendment 73 to the Investment Law adopted in 2017, a company located in the Center of Israel that meets the conditions for PTE is subject to a 12% tax rate on eligible income. Income not eligible for PTE benefits is taxed at the regular corporate rate of 23%, excluding income derived from manufacturing activity which is entitled to tax benefits according to the “Preferred Enterprise” regime. Income eligible for tax benefits under the Preferred Enterprise regime is taxed at 16%.

In addition, certain operations in Cyprus qualify for favorable tax treatment under the Cypriot Intellectual Property Regime (“IP Regime”). This legislation exempts 80% of income and gains derived from patents, copyrights, and trademarks from taxation. In total, the Israel and Cyprus tax incentives increased our effective tax rate by 2.8% for the year ended January 31, 2021, and decreased our effective tax rate by 10.1%, and 9.0% for the years ended January 31, 2020, and 2019, respectively. The negative benefit is a result of a current year taxable loss in Israel, generating a net operating loss carryforward DTA at a lower effective tax rate.

Deferred tax assets and liabilities consisted of the following at January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued expenses	$5,772	$3,979
Operating lease liabilities	11,402	15,716
Fair value of derivatives	4,149	3,332
Loss carryforwards	24,575	30,063
Tax credits	5,946	7,021
Stock-based and other compensation	14,171	14,087
Other, net	—	18
Total deferred tax assets	66,015	74,216
Deferred tax liabilities:
Deferred cost of revenue	(8,931)	(7,588)
Goodwill and other intangible assets	(30,751)	(36,989)
Unremitted earnings of foreign subsidiaries	(14,882)	(12,257)
Operating lease right-of-use assets	(8,864)	(12,401)
Other, net	(2,093)	(4,674)
Total deferred tax liabilities	(65,521)	(73,909)
Valuation allowance	(22,981)	(26,334)
Net deferred tax liabilities	$(22,487)	$(26,027)

Recorded as:
Deferred tax assets	$14,489	$13,802
Deferred tax liabilities	(36,976)	(39,829)
Net deferred tax liabilities	$(22,487)	$(26,027)

At January 31, 2021, we had U.S. federal NOL carryforwards of approximately $312.1 million. These loss carryforwards expire in various years ending from January 31, 2022 to January 31, 2039. We had state NOL carryforwards of approximately $175.1 million, expiring in years ending from January 31, 2022 to January 31, 2039. We had foreign NOL carryforwards of approximately $84.9 million. At January 31, 2021, all but $8.6 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $10.0 million at January 31, 2021, the utilization of which is subject to limitation. At January 31, 2021, approximately $3.6 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $6.4 million expires in various years ending from January 31, 2022 to January 31, 2037.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of January 31, 2021 and withholding taxes of $16.2 million accrued as of January 31, 2021 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $23.0 million and $26.3 million at January 31, 2021 and 2020, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2021 and 2020:

	Year Ended January 31,
(in thousands)	2021	2020
Valuation allowance, beginning of year	$(26,334)	$(24,526)
Income tax benefit (provision)	3,807	(1,607)
Currency translation adjustment and other	(454)	(201)
Valuation allowance, end of year	$(22,981)	$(26,334)

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

For the years ended January 31, 2021, 2020, and 2019, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Gross unrecognized tax benefits, beginning of year	$91,279	$109,066	$115,709
Increases related to tax positions taken during the current year	3,445	2,464	8,843
Increases as a result of business combinations	—	286	1,032
Increases related to tax positions taken during prior years	19	147	10,305
Increases (decreases) related to foreign currency exchange rates	395	1,373	(2,253)
Reductions for tax positions of prior years	(445)	(17,388)	(23,415)
Reductions for settlements with tax authorities	—	(4,370)	(1,054)
Lapses of statutes of limitations	(1,414)	(299)	(101)
Gross unrecognized tax benefits, end of year	$93,279	$91,279	$109,066

As of January 31, 2021, we had $93.3 million of unrecognized tax benefits, all of which, if recognized, would impact the effective income tax rate in future periods. We recorded $0.6 million, $1.9 million, and $0.7 million of tax expense for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2021, 2020, and 2019, respectively. Accrued liabilities for interest and penalties were $3.4 million and $2.9 million at January 31, 2021 and 2020, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In Israel, we are no longer subject to income tax examination for years prior to January 31, 2018. In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2018. In the United States, our federal returns are no longer subject to income tax examination for years prior to January 31, 2018. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized.

As of January 31, 2021, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
United Kingdom	December 31, 2006, January 31, 2008, January 31, 2018, January 31, 2019
India	March 31, 2007, March 31, 2008, March 31, 2010 - March 31, 2013, March 31, 2017
Israel	January 31, 2018

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at January 31, 2021 could decrease by approximately $1.7 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. However, we deferred the timing of employer payroll taxes and accelerated the refund of AMT credits as permitted by the CARES Act.

13. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2021 and 2020:

	January 31, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,090	$—	$—
Foreign currency forward contracts	—	1,134	—
Contingent consideration receivable	—	—	565
Total assets	$342,090	$1,134	$565
Liabilities:
Foreign currency forward contracts	$—	$726	$—
Interest rate swap agreement	—	17,881	—
Future tranche right	—	—	52,772
Contingent consideration - business combinations	—	—	18,627
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,250
Total liabilities	$—	$18,607	$74,649

	January 31, 2020
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$89	$—	$—
Foreign currency forward contracts	—	812	—
Contingent consideration receivable	—	—	738
Total assets	$89	$812	$738
Liabilities:
Foreign currency forward contracts	$—	$132	$—
Interest rate swap agreements	—	13,501	—
Contingent consideration - business combinations	—	—	42,875
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	2,900
Total liabilities	$—	$13,633	$45,775

On May 7, 2020, we issued a total of 200,000 shares of our Series A Preferred Stock, and in connection with the completion of the Spin-Off, we will issue 200,000 shares of Series B Preferred Stock, subject to certain conditions. Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the preferred stock investment. The Future Tranche Right associated with the Series A Preferred Stock was initially recorded as an asset, as the purchase price of the Series B Preferred Stock was greater than its estimated value at the expected settlement date. As of January 31, 2021, the Future Tranche Right was recorded as a liability as the purchase price of the Series B Preferred Stock was less than its estimated value at the expected settlement date and is included in accrued expenses and other current liabilities on our consolidated balance sheet. Due to the nature of and inputs in the model used to assess the fair value of the Future Tranche Right as described further below, we may experience significant fluctuations in its fair value during each remeasurement period. Following the closing of the Series B Preferred Stock issuance, which is expected to occur during our first fiscal quarter ending April 30, 2021, the Future Tranche Right will cease to exist, and no further charges (or benefits) will be recorded.

The following table presents the changes in the estimated fair value of the Future Tranche Right measured using significant unobservable inputs (Level 3) for the year ended January 31, 2021.

Year Ended January 31,
(in thousands)	2021
Fair value measurement, beginning of year	$—
Fair value of future tranche right upon issuance of the Series A Preferred Stock	3,374
Change in fair values, recorded in other (expense) income, net	(56,146)
Fair value measurement, end of year	$(52,772)

In January 2020, we completed the sale of an insignificant subsidiary in our Customer Engagement segment. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our consolidated balance sheet. The estimated fair value of this asset, which is measured using Level 3 inputs, as of January 31, 2021 and 2020 was $0.6 million and $0.7 million, respectively. We received payments of $0.1 million, and the change in the estimated fair value of this contingent receivable was not material, during the year ended January 31, 2021. Due to the timing of this transaction, there was no change to the estimated fair value of this receivable recorded in operating expenses for the year ended January 31, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2021 and 2020:

	Year Ended January 31,
(in thousands)	2021	2020
Fair value measurement, beginning of year	$42,875	$61,340
Contingent consideration liabilities recorded for business combinations, including measurement period adjustments	—	15,253
Changes in fair values, recorded in operating expenses	(4,471)	(531)
Payments of contingent consideration	(20,103)	(33,088)
Foreign currency translation and other	326	(99)
Fair value measurement, end of year	$18,627	$42,875

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within accrued expenses and other current liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the years ended January 31, 2021 and 2020:

	Year Ended January 31,
(in thousands)	2021	2020
Fair value measurement, beginning of year	$2,900	$3,000
Change in fair value, recorded in operating expenses	350	(100)
Fair value measurement, end of year	$3,250	$2,900

There were no transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2021 and 2020.

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

Significant inputs and assumptions used in the valuation model as of the issuance date, May 7, 2020, and January 31, 2021 are as follows:

	January 31,	May 7,
	2021	2020
Risk-free interest rate for preferred stock	1.86%	1.31%
Implied credit spread	6.78%	10.78%
Expected volatility	30.00%	30.00%
Verint common stock price	$73.83	$45.44

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

Contingent Consideration Asset or Liability - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 0.4% to 3.8%, with a weighted average discount rate of 3.0%, in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2021. We utilized discount rates ranging from 2.1% to 4.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2020. We utilized discount rates ranging from 3.3% to 4.0%, with a weighted average discount rate of 3.7%, in our calculation of the estimated fair value of our contingent consideration assets as of January 31, 2021. We utilized discount rates ranging from 4.3% to 4.9% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2020.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 8.5% and 9.0% in our calculations of the estimated fair value of the option as of January 31, 2021 and 2020, respectively.

Other Financial Instruments
The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $409 million and $417 million at January 31, 2021 and 2020, respectively. The estimated fair value of our revolving credit borrowings at January 31, 2020 was $45 million. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of January 31, 2021 and 2020 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair values of our Notes were approximately $440 million and $438 million at January 31, 2021 and 2020, respectively. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of January 31, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $6.7 million, of which $4.0 million was remeasured to fair value based on an observable transaction during the year ended January 31, 2021. These investments are included within other assets on the consolidated balance sheets. An unrealized gain of $3.2 million, which adjusted the carrying value of a noncontrolling equity investment, and a realized gain of $0.6 million upon the receipt of proceeds related to the partial sale of the same equity investment during the period was recorded in other income (expense), net on the consolidated statement of operations for the year ended January 31, 2021. As of January 31, 2020, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $3.8 million. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2020. We did not recognize any impairments during the years ended January 31, 2021 and 2020.

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

We held outstanding foreign currency forward contracts with notional amounts of $61.4 million and $89.0 million as of January 31, 2021 and 2020, respectively.

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

Prior to May 1, 2020, the 2018 Swap was designated as a cash flow hedge for accounting purposes and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and were reclassified into the consolidated statement of operations within interest expense in the periods in which the hedged transactions affected earnings.
On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap are being accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after tax, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, will be amortized to interest expense in the consolidated statement of operations over the remaining term of the 2018 Swap, as the previously hedged interest payments occur.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2021 and 2020 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2021	2020
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$1,134	$710
Not designated as hedging instruments	Prepaid expenses and other current assets	—	102
Total derivative assets		$1,134	$812

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$403	$16
Not designated as hedging instruments	Accrued expenses and other current liabilities	323	116
Interest rate swap agreements:
Designated as a cash flow hedge	Accrued expenses and other current liabilities	—	2,060
Designated as a cash flow hedge	Other liabilities	—	11,441
Not designated as a hedging instrument	Accrued expenses and other current liabilities	4,316	—
Not designated as a hedging instrument	Other liabilities	13,565	—
Total derivative liabilities		$18,607	$13,633

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2021, 2020, and 2019 were as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$2,186	$2,239	$(981)
Interest rate swap agreement	(7,535)	(10,265)	(3,043)
	$(5,349)	$(8,026)	$(4,024)
Net (losses) gains reclassified from AOCL to the consolidated statements of operations:
Foreign currency forward contracts	$2,149	$453	$(4,219)
Interest rate swap agreement	(4,367)	(792)	—
	$(2,218)	$(339)	$(4,219)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

Effective with our February 1, 2018 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized. All of the foreign currency forward contracts underlying the $0.6 million of net unrealized gains recorded in our accumulated other comprehensive loss at January 31, 2021 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. Approximately $3.4 million of the $13.0 million of net unrealized losses related to our interest rate swap agreement recorded in our accumulated other comprehensive loss at January 31, 2021 settle within twelve months, and therefore we expect those losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2021, 2020, and 2019 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2021	2020	2019
Foreign currency forward contracts	Other (expense) income, net	$(95)	$647	$1,891
Interest rate swap agreements	Other (expense) income, net	(1,267)	(48)	620
		$(1,362)	$599	$2,511

15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

We issue stock-based incentive awards to eligible employees, directors and consultants, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options (both incentive and non-qualified), and other awards, under the terms of our outstanding stock benefit plans (the “Plans” or “Stock Plans”) and forms of equity award agreements approved by our board of directors.

Awards are generally subject to multi-year vesting periods. We recognize compensation expense for awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, reduced by estimated forfeitures. Upon issuance of restricted stock, exercise of stock options, or issuance of shares under the Plans, we generally issue new shares of common stock, but may issue treasury shares.

Stock-Based Compensation Plan

On June 20, 2019, our stockholders approved the Verint Systems Inc. 2019 Long-Term Stock Incentive Plan (the “2019 Plan”). Upon approval of the 2019 Plan, new awards are no longer permitted under our prior stock-based compensation plan (the “2017 Amended Plan”). Awards outstanding at June 20, 2019 under the 2017 Amended Plan or other previous stock-based compensation plans were not impacted by the approval of the 2019 Plan. Collectively, our stock-based compensation plans are referred to herein as the “Plans”.

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

In March 2021, our board of directors approved an adjustment of the available plan capacity to the 2019 Plan to 14,239,656 shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Component of income before provision for income taxes:
Cost of revenue - product	$1,448	$2,014	$1,309
Cost of revenue - service and support	3,926	6,170	4,426
Research and development, net	9,536	13,426	9,870
Selling, general and administrative	47,523	61,088	51,052
Total stock-based compensation expense	62,433	82,698	66,657
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	8,783	12,651	10,377
Total stock-based compensation, net of taxes	$53,650	$70,047	$56,280

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Restricted stock units and restricted stock awards	$63,005	$65,080	$57,639
Stock bonus program and bonus share program	(716)	17,543	8,943
Total equity-settled awards	62,289	82,623	66,582
Phantom stock units (cash-settled awards)	144	75	75
Total stock-based compensation expense	$62,433	$82,698	$66,657

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

We recorded a $1.5 million net excess tax deficiency, and $2.4 million and $0.2 million of net excess tax benefits resulting from our Stock Plans as a component of income tax expense for the years ended January 31, 2021, 2020 and 2019, respectively.

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

RSUs and PSUs that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such RSUs and PSUs were insignificant at January 31, 2021, 2020, and 2019.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
	2021		2020		2019
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,736	$52.53	2,777	$41.05	2,808	$41.18
Granted	2,031	$47.36	1,620	$60.42	1,708	$43.03
Released	(1,615)	$47.64	(1,435)	$40.59	(1,481)	$43.67
Forfeited	(282)	$52.65	(226)	$45.57	(258)	$41.07
Ending balance	2,870	$51.61	2,736	$52.53	2,777	$41.05

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of January 31, 2021, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2021, 2020, and 2019 (these amounts are also included in the Award Activity Table above):

	Year Ended January 31,
(in thousands)	2021	2020	2019
Beginning balance	526	512	506
Granted	381	291	228
Released	(233)	(245)	(139)
Forfeited	(32)	(32)	(83)
Ending balance	642	526	512

Excluding PSUs, we granted 1,650,000 RSUs during the year ended January 31, 2021.

As of January 31, 2021, there was approximately $89.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.28 years.

Stock Options

We did not grant stock options during the years ended January 31, 2021, 2020, and 2019, and activity from stock options awarded in prior periods was not material during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2021, 2020, and 2019 was not significant.

Adjustment in Connection with the Spin-Off

In accordance with the terms of our applicable equity incentive plans, following the completion of the Spin-Off on February 1, 2021, we equitably adjusted the number of shares underlying our remaining unvested awards by a factor of approximately 1.45 based on the ratio of the trading prices of our common stock prior to the Spin-Off to the trading prices of our common stock following the Spin-Off. The tables above reflect the pre-adjustment numbers as of January 31, 2021.

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

For bonuses in respect of the year ended January 31, 2020, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, under the stock bonus program. We issued 32,000 shares under the stock bonus program for the performance period ended January 31, 2020 during the year ended January 31, 2021.

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, for awards under this program, however, the program was not used and no shares will be issued in respect of the performance period ended January 31, 2021.

The following table summarizes activity under the stock bonus program during the years ended January 31, 2021, 2020, and 2019 in isolation. Shares are issued in a given fiscal year in respect of the prior fiscal year’s program period. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2021	2020	2019
Shares in lieu of cash bonus - granted and released (not included in the Award Activity Table above)	32	97	19
Shares in respect of discount (included in the Award Activity Table above):
Granted	—	16	—
Released	3	13	—

In March 2021, our board of directors approved up to 300,000 shares of common stock, and a discount of 15% for awards under our stock bonus program for the performance period ending January 31, 2022.

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

During the year ended January 31, 2021, approximately 272,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2020.

For bonuses in respect of the year ended January 31, 2021, the board of directors approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the performance period ended January 31, 2021. For example, assuming all 200,000 shares currently authorized for issuance under the stock bonus program for the performance period ended January 31, 2021 were issued, no more than 100,000 shares would be issued under the bonus share program for such performance period. We do not expect to utilize any of the shares authorized under the bonus share program for the performance period ended January 31, 2021.

For bonuses in respect of the year ending January 31, 2022, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the same performance period.
The combined accrued liabilities for the stock bonus program and the bonus share program were $2.5 million and $17.3 million at January 31, 2021 and 2020, respectively. As noted above, we do not intend to grant awards under the stock bonus program or the bonus share program for the performance period ended January 31, 2021 and instead expect to pay bonuses for such period in cash.

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

Our matching contribution expenses for our 401(k) Plan were $2.7 million, $3.0 million, and $2.7 million for the years ended January 31, 2021, 2020, and 2019, respectively.

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

Severance expenses for our Israeli employees for the years ended January 31, 2021, 2020, and 2019 were $8.8 million, $8.7 million, and $13.3 million, respectively.

16. LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year. As of January 31, 2021 and 2020, assets recorded under finance leases were $11.0 million and $13.3 million, respectively. As of January 31, 2021 and 2020, accumulated depreciation associated with finance leases was $2.7 million and $0.7 million, respectively.

The components of lease expenses for the years ended January 31, 2021 and 2020 were as follows:

	Year Ended January 31,
(in thousands)	2021	2020
Operating lease expenses	$32,811	$29,898
Finance lease expenses:
Amortization of right-of-use assets	2,378	581
Interest on lease liabilities	414	226
Total finance lease expenses	2,792	807
Variable lease expenses	8,800	8,233
Short-term lease expenses	616	860
Sublease income	(966)	(908)
Total lease expenses	$44,053	$38,890

During the year ended January 31, 2021, we exited certain leased offices primarily due to our workforce operating under remote work environments in certain locations due to COVID-19, resulting in accelerated operating lease expenses of $2.8 million. In the year ended January 31, 2019, we recorded rent expense under all operating leases of $22.6 million under the previous lease accounting standard.

Other information related to leases was as follows:

	Year Ended January 31,
(dollars in thousands)	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,631	$27,599
Operating cash flows from finance leases	414	226
Financing cash flows from finance leases	2,880	2,522
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,488	$22,472
Finance leases	903	6,405
Weighted average remaining lease terms
Operating leases	6 years	6 years
Finance leases	3 years	4 years
Weighted average discount rates
Operating leases	5.4%	6.0%
Finance leases	4.0%	5.2%

Maturities of lease liabilities as of January 31, 2021 were as follows:

	January 31, 2021
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2022	$25,859	$2,480
2023	22,856	2,091
2024	20,517	700
2025	18,349	277
2026	13,792	—
Thereafter	16,927	—
Total future minimum lease payments	118,300	5,548
Less: imputed interest	(17,478)	(294)
Total	$100,822	$5,254

Reported as of January 31, 2021:
Accrued expenses and other current liabilities	$20,936	$2,285
Operating lease liabilities	79,886	—
Other liabilities	—	2,969
Total	$100,822	$5,254

As of January 31, 2021, we have additional operating leases for office facilities that have not yet commenced with future lease obligations of $4.9 million. These operating leases will commence in 2021 with lease terms greater than 1 year to 5 years.

17. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are typically fulfilled by our vendors within a relatively short time horizon. As of January 31, 2021, our unconditional purchase obligations totaled approximately $203.8 million.

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2021, we had approximately $72.1 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2021, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Legal Proceedings

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our former Israeli subsidiary, Cognyte Technologies Israel Ltd. (formerly known as Verint Systems Limited or “VSL”) (Case Number 4186/09) and against our former affiliate CTI (Case Number 1335/09). Also in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms. Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

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

Following an unsuccessful mediation process, on August 28, 2016, the District Court (i) denied the plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options, (ii) dismissed the motion to certify the suit against VSL and Comverse Limited, and (iii) approved the plaintiffs’ motion to certify the suit as a class action against CTI with respect to claims of current or former employees of Comverse Limited (now part of Mavenir) or of VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The court also ruled that the merits of the case would be evaluated under New York law.

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Israeli Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Israeli Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal, and the parties are waiting for further instructions or decisions from the Israeli Supreme Court.

On February 1, 2021, we completed the Spin-Off. As a result of the Spin-Off, Cognyte is now an independent, publicly traded company. Under the terms of the Separation and Distribution Agreement entered into between Verint and Cognyte, Cognyte has agreed to indemnify Verint for Cognyte’s share of any losses that Verint may suffer related to the foregoing legal actions either in its capacity as successor to CTI, to the extent not indemnified by Mavenir, or due to its former ownership of Cognyte and VSL.

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

For the year ended January 31, 2021 and prior periods, we reported our results in two operating segments—Customer Engagement and Cyber Intelligence. Our Customer Engagement solutions help customer-centric organizations optimize customer engagement, increase customer loyalty, and maximize revenue opportunities, while generating operational efficiencies, reducing cost, and mitigating risk. Our Cyber Intelligence solutions are used for a wide range of applications, including predictive intelligence, advanced and complex investigations, security threat analysis, and electronic data and physical assets protection, as well as for generating legal evidence and preventing criminal activity and terrorism. As more fully disclosed in Note 19, “Subsequent Events” on December 4, 2019, we announced our intent to spin off our Cyber Intelligence business into an independent publicly traded company through a pro rata distribution to our common stockholders. The Spin-Off was completed on February 1, 2021.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the years ended January 31, 2021, 2020, and 2019 were as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Revenue:
Customer Engagement:
Segment revenue	$840,583	$873,200	$811,346
Revenue adjustments	(10,336)	(26,675)	(15,059)
	830,247	846,525	796,287
Cyber Intelligence:
Segment revenue	447,027	462,817	433,753
Revenue adjustments	(3,569)	(5,708)	(293)
	443,458	457,109	433,460
Total revenue	$1,273,705	$1,303,634	$1,229,747

Segment contribution:
Customer Engagement	$339,688	$338,098	$316,776
Cyber Intelligence	137,131	130,519	114,012
Total segment contribution	476,819	468,617	430,788

Reconciliation of segment contribution to operating income:
Revenue adjustments	13,905	32,383	15,352
Shared support expenses	180,033	177,308	163,893
Amortization of acquired intangible assets	49,900	55,442	56,413
Stock-based compensation	62,433	82,698	66,657
Separation expenses	47,707	5,288	—
Acquisition, integration, restructuring, and other unallocated expenses	14,136	27,642	14,238
Total reconciling items, net	368,114	380,761	316,553
Operating income	$108,705	$87,856	$114,235

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. There were no material changes in the allocations of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2021, 2020, and 2019. Further details regarding the allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, “Intangible Assets and Goodwill”.

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

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2021, 2020, and 2019:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Americas:
United States	$555,458	$590,602	$555,365
Other	105,064	93,302	103,158
Total Americas	660,522	683,904	658,523
EMEA	358,879	374,721	321,723
APAC	254,304	245,009	249,501
Total revenue	$1,273,705	$1,303,634	$1,229,747

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
United States	$51,996	$61,096
Israel	34,014	33,316
Other countries	20,232	21,699
Total property and equipment, net	$106,242	$116,111

Significant Customers

No single customer accounted for more than 10% of our revenue during the years ended January 31, 2021, 2020, and 2019.

19. SUBSEQUENT EVENTS

Spin-Off of Cognyte Software Ltd.

On February 1, 2021, we completed the previously announced Spin-Off of the Cognyte Business into a separate, independent publicly traded company, Cognyte Software Ltd. The Spin-Off was completed by means of a distribution in which each holder of Verint’s common stock received one Cognyte ordinary share for every share of common stock of Verint held of record as of the close of business on January 25, 2021. After the distribution, we do not beneficially own any ordinary shares of Cognyte and will no longer consolidate Cognyte into our financial results for periods ending after January 31, 2021. The Spin-Off is intended to be generally tax-free to our stockholders for U.S. federal income tax purposes.

Our consolidated financial statements for the year ended and as of January 31, 2021 include the financial position and results of Cognyte in continuing operations. However, effective in the first quarter of the year ending January 31, 2022, the historical financial results of Cognyte will be presented in our consolidated financial statements as a discontinued operation under GAAP for all historical periods presented.

On February 1, 2021, in connection with the Spin-Off, we entered into certain agreements with Cognyte that govern the relationship between the Company and Cognyte following the Spin-Off, including each of the following: a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a limited duration Transition Services Agreement, an Intellectual Property Cross License Agreement, and a Trademark Cross License Agreement.

Cash Collateralization of 1.50% Convertible Senior Notes

On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the Notes then outstanding as well as the final interest payment on the Notes due at maturity on June 1, 2021, into an escrow account in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility will not be accelerated to March 1, 2021. The $390.0 million escrow deposit will be reported within our restricted cash balance until the Notes are retired.

Stock Repurchase Program

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we may repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. Repurchases are expected to be financed with available cash of up to 60% of our free cash flow during such period (as determined by management), subject to compliance with applicable laws, rules and regulations. We may utilize a number of different methods to effect the repurchases, including open market purchases, which may include, without limitation, round lot or block transactions, including through one or more accelerated stock repurchase plans or pursuant to the terms of one or more repurchase plans in accordance with Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash available in the U.S. and other potential uses of cash. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2021. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, our global workforce continued to operate primarily in a work from home environment for the quarter ended January 31, 2021. The design of our financial reporting processes, systems, and controls allows for remote execution with accessibility to secure data.

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

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated March 31, 2021, expressed an unqualified opinion on those financial statements.

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
March 31, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Proposal No. 1 - Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2021 (the “2021 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2021.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,870,267	(2)	$—	7,757,276	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,870,267			7,757,276

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of 2,870,267 restricted stock units.

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

The information presented above does not reflect adjustments resulting from the Spin-Off.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2021 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
3.4	First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 7, 2020
3.5	Certificate of Amendment to First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on December 10, 2020
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.3	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.4	Description of Verint Systems Inc. Capital Stock	Form 10-K filed on March 31, 2020
10.1	Form of Indemnification Agreement	Form 10-Q filed on December 6, 2018

Number	Description	Filed Herewith / Incorporated by Reference from

10.2	Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2017
10.3	Verint Systems Inc. 2019 Long-Term Stock Incentive Plan	Form 8-K filed on June 24, 2019
10.4	Verint Systems Inc. Stock Bonus Program**	Filed herewith
10.5	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.6	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.7	Form of Performance-Based Restricted Stock Unit Award Agreement for Incentive Grants in Connection with the Spin-Off Transaction**	Form 10-K filed on March 31, 2020
10.8	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Filed herewith
10.11	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Filed herewith
10.12	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.13
Amendment No. 1, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.14
Second Amendment, dated June 8, 2020, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on June 9, 2020
10.15	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.16	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.17	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.18	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.19	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ended January 31, 2022 and Subsequent**	Filed herewith
10.20	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.21	Agreement, dated June 6, 2019, between Verint Systems Inc., Neuberger Berman Investment Advisers LLC, and the entities and natural persons signatories thereto	Form 8-K filed on June 6, 2019
10.22	Investment Agreement, dated December 4, 2019, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K/A filed on December 5, 2019
10.23	Registration Rights Agreement, dated May 7, 2020, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K filed on May 7, 2020
10.24	Separation and Distribution Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021

Number	Description	Filed Herewith / Incorporated by Reference from

10.25	Tax Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.26	Employee Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.27	Transition Services Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.28	Intellectual Property Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.29	Trademark Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

March 31, 2021	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 31, 2021	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 31, 2021
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 31, 2021
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ John R. Egan	Director	March 31, 2021
John R. Egan

/s/ Stephen J. Gold	Director	March 31, 2021
Stephen J. Gold

/s/ Penelope Herscher	Director	March 31, 2021
Penelope Herscher

/s/ William H. Kurtz	Director	March 31, 2021
William H. Kurtz

/s/ Andrew Miller	Director	March 31, 2021
Andrew Miller

/s/ Richard Nottenburg	Director	March 31, 2021
Richard Nottenburg

/s/ Howard Safir	Director	March 31, 2021
Howard Safir

/s/ Jason Wright	Director	March 31, 2021
Jason Wright