Form 10-Q
period 2021-04-30
VERINT SYSTEMS INC
filed 2021-06-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2021
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

There were 64,999,036 shares of the registrant’s common stock outstanding on May 17, 2021.

1

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, political unrest, armed conflicts, natural disasters, or outbreaks of disease, such as the COVID-19 pandemic, as well as the resulting impact on information technology spending by enterprises and government customers, on our business;
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
•risks relating to our ability to properly manage investments in our business and operations, execute on growth or strategic initiatives, and enhance our existing operations and infrastructure, including the proper prioritization and allocation of limited financial and other resources;
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
•risks associated with complex and changing domestic and foreign regulatory environments relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers, including, among others, with respect to data privacy and protection, government contracts, anti-corruption, trade compliance, tax, and labor matters;
•risks associated with the mishandling or perceived mishandling of sensitive or confidential information and data, including personally identifiable information or other information that may belong to our customers or other third parties, including in connection with our SaaS or other hosted or managed service offerings or when we are asked to perform service or support;
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
•risks associated with leverage resulting from our current debt position or our ability to incur additional debt, including with respect to liquidity considerations, covenant limitations and compliance, fluctuations in interest rates, dilution considerations (with respect to our convertible notes), and our ability to maintain our credit ratings;
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
•risks associated with Apax Partners’ significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and
•risks associated with the spin-off of our Cyber Intelligence Solutions business, including the possibility that it does not achieve the benefits anticipated, does not qualify as a tax-free transaction, or exposes us to unexpected claims or liabilities.
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2021. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2021	2021
Assets
Current Assets:
Cash and cash equivalents	$359,418	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits	389,795	15
Short-term investments	668	46,300
Accounts receivable, net of allowance for doubtful accounts of $1.5 million and $1.6 million, respectively	147,932	206,157
Contract assets, net	38,907	36,716
Inventories	5,593	5,541
Prepaid expenses and other current assets	56,223	42,814
Current assets of discontinued operations	—	354,926
Total current assets	998,536	1,277,742
Property and equipment, net	69,071	69,090
Operating lease right-of-use assets	53,396	57,849
Goodwill	1,329,798	1,327,407
Intangible assets, net	132,316	143,744
Other assets	118,194	104,511
Long-term assets of discontinued operations	—	280,952
Total assets	$2,701,311	$3,261,295

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$35,797	$35,463
Accrued expenses and other current liabilities	154,606	211,517
Current maturities of long-term debt	386,887	386,713
Contract liabilities	244,892	261,033
Current liabilities of discontinued operations	—	268,713
Total current liabilities	822,182	1,163,439
Long-term debt	405,614	402,781
Long-term contract liabilities	17,391	16,502
Operating lease liabilities	51,412	56,712
Other liabilities	38,743	75,710
Long-term liabilities of discontinued operations	—	58,118
Total liabilities	1,335,342	1,773,262
Commitments and Contingencies
Temporary Equity:
Preferred Stock - $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at April 30, 2021 and January 31, 2021, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at April 30, 2021; no shares issued and outstanding at January 31, 2021; aggregate liquidation preference and redemption value of $200,722 at April 30, 2021.	235,693	—
Equity component of currently redeemable convertible notes	—	4,841
Total temporary equity	436,321	205,469
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 69,946,000 and 70,177,000 shares; outstanding 64,999,000 and 65,773,000 shares at April 30, 2021 and January 31, 2021, respectively.	70	70
Additional paid-in capital	1,333,312	1,726,166
Treasury stock, at cost - 4,947,000 and 4,404,000 shares at April 30, 2021 and January 31, 2021, respectively.	(233,992)	(208,124)
Accumulated deficit	(68,123)	(113,797)
Accumulated other comprehensive loss	(104,171)	(136,878)
Total Verint Systems Inc. stockholders' equity	927,096	1,267,437

	April 30,	January 31,
(in thousands, except share and per share data)	2021	2021
Noncontrolling interests	2,552	15,127
Total stockholders' equity	929,648	1,282,564
Total liabilities, temporary equity, and stockholders' equity	$2,701,311	$3,261,295

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2021	2020
Revenue:
Recurring	$144,453	$129,070
Nonrecurring	56,451	56,795
Total revenue	200,904	185,865
Cost of revenue:
Recurring	38,076	34,928
Nonrecurring	29,880	31,619
Amortization of acquired technology	4,384	4,356
Total cost of revenue	72,340	70,903
Gross profit	128,564	114,962
Operating expenses:
Research and development, net	29,148	32,412
Selling, general and administrative	87,646	76,827
Amortization of other acquired intangible assets	7,328	7,764
Total operating expenses	124,122	117,003
Operating income (loss)	4,442	(2,041)
Other income (expense), net:
Interest income	23	481
Interest expense	(5,019)	(10,689)
Losses on early retirements of debt	(2,474)	—
Other income (expense), net	4,050	(1,822)
Total other expense, net	(3,420)	(12,030)
Income (loss) from continuing operations before provision for income taxes	1,022	(14,071)
(Benefit from) provision for income taxes	(72)	347
Net income (loss) from continuing operations	1,094	(14,418)
Net income from discontinued operations	—	10,443
Net income (loss)	1,094	(3,975)
Net income attributable to noncontrolling interests from continuing operations	295	240
Net income attributable to noncontrolling interests from discontinued operations	—	1,799
Net income (loss) attributable to Verint Systems Inc.	799	(6,014)
Dividends on preferred stock	(3,322)	—
Net loss attributable to Verint Systems Inc. common shares	$(2,523)	$(6,014)

Net (loss) income attributable to Verint Systems Inc. common shares
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(2,523)	$(14,658)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$—	$8,644

Basic net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.04)	$(0.23)
Discontinued operations	—	0.14
Total basic net loss per common share attributable to Verint Systems Inc.	$(0.04)	$(0.09)

Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.04)	$(0.23)
Discontinued operations	—	0.14
Total diluted net loss per common share attributable to Verint Systems Inc.	$(0.04)	$(0.09)

Weighted-average common shares outstanding:
Basic	65,661	64,376
Diluted	65,661	64,376

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2021	2020
Net income (loss)	$1,094	$(3,975)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	2,608	(20,999)
Distribution of Cognyte Software Ltd.	17,123	—
Net decrease from foreign exchange contracts designated as hedges	(66)	(873)
Net increase (decrease) from interest rate swap prior to dedesignation as a hedge	1,014	(6,944)
Net increase from settlement of interest rate swap due to partial early retirement of 2017 Term Loan	12,017	—
Benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	11	1,548
Other comprehensive income (loss)	32,707	(27,268)
Comprehensive income (loss)	33,801	(31,243)
Comprehensive income attributable to noncontrolling interests	295	1,680
Comprehensive income (loss) attributable to Verint Systems Inc.	$33,506	$(32,923)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2021	65,773	$70	$1,726,166	$(208,124)	$(113,797)	$(136,878)	$1,267,437	$15,127	$1,282,564
Net income	—	—	—	—	799	—	799	295	1,094
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	15,584	15,584	—	15,584
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation - equity-classified awards	—	—	14,253	—	—	—	14,253	—	14,253
Common stock issued for stock awards and stock bonuses	827	1	(1)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Treasury stock acquired	(543)	—	—	(25,868)	—	—	(25,868)	—	(25,868)
Purchases of capped calls, net of taxes	—	—	(32,416)	—	—	—	(32,416)	—	(32,416)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430		1,430
Balances as of April 30, 2021	64,999	$70	$1,333,312	$(233,992)	$(68,123)	$(104,171)	$927,096	$2,552	$929,648

Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437
Net (loss) income	—	—	—	—	(6,014)	—	(6,014)	2,039	(3,975)
Other comprehensive loss	—	—	—	—	—	(26,909)	(26,909)	(359)	(27,268)
Stock-based compensation - equity-classified awards	—	—	15,029	—	—	—	15,029	—	15,029
Common stock issued, or to be issued, for stock awards and stock bonuses	399	1	1,845	—	—	—	1,846	—	1,846
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of April 30, 2020	64,526	$69	$1,677,775	$(208,124)	$(112,544)	$(178,774)	$1,178,402	$14,504	$1,192,906

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,094	$(3,975)
(Income) from discontinued operations, net of income taxes	—	(10,443)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,049	20,989
Stock-based compensation, excluding cash-settled awards	16,405	10,683
Change in fair value of future tranche right	(15,810)	—
Amortization of discount on convertible notes	—	3,226
Non-cash losses on derivative financial instruments, net	14,374	1
Losses on early retirements of debt	2,474	—
Other, net	(2,317)	(3,703)
Changes in operating assets and liabilities:
Accounts receivable	58,026	36,159
Contract assets	(2,184)	6,064
Inventories	(350)	(2,855)
Prepaid expenses and other assets	(18,781)	(10,657)
Accounts payable and accrued expenses	(1,510)	3,679
Contract liabilities	(15,524)	(7,158)
Deferred income taxes	(16,977)	752
Other, net	(260)	2,557
Net cash provided by operating activities - continuing operations	37,709	45,319
Net cash (used in) provided by operating activities - discontinued operations	(8,007)	30,659
Net cash provided by operating activities	29,702	75,978

Cash flows from investing activities:
Purchases of property and equipment	(4,369)	(4,201)
Maturities and sales of investments	45,640	9,000
Cash paid for capitalized software development costs	(1,966)	(2,287)
Change in restricted bank time deposits, and other investing activities, net	(32)	11
Net cash provided by investing activities - continuing operations	39,273	2,523
Net cash provided by investing activities - discontinued operations	—	6,770
Net cash provided by investing activities	39,273	9,293

Cash flows from financing activities:
Proceeds from issuance of preferred stock	200,000	—
Proceeds from borrowings	315,000	155,000
Repayments of borrowings and other financing obligations	(310,633)	(1,898)
Purchases of capped calls	(40,950)	—
Payments of debt-related costs	(9,422)	—
Purchases of treasury stock and common stock for retirement	(75,014)	(36,836)
Preferred stock dividend payments	(5,200)	—
Distributions paid to noncontrolling interest	—	(245)
Payment for termination of interest rate swap	(16,502)	—
Net cash transferred to Cognyte Software Ltd.	(114,657)	—
Dividend and other settlements received from Cognyte Software Ltd.	40,164	—
Payments of contingent consideration for business combinations (financing portion) and other financing activities	(2,842)	(1,282)
Net cash (used in) provided by financing activities	(20,056)	114,739
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	218	(3,106)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	49,137	196,904
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	700,133	411,657
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$749,270	$608,561

	Three Months Ended April 30,
(in thousands)	2021	2020

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$359,418	$556,671
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	389,795	38,004
Restricted cash and cash equivalents included in other assets	57	13,886
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$749,270	$608,561
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

Verint is headquartered in Melville, New York, and has more than 40 offices worldwide. We have approximately 4,300 professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Recent Developments

Spin-Off of Cognyte Software Ltd.

On February 1, 2021, we completed the previously announced spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business (the “Cognyte Business”). The Spin-Off of Cognyte was completed by way of a pro rata distribution in which holders of Verint’s common stock, par value $0.001 per share, received one ordinary share of Cognyte, no par value, for every share of common stock of Verint held of record as of the close of business on January 25, 2021 (the “Record Date”). After the distribution, we do not beneficially own any ordinary shares of Cognyte and no longer consolidate Cognyte into our financial results for periods ending after January 31, 2021. The Spin-Off was intended to be generally tax-free to our stockholders for U.S. federal income tax purposes.

The financial results of Cognyte for the three months ended April 30, 2020 are presented as income from discontinued operations, net of taxes on the condensed consolidated statements of operations and its assets and liabilities as of January 31, 2021 are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. The historical condensed consolidated statement of cash flows has also been revised to reflect the effect of the Spin-Off. The historical statements of comprehensive income (loss) and the balances related to stockholders' equity have not been revised to reflect the effect of the Spin-Off. For further information on discontinued operations, see Note 2, “Discontinued Operations”. Unless noted otherwise, discussion in the notes to the condensed consolidated financial statements pertain to continuing operations.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) in an issuance that closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) in an issuance that closed on April 6, 2021. As of April 30, 2021, Apax’s ownership in us on an as-converted basis is approximately 12.9%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in recent months in the development and distribution of vaccines and the economic recovery since the first half of 2020. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including our customers, partners, and vendors, have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we quickly established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format and we believe our business continuity plan is working well.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended April 30, 2021 and 2020, and the condensed consolidated balance sheet as of April 30, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2021 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2021. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Verint Systems Inc., and our wholly owned or otherwise controlled subsidiaries. Noncontrolling interests in less than wholly owned subsidiaries are reflected within stockholders’ equity on our condensed consolidated balance sheet, but separately from our stockholders’ equity. We hold an option to acquire the noncontrolling interests in two majority owned subsidiaries and we account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within accrued expenses and other current liabilities and do not recognize noncontrolling interests in these subsidiaries.

Equity investments in companies in which we have less than a 20% ownership interest and cannot exercise significant influence, and which do not have readily determinable fair values, are accounted for at cost, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, less any impairment.

We include the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated in consolidation.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of April 30, 2021 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Reclassifications

Following the Spin-Off, we began to operate as a pure-play customer engagement company and determined that presenting our revenue and cost of revenue as recurring and nonrecurring would be a more meaningful representation of the nature of our offerings, provide greater transparency and clarity to users of the financial statements, and is more consistent with industry practice and internal reporting. Accordingly, prior period amounts have been reclassified to conform to the current period presentation in our condensed consolidated financial statements and the accompanying notes. For a description of the types of revenue included in each category, see Note 3, “Revenue Recognition”.

Business Segment Information

Prior to the Spin-Off, we had two reportable segments—Customer Engagement and Cyber Intelligence. Upon completion of the Spin-Off, we are a pure-play customer engagement company that operates as a single reporting segment as our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended April 30, 2021, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, other than the recently adopted accounting pronouncements described below.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes. The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also changes the calculation of the income tax impact of hybrid taxes and the methodology for calculating income taxes in an interim period. We adopted this standard as of February 1, 2021 on either a prospective basis, or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to accumulated deficit as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU No. 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU No. 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share and requires the if-converted method for convertible instruments. We early adopted ASU No. 2020-06 as of February 1, 2021 using the modified retrospective transition method. Prior period financial statements have not been restated upon adoption.

Upon adoption of ASU No. 2020-06, we no longer record the conversion feature of our 2014 convertible senior notes in equity. Instead, we combined the previously separated equity component with the liability component, which together is classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, we recorded a decrease to accumulated deficit of approximately $44.9 million, a decrease to additional paid-in capital of $43.4 million, a decrease to temporary equity of $4.8 million, an increase to current maturities of long-term debt of $4.4 million, a decrease to deferred tax liabilities of $0.9 million, and an increase in debt issuance costs of $0.1 million. There was no impact to earnings per share as a result of the adoption.

New Accounting Pronouncements Not Yet Effective

There are no new accounting pronouncements not yet effective that are expected to have an impact on our condensed consolidated financial statements.

2.    DISCONTINUED OPERATIONS

On February 1, 2021 (the “Spin-Off Date”), we completed the previously announced Spin-Off of Cognyte by way of a pro rata and generally tax-free distribution of all of the then-issued and outstanding ordinary shares of Cognyte to holders of record of our common stock as of the close of business on January 25, 2021.

To effect the Spin-Off and provide a framework for our relationship with Cognyte post Spin-Off we entered into several agreements with Cognyte, including the following:

•a Separation and Distribution Agreement;
•a Tax Matters Agreement;
•an Employee Matters Agreement;
•a Transition Services Agreement;
•an Intellectual Property Cross License Agreement; and
•a Trademark Cross License Agreement.

These agreements provide for the allocation of assets, employees, liabilities, and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between us and Cognyte attributable to periods prior to, at and after the Spin-Off.

Under the Transition Services Agreement (“TSA”) with Cognyte, we and Cognyte will provide and/or make available various administrative services and assets to each other for a given period based on each individual service, with an option to extend certain services after the first year. In no case will services be provided for more than 24 months after the Spin-Off. In consideration for such services, we and Cognyte will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup, and subject to a mutually agreed upon increase following an extension of the initial service term. The fees charged for the first year of services are fixed. Fees for services provided by third-party suppliers will be on a straight pass-through basis. During the three months ended April 30, 2021, we invoiced Cognyte $1.5 million and Cognyte invoiced us $0.3 million for transition services provided under the TSA.

Under the Tax Matters Agreement with Cognyte, we and Cognyte each agreed to share the obligation to pay any taxes as shown on tax returns filed by Cognyte (or any member of its group), on one hand, and us (or any member of our group), on the other hand, such that we will be primarily responsible for any taxes related to, or arising in connection with our business and Cognyte will be responsible for any taxes related to, or arising in connection with, the Cognyte Business, regardless of which party prepares and files any such tax return and whether such taxes arise prior to or after the Spin-Off. We and Cognyte also agreed to share responsibility for preparing relevant tax returns, which responsibility will depend on the type of a tax return and the period for which such tax return is being filed. We and Cognyte agreed to indemnify each other under the Tax Matters Agreement for certain actions or inactions.

The Spin-Off met the criteria for classification as “discontinued operations” in accordance with the accounting guidance upon completion of the separation, and as such, the results of our former Cognyte Business have been classified as discontinued operations in our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for all periods presented. As of April 30, 2021, there were no assets from discontinued operations associated with Cognyte and remaining accrued liabilities related to unpaid transaction costs were immaterial. There were no revenues earned or costs and expenses incurred by discontinued operations during the three months ended April 30, 2021.

The following table summarizes the major classes of line items included within discontinued operations in our condensed consolidated statement of operations for the three months ended April 30, 2020:

(in thousands)	Three Months Ended April 30, 2020
Revenue	$101,430
Cost of revenue	31,423
Operating expenses	61,792
Other income, net	119
Income from discontinued operations before benefit from income taxes	8,334
Benefit from income taxes	(2,109)
Net income from discontinued operations	10,443
Net income attributable to noncontrolling interests from discontinued operations	1,799
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$8,644

The following table summarizes the assets and liabilities that were transferred to Cognyte on February 1, 2021 and presented as discontinued operations in our condensed consolidated balance sheet as of January 31, 2021:

(in thousands)	January 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$78,570
Restricted cash and cash equivalents, and restricted bank time deposits	27,042
Short-term investments	4,713
Accounts receivable, net	175,001
Contract assets, net	20,317
Inventories	14,542
Prepaid expenses and other current assets	34,741
Total current assets of discontinued operations	354,926
Property and equipment, net	37,152
Operating lease right-of-use assets	31,040
Goodwill	158,183
Intangible assets, net	5,299
Other assets	49,278
Total long-term assets of discontinued operations	280,952
Total assets of discontinued operations	$635,878

Liabilities
Current Liabilities:
Accounts payable	$41,512
Accrued expenses and other current liabilities	100,189
Contract liabilities	127,012
Total current liabilities of discontinued operations	268,713
Long-term contract liabilities	22,037
Operating lease liabilities	23,174
Other liabilities	12,907
Total long-term liabilities of discontinued operations	58,118
Total liabilities of discontinued operations	$326,831

In connection with the Spin-Off, $17.1 million of accumulated other comprehensive income, net of income taxes, related to foreign currency translation adjustments and foreign exchange contracts designated as cash flow hedges were transferred to Cognyte on the Spin-Off Date. Additionally, Verint transferred its interests in Cognyte Technologies Israel Ltd. (formerly Verint Systems Limited) (“CTIL”) on the Spin-Off Date. Prior to the transfer, CTIL was a wholly owned subsidiary of Verint and the CTIL board of directors declared a cash dividend in the aggregate amount of $35.0 million payable to Verint, as its sole holder of record of ordinary shares, on January 29, 2021. In April 2021, we received the dividend from Cognyte less applicable withholding taxes. The $78.6 million of cash and cash equivalents shown in the table above does not reflect the payment of the dividend, which occurred after the completion of the Spin-Off.

3.    REVENUE RECOGNITION

We derive our revenue primarily from providing customers the right to access our cloud-based solutions, the right to use our software for an indefinite or specified period of time, and related services and support based on when access or control of the software passes to our customers or the services are provided, in an amount that reflects the consideration we expect to be entitled to in exchange for such goods or services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transactions, including mandatory government charges that are passed through to our customers.

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

Disaggregation of Revenue

The following table provides a disaggregation of our recurring and nonrecurring revenue. Recurring revenue is the portion of our revenue that we believe is likely to be renewed in the future. The recurrence of these revenue streams in future periods depends on a number of factors including contractual periods and customers' renewal decisions.

•Recurring revenue primarily consists of cloud revenue and initial and renewal support revenue.
◦Cloud revenue consists primarily of software as a service (“SaaS”) revenue and some optional managed services revenue.
◦SaaS revenue consists predominately of bundled SaaS (software with standard managed services) and unbundled SaaS (comprised of software licensing rights accounted for as term-based licenses whereby customers use our software with related support for a specified period of time). Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.
◦Bundled SaaS revenue is recognized over time and unbundled SaaS revenue is recognized at a point in time, except for the related support which is recognized over time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one- and three-year time frame.
•Nonrecurring revenue primarily consists of our perpetual licenses, hardware, installation services, and business advisory consulting and training services.

In order to conform with the presentation described above, unbundled SaaS revenue for the three months ended April 30, 2020 has been revised to reflect $2.0 million of unbundled SaaS support revenue which had previously been presented within support revenue.

	Three Months Ended April 30,
(in thousands)	2021	2020
Recurring revenue:
Bundled SaaS revenue	$39,309	$33,393
Unbundled SaaS revenue	24,283	7,495
Optional managed services revenue	16,458	14,132
Total cloud revenue	80,050	55,020
Support revenue	64,403	74,050
Total recurring revenue	144,453	129,070
Nonrecurring revenue:
Perpetual revenue	29,323	28,525
Professional services revenue	27,128	28,270
Total nonrecurring revenue	56,451	56,795
Total revenue	$200,904	$185,865

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	April 30, 2021	January 31, 2021
Accounts receivable, net	$147,932	$206,157
Contract assets, net	$38,907	$36,716
Long-term contract assets, net (included in other assets)	$20,570	$17,210
Contract liabilities	$244,892	$261,033
Long-term contract liabilities	$17,391	$16,502

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three months ended April 30, 2021 and 2020.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the three months ended April 30, 2021 and 2020 from amounts included in contract liabilities at the beginning of each period was $97.6 million and $92.5 million, respectively.

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

We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. The timing and amount of revenue recognition for our remaining performance obligations is influenced by several factors, including seasonality, the timing of support renewals, the timing of delivery of software licenses, the average length of the contract terms, and foreign currency exchange rates.

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	April 30, 2021	January 31, 2021
RPO:
Expected to be recognized within 1 year	$388,193	$405,714
Expected to be recognized in more than 1 year	230,839	229,951
Total RPO	$619,032	$635,665

4.    NET LOSS PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2021	2020
Net income (loss) from continuing operations	$1,094	$(14,418)
Net income from discontinued operations, net of tax	—	10,443
Net income (loss)	1,094	(3,975)
Net income attributable to noncontrolling interests from continuing operations	295	240
Net income attributable to noncontrolling interests from discontinued operations	—	1,799
Net income (loss) attributable to Verint Systems Inc.	799	(6,014)
Dividends on preferred stock	(3,322)	—
Net loss attributable to Verint Systems Inc. for basic net loss per common share	(2,523)	(6,014)
Dilutive effect of dividends on preferred stock	—	—
Net loss attributable to Verint Systems Inc. for diluted net loss per common share	$(2,523)	$(6,014)

Net loss (income) attributable to Verint Systems Inc. common shares
Net loss from continuing operations attributable to Verint Systems Inc. common shares	(2,523)	(14,658)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	—	8,644

Weighted-average shares outstanding:
Basic	65,661	64,376
Dilutive effect of employee equity award plans	—	—
Dilutive effect of 0.25% convertible senior notes	—	—
Dilutive effect of 1.50% convertible senior notes	—	—
Dilutive effect of warrants	—	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	65,661	64,376

Basic net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.04)	$(0.23)
Discontinued operations	—	0.14
Total basic net loss per common share attributable to Verint Systems Inc.	$(0.04)	$(0.09)

Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.04)	$(0.23)
Discontinued operations	—	0.14
Total diluted net loss per common share attributable to Verint Systems Inc.	$(0.04)	$(0.09)

We excluded the following weighted-average potential common shares from our diluted per share calculations during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2021	2020
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,859	1,491
0.25% convertible senior notes	1,254	—
1.50% convertible senior notes	9,541	6,205
Warrants	9,865	6,205
Series A Preferred Stock	5,498	—
Series B Preferred Stock	1,118	—

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

Upon our adoption of ASU No. 2020-06 on February 1, 2021, use of the if-converted method is required for calculating any potential dilutive effect of convertible instruments. For the three months ended April 30, 2021, the average price of our common stock, did not exceed the $62.08 per share conversion price of our 0.25% convertible senior notes, and other requirements for the 2021 Notes (as defined in Note 7, “Long-Term Debt”) to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a reporting period exceeds the conversion price.

The Capped Calls (as defined in Note 7, “Long-Term Debt”) do not impact our diluted earnings per common share calculations as their effect would be anti-dilutive. The Capped Calls are intended generally to reduce the potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2021 Notes, in the event that at the time of conversion our common stock price exceeds the $62.08 conversion price, with such reduction and/or offset subject to a cap of $100.00.

There is no impact on our calculation of the dilutive effect of our 1.50% convertible senior notes upon adoption of ASU No. 2020-06 as we were obligated to settle the principal amount of our 2014 Notes (as defined in Note 7, “Long-Term Debt”) in cash and settled the conversion spread with shares of our common stock in connection with the maturity of the 2014 Notes. Following the completion of the Spin-Off on February 1, 2021, the strike prices of the conversion features of our 2014 Notes and Warrants (as defined in Note 7, “Long-Term Debt”) were reduced to $40.55 per share and $47.18 per share, respectively, which increased the equivalent number of underlying common shares to 9,541,000 and 9,865,000, respectively.

Our Note Hedges (as defined in Note 7, “Long-Term Debt”) did not impact our diluted earnings per common share calculations because their effect would be anti-dilutive. However, in connection with the maturity of the 2014 Notes, the common shares delivered to us under the Note Hedges neutralized the dilutive effect of the common shares that we issued under the 2014 Notes to settle the conversion premium. As a result, the settlement of the outstanding 2014 Notes did not increase our outstanding common stock.

Our Warrants (as defined in Note 7, “Long-Term Debt”) would have a dilutive effect on our diluted per common share calculations to the extent that we earned income for the applicable period and the average market value of our common stock exceeds the strike price of the Warrants. As of April 30, 2021, up to 9,865,000 common shares could be issued upon exercise of the Warrants.

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 7, “Long-Term Debt”. See Note 16, “Subsequent Event,” for more details regarding the maturity of the 2014 Notes and Notes Hedges.

On December 4, 2019, we announced that the Apax Investor would invest up to $400.0 million in us, in the form of convertible preferred stock. On May 7, 2020, the purchase of $200.0 million of our Series A Preferred Stock closed. On April 6, 2021, in connection with the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The weighted-average common shares underlying the assumed conversion of the Series A Preferred Stock and Series B Preferred Stock, on an as-converted basis, were excluded from the calculation of diluted net loss per common share for the three months ended April 30, 2021 as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

5.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2021 and January 31, 2021:

	April 30, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$187,394	$—	$—	$187,394
Money market funds	172,024	—	—	172,024
Total cash and cash equivalents	$359,418	$—	$—	$359,418

Short-term investments:
Bank time deposits	$668	$—	$—	$668
Total short-term investments	$668	$—	$—	$668

	January 31, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$243,183	$—	$—	$243,183
Money market funds	342,090	—	—	342,090
Total cash and cash equivalents	$585,273	$—	$—	$585,273

Short-term investments:
Bank time deposits	$46,300	$—	$—	$46,300
Total short-term investments	$46,300	$—	$—	$46,300

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the three months ended April 30, 2021 and 2020, proceeds from maturities and sales of short-term investments were $45.6 million and $9.0 million, respectively.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2021 and January 31, 2021:

	April 30, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$465,535	$(363,719)	$101,816
Acquired technology	222,429	(194,396)	28,033
Trade names	9,430	(6,963)	2,467
Distribution network	2,440	(2,440)	—
Total intangible assets	$699,834	$(567,518)	$132,316

	January 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$464,586	$(356,064)	$108,522
Acquired technology	222,040	(189,687)	32,353
Trade names	9,424	(6,555)	2,869
Distribution network	2,440	(2,440)	—
Total intangible assets	$698,490	$(554,746)	$143,744

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to assess whether a triggering event had occurred that would result in a potential impairment of our indefinite-lived intangible assets. Based on this assessment, we concluded that a triggering event has not occurred which would require further impairment testing to be performed.

Total amortization expense recorded for acquisition-related intangible assets was $11.7 million and $12.1 million for the three months ended April 30, 2021 and 2020, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2022 (remainder of year)	$33,346
2023	37,166
2024	28,072
2025	11,273
2026	9,945
2027 and thereafter	12,514
Total	$132,316

Goodwill activity for the three months ended April 30, 2021 was as follows:

(in thousands)	Amount
Three Months Ended April 30, 2021:
Goodwill, gross, at January 31, 2021	$1,383,450
Accumulated impairment losses through January 31, 2021	(56,043)
Goodwill, net, at January 31, 2021	1,327,407
Foreign currency translation and other	2,391
Goodwill, net, at April 30, 2021	$1,329,798

Balance at April 30, 2021
Goodwill, gross, at April 30, 2021	$1,385,841
Accumulated impairment losses through April 30. 2021	(56,043)
Goodwill, net, at April 30, 2021	$1,329,798

We evaluated whether there has been a change in circumstances as of April 30, 2021 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of our reporting unit is sensitive to management's forecasts of future revenue, profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that is involved in evaluating goodwill for potential impairment. Our reporting unit fair value may decline as a result of delayed or reduced demand for our products and services, driving lower revenue and operating income across our business. However, given the significant difference between the reporting unit fair value and its carrying value in the most recent quantitative analyses completed as of November 1, 2020, as well as expected long-term recovery, management does not believe that these events were severe enough to result in an impairment trigger. We will continue to monitor the environment to determine whether impacts to our reporting unit represent events or changes in circumstances that may trigger a need to assess for impairment.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2021 and January 31, 2021:

	April 30,	January 31,
(in thousands)	2021	2021
0.25% Convertible Senior Notes	$315,000	$—
1.50% Convertible Senior Notes	386,887	386,887
June 2017 Term Loan	100,000	410,125
Less: unamortized debt discounts and issuance costs	(9,386)	(7,518)
Total debt	792,501	789,494
Less: current maturities	386,887	386,713
Long-term debt	$405,614	$402,781

0.25% Convertible Senior Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our 2017 Credit Agreement described below, to terminate an interest rate swap agreement, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2021, the 2021 Notes were not convertible.

We incurred approximately $8.7 million of issuance costs in connection with the 2021 Notes, which have been deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.81% at April 30, 2021.

Based on the closing market price of our common stock on April 30, 2021, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

1.50% Convertible Senior Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021 (the “2014 Notes”). Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes were unsecured and paid interest in cash semiannually in arrears at a rate of 1.50% per annum.

Effective December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the June 1, 2021 maturity date, holders could have surrendered their 2014 Notes for conversion regardless of whether any of the other specified conditions for conversion had been satisfied. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the 2014 Notes then outstanding as well as the final interest payment on the 2014

Notes due at maturity, into an escrow account to cash collateralize the 2014 Notes. The amount in escrow is included within restricted cash and cash equivalents, and restricted bank time deposits on our April 30, 2021 condensed consolidated balance sheet.

In connection with the maturity of the 2014 Notes, we used the escrowed cash to settle the principal amount of the 2014 Notes, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of common stock.

As of January 31, 2021, the 2014 Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares if all of the 2014 Notes were converted. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of 2014 Notes, which represents an effective conversion price of $40.55 per share of common stock and would have resulted in the issuance of approximately 9,541,000 shares if all of the 2014 Notes had been converted prior to maturity. Based on the closing market price of our common stock on April 30, 2021, the if-converted value of the 2014 Notes was approximately $76.5 million greater than the aggregate principal amount of the 2014 Notes.

At issuance, in accordance with then-applicable accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the 2014 Notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the debt and equity components of the 2014 Notes to be $319.9 million and $80.1 million, respectively, at the issuance date, assuming a 5.00% non-convertible borrowing rate. The equity component was recorded as an increase to additional paid-in capital. Through January 31, 2021, the excess of the principal amount of the debt component over its carrying amount (the “debt discount”) was being amortized as interest expense over the term of the 2014 Notes using the effective interest method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the 2014 Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the 2014 Notes are presented as a reduction of long-term debt and were amortized as interest expense over the term of the 2014 Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

During the three months ended July 31, 2020, we repurchased $13.1 million principal amount of the 2014 Notes (the “Repurchased 2014 Notes”) in open market transactions for an aggregate of $13.0 million in cash, resulting in a debt extinguishment loss of $0.1 million, and a $0.2 million charge to additional paid-in-capital.

At January 31, 2021, because the 2014 notes were convertible, $4.8 million of the 2014 Notes’ equity component was classified as temporary equity on our consolidated balance sheet, representing the difference between the principal amount and the net carrying amount of the 2014 Notes that could be requested for conversion.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU No. 2020-06 eliminates the liability and equity separation model for convertible instruments with a cash conversion feature, such as the 2014 Notes.

As permitted, on February 1, 2021, we early adopted ASU No. 2020-06, which otherwise would have been effective for us on February 1, 2022. As a result, effective February 1, 2021, we no longer present separate liability and equity components for the 2014 Notes on our condensed consolidated balance sheet. We implemented the provisions of ASU No. 2020-06 using the modified retrospective approach, such that comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

The adoption of ASU No. 2020-06 resulted in the $78.0 million carrying value of the 2014 Notes’ equity component at January 31, 2021, which included applicable issuance costs and the portion classified within temporary equity, being reclassified and combined with the liability component of the 2014 Notes. This resulted in a $43.4 million decrease to additional paid-in capital, a $4.8 million decrease to temporary equity, a $4.4 million increase to current maturities of long-term debt, a $0.9 million decrease to deferred tax liabilities, a $0.1 million increase in unamortized debt issuance costs (a component of long-term debt), and a $44.9 million decrease to our accumulated deficit.

As of April 30, 2021, the carrying value of the 2014 Notes was $386.8 million, which was net of unamortized debt issuance costs of $0.1 million. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2014 Notes was approximately 1.91% at April 30, 2021.

As the 2014 Notes were due June 1, 2021, they are classified within current maturities of long-term debt on our condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021, respectively.

Capped Calls, Note Hedges and Warrants

Capped Calls

In connection with the issuance of the 2021 Notes, on April 6, 2021 and April 8, 2021, we entered into capped call transactions (the “Capped Calls”) with certain counterparties. The Capped Calls are intended generally to reduce the potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2021 Notes, in the event that at the time of conversion our common stock price exceeds the conversion price, with such reduction and/or offset subject to a cap.

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2021, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.0 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

Note Hedges and Warrants

Concurrently with the issuance of the 2014 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the 2014 Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of conversion rate adjustments, the Note Hedges and the Warrants served to increase the effective conversion price for the 2014 Notes to $47.18 per share. The Note Hedges and Warrants are each separate instruments from the 2014 Notes.

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the 2014 Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,865,000 shares of our common stock at a price of $40.55, which is equal to the adjusted conversion price of the 2014 Notes. The Note Hedges could have been settled in cash, shares of our common stock, or a combination thereof, at our option, and were intended to reduce our exposure to potential dilution upon conversion of the 2014 Notes. Our exercise rights under the Note Hedges were automatically triggered upon conversion of the 2014 Notes and the Note Hedges terminated upon maturity of the 2014 Notes on June 1, 2021. In connection with the maturity of the 2014 Notes, we received approximately 1,250,000 shares of our common stock from the counterparties under the Note Hedges, which we used to offset the dilution resulting from the settlement of the conversion premium on the 2014 Notes as the market value per share of our common stock, as measured under the terms of the Note Hedges, was greater than the strike price of the Note Hedges. We paid $60.8 million for the Note Hedges, which was recorded as a charge to additional paid-in capital. As of April 30, 2021, we had not purchased any shares of our common stock under the Note Hedges.

The Repurchased 2014 Notes acquired during the three months ended July 31, 2020 as described above did not change the number of common shares subject to the Note Hedges as the counterparties agreed the options under the Note Hedges remained outstanding notwithstanding such repurchase. Upon maturity of the 2014 Notes, we received approximately 42,000 shares of our common stock from the counterparties related to the reimbursement for the in-the-money portion of the Repurchased 2014 Notes under the Note Hedge agreement.

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the Warrants now provide the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants have a dilutive effect on net income per share to the extent that the average market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2021, no Warrants had been exercised and all Warrants remained outstanding.

The Note Hedges and Warrants both qualified for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.

Credit Agreements

2017 Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “2017 Credit Agreement”).

The 2017 Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at April 30, 2021 and January 31, 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

The 2017 Term Loan was subject to an original issuance discount of approximately $0.5 million, which is being amortized as interest expense over the term of the 2017 Term Loan using the effective interest method.

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the three months ended April 30, 2021.

On April 9, 2021, we amended the 2017 Credit Agreement (the “2021 Amendment”), pursuant to which we refinanced our $300.0 million 2017 Revolving Credit Facility, which would have matured on June 29, 2022, with the $300.0 million 2021 Revolving Credit Facility. The 2021 Amendment also provides that for purposes of the acceleration of the maturity of the 2017 Term Loan and 2021 Revolving Credit Facility, neither the 2014 Notes nor the 2021 Notes will be deemed to be outstanding if such notes are cash collateralized prior to their respective maturity dates in accordance with the 2017 Credit Agreement. As noted above, we cash collateralized the 2014 Notes prior to settlement on June 1, 2021, and we currently intend to cash collateralize, or otherwise refinance or repurchase, the 2021 Notes prior to their maturity in 2026.

The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility would have been accelerated to March 1, 2021 if on such date any 2014 Notes remained outstanding, unless such outstanding 2014 Notes are cash collateralized pursuant to a second amendment to the 2017 Credit Agreement (the “2020 Amendment”), entered into on June 8, 2020. Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off of our Cyber Intelligence business within the parameters set forth in the 2017 Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding if such 2014 Notes were cash collateralized in accordance with the 2017 Credit Agreement for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. On February 26, 2021, as noted above, we cash collateralized the 2014 Notes in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility were not accelerated to March 1, 2021.

As of April 30, 2021, the interest rate on the 2017 Term Loan was 2.12%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.32% at April 30, 2021. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.

For borrowings under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). In addition, we are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2021 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

2017 Credit Agreement Issuance and Amendment Costs

We incurred debt issuance costs of approximately $6.8 million in connection with the 2017 Credit Agreement, of which $4.1 million were associated with the 2017 Term Loan, and $2.7 million were associated with the 2017 Revolving Credit Facility, which were deferred and are being amortized as interest expense over the terms of the facilities. During the year ended January 31, 2018, we wrote off $0.2 million of deferred debt issuance costs associated with the 2017 Term Loan as a result of the 2018 Amendment. We incurred $2.1 million of debt modification costs related to the 2020 Amendment, $1.2 million of which were expensed, and $0.9 million of which were deferred (comprised of $0.5 million associated with the 2017 Term Loan, and $0.4 million associated with the 2017 Revolving Credit Facility), and which are being amortized along with the previously deferred debt issuance costs.

At the time of the 2021 Amendment, there were $1.3 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility, of which $0.8 million were associated with commitments under the 2017 Revolving Credit Facility provided by lenders that are continuing to provide commitments under the 2021 Revolving Credit Facility and therefore continued to be deferred, and which are now being amortized over the term of the 2021 Revolving Credit Facility. The remaining $0.5 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility were written off and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the three months ended April 30, 2021. We incurred $1.5 million of debt modification costs related to the 2021 Amendment, all of which are associated with the 2021 Revolving Credit Facility, which have been deferred and are being amortized along with the previously deferred debt issuance costs over the term of the 2021 Revolving Credit Facility.

Deferred debt issuance costs associated with the 2017 Term Loan are being amortized using the effective interest rate method, and deferred debt issuance costs associated with the 2021 Revolving Credit Facility are being amortized on a straight-line basis.

Future Principal Payments on the Term Loan

As a result of the significant 2017 Term Loan principal payments made during the three months ended April 30, 2021, no further principal payments are required prior to the maturity of the 2017 Term Loan on June 29, 2024.

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, the 2014 Notes, and on borrowings under our 2017 Credit Agreement, for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
2021 Notes:
Interest expense at 0.25% coupon rate	$48	$—
Amortization of deferred debt issuance costs	105	—
Total Interest Expense - 2021 Notes	$153	$—

2014 Notes:
Interest expense at 1.50% coupon rate	$1,451	$1,500
Amortization of debt discount	—	3,226
Amortization of deferred debt issuance costs	391	304
Total Interest Expense - 2014 Notes	$1,842	$5,030

Borrowings under 2017 Credit Agreement:
Interest expense at contractual rates	$1,760	$4,513
Impact of interest rate swap reclassified from accumulated other comprehensive loss	1,014	591
Amortization of debt discounts	3	18
Amortization of deferred debt issuance costs	272	391
Total Interest Expense - Borrowings under Credit Agreements	$3,049	$5,513

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our condensed consolidated statement of operations for the three months ended April 20, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and included within other liabilities on our condensed consolidated balance sheet as of April 30, 2021.

Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2021 and January 31, 2021:

	April 30,	January 31,
(in thousands)	2021	2021
Raw materials	$1,927	$2,768
Work-in-process	92	26
Finished goods	3,574	2,747
Total inventories	$5,593	$5,541

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Foreign currency losses, net	$(541)	$(1,798)
Losses on derivative financial instruments, net	(14,374)	—
Change in fair value of future tranche right	15,810	—
Other, net	3,155	(24)
Total other income (expense), net	$4,050	$(1,822)

Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” for additional information regarding the future tranche right.

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Cash paid for interest	$4,583	$5,295
Cash payments of income taxes, net	$23,035	$9,564
Cash payments for operating leases	$4,878	$5,025
Non-cash investing and financing transactions:
Finance leases of property and equipment	$1,678	$760
Accrued but unpaid purchases of property and equipment	$2,406	$799
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$36,962	$—
Accrued but unpaid purchases of treasury stock	$434	$—

9. CONVERTIBLE PREFERRED STOCK

On December 4, 2019, we entered into an Investment Agreement with the Apax Investor, whereby, subject to certain closing conditions, the Apax Investor agreed to make an investment in us in an amount up to $400.0 million as follows:

•On May 7, 2020 (the “Series A Closing Date”), we issued a total of 200,000 shares of our Series A Preferred Stock, for an aggregate purchase price of $200.0 million, or $1,000 per share to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $2.7 million, including financial advisory fees, closing costs, legal fees, and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series A Preferred Stock.

•In connection with the Spin-Off, on April 6, 2021, (the “Series B Closing Date” and together with the Series A Closing Date, as applicable, the “Applicable Closing Date”) we issued a total of 200,000 shares of our Series B Preferred Stock, for an aggregate purchase price of $200.0 million, or $1,000 per share to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $1.3 million, including financial advisory fees, closing costs, legal fees, and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series B Preferred Stock.

Each of the rights, preferences and privileges of the Series A Preferred Stock and Series B Preferred Stock are set forth in separate certificates of designation filed with the Secretary of State of the State of Delaware on the Applicable Closing Date.

Voting Rights

Holders of the Preferred Stock have the right to vote on matters submitted to a vote of the holders of our common stock, on an as-converted basis; however, in no event will the holders of Preferred Stock have the right to vote shares of the Preferred Stock on an as-converted basis in excess of 19.9% of the voting power of the common stock outstanding immediately prior to December 4, 2019.

Dividends and Liquidation Rights

The Preferred Stock ranks senior to the shares of our common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. Shares of Preferred Stock have a liquidation preference of the greater of $1,000 per share or the amount that would be received if the shares are converted at the then applicable conversion price at the time of such liquidation.

Holders of the Preferred Stock are entitled to a cumulative dividend at a rate of 5.2% per annum until the 48-month anniversary of the Series A Closing Date and thereafter at a rate of 4.0% per annum. Dividends on the Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase (i) to 6.0% per annum in the event the number of shares of common stock into which the Preferred Stock could be converted exceeds 19.9% of the voting power of outstanding common stock on the Series A Closing Date (unless we obtain shareholder approval of the issuance of common stock upon conversion of the Preferred Stock) and (ii) by 1.0% each year, up to a maximum dividend rate of 10.0% per annum, in the event we fail to satisfy our obligations to redeem the Preferred Stock in specified circumstances.

For the three months ended April 30, 2021, we paid $5.2 million of preferred stock dividends, which were accrued as of January 31, 2021, and there were $4.2 million of cumulative undeclared and unpaid preferred stock dividends at April 30, 2021. We had no accrued dividends as of April 30, 2021. We reflected $3.3 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net loss attributable to Verint Systems Inc. commons shares, for the three months ended April 30, 2021. There were no preferred stock dividends recorded in our condensed consolidated results of operations for the three months ended April 30, 2020.

Conversion

The Series A Preferred Stock was convertible into common stock at the election of the holder, subject to certain conditions including conditions associated with the Spin-Off, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the signing date. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of April 30, 2021, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 12.9%.

At any time after 36 months following the Applicable Closing Date, we will have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”).

We may redeem any or all of the Preferred Stock of a series for cash at any time after the 72-month anniversary of the Applicable Closing Date at a redemption price equal to 100% of the liquidation preference of the shares of the Preferred Stock, plus any accrued and unpaid dividends to, but excluding, the redemption date, plus a make-whole amount designed to allow the Apax Investor to earn a total 8.0% internal rate of return on such shares.

The Apax Investor has agreed to restrictions on its ability to dispose of shares of the Series A Preferred Stock until the earlier of (1) the 36-month anniversary of the Series A Closing Date or (2) the 24-month anniversary of the consummation of the Spin-Off (the “Preferred Stock Restricted Period”). Following the Preferred Stock Restricted Period, the Preferred Stock may not be sold or transferred without the prior written consent of the Company. The Apax Investor has also agreed to restrictions on its ability to dispose of the common stock issued upon conversion of the Preferred Stock. The common stock may not be disposed of until the earlier of (1) the 12-month anniversary of consummation of the Spin-Off or (2) the 24-month anniversary of the Series A Closing Date. These restrictions do not apply to certain transfers to one or more permitted co-investors or transfers or pledges of the Preferred Stock or common stock pursuant to the terms of specified margin loans to be entered into by the Apax Investor as well as transfers effected pursuant to a merger, consolidation, or similar transaction consummated by us and transfers that are approved by our board of directors.

At any time after the 102-month anniversary of the Applicable Closing Date or upon the occurrence of a change of control triggering event (as defined in the Certificates of Designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheet as of April 30, 2021, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of April 30, 2021, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Applicable Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference, at April 30, 2021 plus accrued and unpaid dividends. As of April 30, 2021, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock were $3.5 million and $0.7 million, respectively.

Future Tranche Right

We determined that our obligation to issue and the Apax Investor’s obligation to purchase 200,000 shares of the Series B Preferred Stock in connection with the completion of the Spin-Off and the satisfaction of other customary closing conditions (the “Future Tranche Right”) met the definition of a freestanding financial instrument as the Future Tranche Right is legally detachable and separately exercisable from the Series A Preferred Stock. At issuance, we allocated a portion of the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at such time, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right was remeasured at fair value each reporting period until the settlement of the right (at the time of the issuance of the Series B Preferred Stock), and changes in its fair value have been recognized as a non-cash charge or benefit within other income (expense), net on the condensed consolidated statement of operations.

At the Series A Closing Date, the Future Tranche Right was recorded as an asset of $3.4 million, as the purchase price of the Series B Preferred Stock was greater than its estimated fair value at the expected settlement date. This resulted in a $203.4 million carrying value, before direct and incremental issuance costs, for the Series A Preferred Stock.

Immediately prior to the issuance of the Series B Preferred Stock the Future Tranche Right was remeasured to fair value and as a result we recorded a non-cash benefit of $15.8 million related to the change in fair value of the Future Tranche Right for the three months ended April 30, 2021, within other income (expense), net. Upon the issuance of the Series B Preferred Stock in April 2021, the Future Tranche Right was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. This resulted in a $237.0 million carrying value, before direct and incremental issuance costs, for the Series B Preferred Stock. As a result of the issuance of the Series B Preferred Stock, we will no longer recognize changes in the fair value of the Future Tranche Right in our condensed consolidated statements of operations. Please refer to Note 12, “Fair Value Measurements” for additional information regarding valuations of the Future Tranche Right.

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the three months ended April 30, 2021 and 2020. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

In connection with the Spin-Off, each holder of Verint’s common stock, par value $0.001 per share, received one ordinary share of Cognyte, no par value, for every share of common stock of Verint held of record as of the close of business on the Record Date.

Stock Repurchase Programs

On December 4, 2019, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to $300.0 million of common stock over the period ending on February 1, 2021. We made $34.0 million and $116.1 million in repurchases under the program during the years ended January 31, 2021 and January 31, 2020, respectively. This program expired on February 1, 2021.

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the three months ended April 30, 2021, we acquired 1,600,000 shares of our common stock at a cost of $75.4 million under this program, of which $0.4 million was settled in cash in May 2021. No further repurchases are expected under this program for the year ending January 31, 2022.

Treasury Stock

Repurchased shares of common stock are typically recorded as treasury stock, at cost, but may from time to time be retired. We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards.

During the three months ended April 30, 2021, we repurchased approximately 1,601,000 shares of our common stock for a cost of $75.5 million, which includes $75.4 million of share repurchases under the 2021 share repurchase program described above, and other repurchases to facilitate income tax withholding upon vesting of equity awards. On March 30, 2021, our board of directors approved the retirement of such repurchased shares of common stock and any other shares held as treasury stock, at management’s discretion. During the three months ended April 30, 2021, we retired 1,058,300 shares with a cost of $49.6 million that had been repurchased under the 2021 share repurchase program described above, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares.

During the three months ended April 30, 2020, we repurchased approximately 613,000 shares of our common stock for a cost of $34.0 million under the 2019 share repurchase program described above.

At April 30, 2021, we held approximately 4,947,000 shares of treasury stock with a cost of $234.0 million. At January 31, 2021, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of April 30, 2021, Apax’s ownership in us on an as-converted basis is approximately 12.9%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes to our accumulated other comprehensive income (loss) by component for the three months ended April 30, 2021:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2021	$634	$(13,031)	$(124,481)	$(136,878)
Distribution of Cognyte Software Ltd.	(559)	—	17,682	17,123
Other comprehensive income before reclassifications	32	—	2,608	2,640
Amounts reclassified out of accumulated other comprehensive income (loss)	87	(1,014)	—	(927)
Amounts reclassified upon partial early retirement of the 2017 Term Loan	—	(12,017)	—	(12,017)
Net other comprehensive income (loss)	(614)	13,031	20,290	32,707
Accumulated other comprehensive income (loss) at April 30, 2021	$20	$—	$(104,191)	$(104,171)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our consolidated statement of operations for the three months ended April 20, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and included within other liabilities on our condensed consolidated balance sheet as of April 30, 2021. Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of operations, with presentation location, for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,
(in thousands)	2021	2020	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$1	$—	Cost of recurring revenue
	12	—	Cost of nonrecurring revenue
	65	—	Research and development, net
	28	—	Selling, general and administrative
	106	—	Total, before income taxes
	(19)	—	Provision for income taxes
	$87	$—	Total, net of income taxes

Interest rate swap agreement	$(1,014)	$(591)	Interest expense
	(15,655)	—	Other income (expense), net
	(16,669)	(591)	Total, before income taxes
	3,638	128	Benefit from income taxes
	$(13,031)	$(463)	Total, net of income taxes

11.   INCOME TAXES

Our interim (benefit from) provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2021, we recorded an income tax benefit of $0.1 million on pretax income of $1.0 million, which represented a negative effective income tax rate of 7.0%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the adjustment of certain unrecognized tax benefits, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions.

For the three months ended April 30, 2020, we recorded an income tax provision of $0.3 million on a pretax loss of $14.1 million, which represented a negative effective income tax rate of 2.5%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions and a deferred tax benefit due to a tax rate change in a foreign jurisdiction.

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

We had unrecognized income tax benefits of $85.3 million and $84.8 million (excluding interest and penalties) as of April 30, 2021 and January 31, 2021, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $3.1 million and $3.0 million at April 30, 2021 and January 31, 2021, respectively. Interest and penalties are recorded as a component of the (benefit from) provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at April 30, 2021 could decrease by approximately $1.6 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made. See Note 2, “Discontinued Operations” for discussion related to the Tax Matters agreement entered into between and us and Cognyte as result of the Spin-Off.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2021 and January 31, 2021:

	April 30, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$172,024	$—	$—
Foreign currency forward contracts	—	38	—
Contingent consideration receivable	—	—	453
Total assets	$172,024	$38	$453
Liabilities:
Foreign currency forward contracts	$—	$17	$—
Contingent consideration - business combinations	—	—	8,311
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,400
Total liabilities	$—	$17	$11,711

	January 31, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,090	$—	$—
Foreign currency forward contracts	—	136	—
Contingent consideration receivable	—	—	565
Total assets	$342,090	$136	$565
Liabilities:
Foreign currency forward contracts	$—	$48	$—
Interest rate swap agreements	—	17,881	—
Future tranche right	—	—	52,772
Contingent consideration - business combinations	—	—	15,704
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,250
Total liabilities	$—	$17,929	$71,726

We evaluated the Future Tranche Right associated with the Series A Preferred Stock issued on May 7, 2020 and determined that the Future Tranche Right was a freestanding financial instrument. The Future Tranche Right was initially recorded as an asset and was re-measured at each reporting period until the redemption feature was exercised in connection with the sale and issuance of the Series B Preferred Stock on April 6, 2021. Immediately prior to the issuance of the Series B Preferred Stock the Future Tranche Right was remeasured to fair value with the change in fair value recognized as a component of other income (expense). Upon the issuance of the Series B Preferred Stock, the Future Tranche Right liability was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the Future Tranche Right and preferred stock investment.

The following table presents the changes in the estimated fair value of the Future Tranche Right measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2021.

(in thousands)	Three Months Ended April 30, 2021
Fair value measurement at beginning of period	$(52,772)
Change in fair value, recorded in other income (expense), net	15,810
Reclassification of future tranche right liability upon settlement	36,962
Fair value measurement at end of period	$—

In January 2020, we completed the sale of an insignificant subsidiary. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet. The estimated fair value of this asset as of April 30, 2021, which is measured using Level 3 inputs, was $0.5 million. We received payments of $0.1 million, and the change in the estimated fair value of this contingent receivable was not material, during the three months ended April 30, 2021. The estimated fair value of this asset as of April 30, 2020 was $0.7 million. We did not receive any payments, and the change in the estimated fair value of this contingent receivable was not material, during the three months ended April 30, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$15,704	$31,367
Changes in fair values, recorded in operating expenses	241	(4,399)
Payments of contingent consideration	(7,609)	(3,031)
Foreign currency translation and other	(25)	(40)
Fair value measurement at end of period	$8,311	$23,897

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within accrued expenses and other current liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$3,250	$2,900
Change in fair value, recorded in operating expenses	150	(250)
Fair value measurement at end of period	$3,400	$2,650

On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our consolidated statement of operations for the three months ended April 20, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and included within other liabilities on our condensed consolidated balance sheet as of April 30, 2021. Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2021 and 2020.

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

Future Tranche Right - The fair value of the Future Tranche Right was classified within Level 3 of the fair value hierarchy because it was valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value of the Future Tranche Right was estimated using a binomial tree model to estimate the value of the Series B Preferred Stock and a Monte Carlo simulation to estimate our stock price post-Spin-Off, which we believe was reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Future Tranche Right. The fair value of the Future Tranche Right also reflected the likelihood of the Series B Preferred Stock being issued, which management considered to be highly probable for all periods.

Significant inputs and assumptions used in the valuation model as of the issuance date, May 7, 2020, and immediately prior to the settlement date, April 6, 2021, are as follows:

	April 6,	May 7,
	2021	2020
Risk-free interest rate for preferred stock	2.35%	1.31%
Implied credit spread	6.78%	10.78%
Expected volatility	30.00%	30.00%
Verint common stock price	$45.91	$45.44

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

Contingent Consideration Asset or Liability - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.8% to 3.3%, with a weighted average discount rate of 2.6%, in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2021. We utilized discount rates ranging from 3.3% to 3.8%, with a weighted average discount rate of 3.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2021. We utilized discount rates ranging from 2.9% to 3.6%, with a weighted average discount rate of 3.2%, in our calculation of the estimated fair value of our contingent consideration asset as of April 30, 2021. We utilized discount rates ranging from 3.3% to 4.0%, with a weighted average discount rate of 3.7% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2021.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 9.0% in our calculation of the estimated fair value of the option as of April 30, 2021 and January 31, 2021.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $100 million and $409 million at April 30, 2021 and January 31, 2021, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of April 30, 2021 and January 31, 2021 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair values of our 2014 Notes were approximately $454 million and $440 million at April 30, 2021 and January 31, 2021, respectively. The estimated fair value of our 2021 Notes was approximately $319 million at April 30, 2021. The estimated fair values of the 2014 Notes and 2021 Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the 2014 Notes and 2021 Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of April 30, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million, of which $4.4 million was remeasured to fair value based on an observable transaction during the three months ended April 30, 2021. These investments are included within other assets on the condensed consolidated balance sheets. An unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the condensed consolidated statement of operations for the three months ended April 30, 2021. As of January 31, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $2.0 million. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2021. We did not recognize any impairments during the three months ended April 30, 2021 and 2020.

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

We held outstanding foreign currency forward contracts with notional amounts of $4.2 million and $6.6 million as of April 30, 2021 and January 31, 2021, respectively.

Interest Rate Swap Agreements

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of our prior interest rate swap in September 2019, under which we paid interest at a fixed rate of 2.949% and received variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty began on November 1, 2019, and occurred on a quarterly basis. The 2018 Swap had a termination date of June 29, 2024.

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
On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap were accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after taxes, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the 2018 Swap, as the previously hedged interest payments occurred.

On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense) to adjust the interest rate swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the three months ended April 30, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and included within other liabilities on our condensed consolidated balance sheet as of April 30, 2021.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2021	2021
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$38	$136
Total derivative assets		$38	$136

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$17	$47
Not designated as hedging instruments	Accrued expenses and other current liabilities	—	1
Interest rate swap agreement:
Not designated as a hedging instrument	Accrued expenses and other current liabilities	—	4,316
Not designated as a hedging instrument	Other liabilities	—	13,565
Total derivative liabilities		$17	$17,929

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,
(in thousands)	2021	2020
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$40	$(8)
Interest rate swap agreement	—	(7,535)
	$40	$(7,543)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$106	$—
Interest rate swap agreement	(16,669)	(591)
	$(16,563)	$(591)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized gains recorded in our accumulated other comprehensive loss at April 30, 2021 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2021 and 2020 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2021	2020
Interest rate swap agreement	Other income (expense), net	$(14,374)	$—

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Cost of revenue - recurring	$429	$265
Cost of revenue - nonrecurring	833	272
Research and development, net	1,773	1,173
Selling, general and administrative	13,366	8,968
Total stock-based compensation expense	$16,401	$10,678

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Restricted stock units and restricted stock awards	$14,253	$11,256
Stock bonus program and bonus share program	2,152	(573)
Total equity-settled awards	16,405	10,683
Phantom stock units (cash-settled awards)	(4)	(5)
Total stock-based compensation expense	$16,401	$10,678

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021		2020
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,950	$35.97	1,879	$52.96
Granted	1,262	$48.62	90	$49.80
Released	(827)	$35.33	(332)	$46.38
Forfeited	(41)	$35.61	(71)	$52.15
Ending balance	3,344	$40.91	1,566	$54.21

The beginning balance of the outstanding shares for the three months ended April 30, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The related weighted-average grant date fair value for the beginning outstanding shares reflects the adjusted fair value of the awards on the Spin-Off Date. The adjusted shares preserve the same terms and conditions and vesting schedules as the original awards.

The beginning balance of the shares and the respective weighted-average grant date fair values for the three months ended April 30, 2020 reflect the shares and fair values on the original date of grant without adjustment.

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2021, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the three months ended April 30, 2021 and 2020 (these amounts are already included in the Award Activity Table above for 2021 and 2020):

	Three Months Ended April 30,
(in thousands)	2021	2020
Beginning balance	635	423
Granted	212	90
Released	(270)	(180)
Forfeited	(5)	(20)
Ending balance	572	313

Consistent with the table above, the beginning balance of the outstanding shares for the three months ended April 30, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The beginning balance of the outstanding shares of the three months ended April 30, 2020 reflects the number of shares on the date of grant without adjustment.

Excluding PSUs, we granted 1,050,000 RSUs during the three months ended April 30, 2021.

As of April 30, 2021, there was approximately $101.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

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

In March 2021, our board of directors approved up to 300,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2022.

Bonus Share Program

Under our bonus share program, we may provide discretionary bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature.

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 300,000 shares of common stock under the bonus share program, reduced by any shares issued under the stock bonus program in respect of the same performance period. The program was not used, however, and no shares will be issued in respect of the performance period ended January 31, 2021.

For bonuses in respect of the year ending January 31, 2022, our board of directors has approved the use of up to 300,000 shares of common stock under this program, reduced by any shares used under the stock bonus program in respect of the same performance period (the maximum number of shares issuable under the stock bonus program and the bonus share program collectively for the performance period ending January 31, 2022 will not exceed 300,000).

The combined accrued liabilities for the stock bonus program and the bonus share program was $2.1 million at April 30, 2021. As noted above, no awards were made under the stock bonus program or the bonus share program for the performance period ended January 31, 2021 and bonuses for such period were paid in cash.

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

16.   SUBSEQUENT EVENT

On May 28, 2021, prior to the maturity of the 2014 Notes on June 1, 2021, we paid an aggregate of $389.8 million in cash for the settlement of the 2014 Notes, which included $386.9 million in satisfaction of the outstanding principal of the 2014 Notes and $2.9 million related to the final interest payment on the 2014 Notes. We funded the repayment of the outstanding principal amount of the 2014 Notes and accrued interest thereon using cash we had placed in escrow on February 26, 2021. Additionally, in satisfaction of the conversion premium of $57.7 million we issued approximately 1,250,000 shares of our common stock to the holders of the 2014 Notes.

The Note Hedges we entered into in connection with the issuance of the 2014 Notes were automatically settled with the conversion of the 2014 Notes, resulting in our receipt of approximately 1,250,000 shares of our common stock from the counterparties, offsetting the shares we issued to the holders of the 2014 Notes. We also received approximately 42,000 shares of our common stock from the counterparties pertaining to the reimbursement for the in-the-money portion of the Repurchased 2014 Notes under the Note Hedge agreement.

See Note 7, “Long-Term Debt” for a more detailed discussion regarding the 2014 Notes and Note Hedges.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2021 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Overview

Recent Developments

Spin-Off of Cognyte Software Ltd.

On February 1, 2021, we completed the previously announced spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business (the “Cognyte Business”). The Spin-Off was completed by way of a pro rata distribution on February 1, 2021 of all of the then-issued and outstanding ordinary shares, no par value, of Cognyte to holders of record of our common stock as of the close of business on January 25, 2021. After the distribution, we do not beneficially own any ordinary shares of Cognyte and beginning February 1, 2021, we no longer consolidate Cognyte within our financial results or reflect the financial results of Cognyte within our continuing results of operations.

We incurred cumulative transaction costs of $53.0 million prior to the completion of the Spin-Off, of which $7.8 million is reflected in our condensed consolidated statement of operations within discontinued operations for the three months ended April 30, 2020. Transaction costs primarily consisted of costs incurred for the establishment of separate information systems for each company, along with related information technology costs, third-party advisory, consulting, legal and professional services, as well as other items that were incremental and one-time in nature that related to the Spin-Off.

In connection with the Spin-Off, we entered into several agreements with Cognyte that provide a framework for the relationship between the parties going forward, including a limited duration Transition Services Agreement under which we and Cognyte will provide and/or make available various administrative services and assets to each other for a given period based on each individual service. In no case will services be provided for more than 24 months after the Spin-Off. Services to be provided include certain services related to finance, accounting, business technology, human resources, information systems, facilities, document management and record retention and technical support. In consideration for such services, we and Cognyte will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup.

The historical results of operations and financial positions of Cognyte are reported as discontinued operations in our condensed consolidated financial statements. For further information on discontinued operations, see Note 2, “Discontinued Operations”, to the condensed consolidated financial statements in Item 1, Part I of this report. Pursuant to the Spin-Off of the Cognyte Business, we now operate in a single reportable segment, which is described in the “Our Business” section below.

Apax Investment

On December 4, 2019, we announced that an affiliate of Apax Partners would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020 the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021 the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). Further discussion regarding the Apax investments and details of the closing of both tranches appears in the “Liquidity and Capital Resources-Overview” section below.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in recent months in the development and distribution of vaccines and the economic recovery since the first half of 2020. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including our customers, partners, and vendors, have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we quickly established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format and we believe our business continuity plan is working well. During the first half of the year ended January 31, 2021, we also implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to our stock repurchases, and reducing workforce-related costs. During the first half of the year ended January 31, 2021, including the three months ended April 30, 2020, our revenue was adversely impacted by delays and reduced spending attributed to the impact of the pandemic on our customers’ operational priorities and as a result of cost containment measures they had implemented. We saw a reduction or delay in certain large customer contracts, particularly on-premises arrangements, and limitations on access to the facilities of our customers also impacted our ability to deliver some of our products and complete certain implementations, negatively impacting our ability to recognize revenue.

We saw an improvement in the business environment during the second half of the year ended January 31, 2021, which has continued to date into the year ending January 31, 2022. During the three months ended April 30, 2021, we continued to experience solid demand for our cloud solutions as our customers have accelerated the digitization of their customer interactions and internal operations due to the pandemic. Based on the improved business environment and our financial performance, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve. Any such renewed cost controls may have an adverse impact on us, particularly if they remain in place for an extended period. We expect to incur additional costs to the extent we further resume business-related travel and our employees return to our office locations, the timing and extent of which remains undetermined at this time. Notwithstanding the strong demand for our cloud solutions and the recovery in the business environment, given the uncertainty associated with the pandemic, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited, particularly if the pandemic fails to abate for an extended period of time or worsens.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the three months ended April 30, 2021. However, we have deferred the timing of employer payroll taxes and accelerated the refund of AMT credits as permitted by the CARES Act. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

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

•The Market is Shifting Rapidly to Cloud-Based, AI-Driven Solutions. To effectively address the Engagement Capacity Gap, brands are seeking open, cloud-based solutions to break down silos and facilitate the sharing of data across enterprise functions. Brands are also seeking to leverage AI and other advanced data analytic tools to reduce manual work, increase workforce efficiency, and manage the new workforce of humans and bots.

As discussed above, the current COVID-19 pandemic is also a material factor that may negatively impact us and demand for our solutions.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2021 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2021, and include the following:

•Revenue recognition;
•Accounting for business combinations;
•Goodwill and other intangible assets;
•Income taxes; and
•Accounting for stock-based compensation.

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2021, except to the extent such policies or estimates related solely to the Cognyte Business or were no longer relevant as a result of the Spin-Off.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands, except per share data)	2021	2020
Revenue	$200,904	$185,865
Operating income (loss)	$4,442	$(2,041)
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(2,523)	$(14,658)
Net loss from continuing operations per common share attributable to Verint Systems Inc.:
Basic	$(0.04)	$(0.23)
Diluted	$(0.04)	$(0.23)

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Our revenue increased approximately $15.0 million, or 8%, to $200.9 million in the three months ended April 30, 2021 from $185.9 million in the three months ended April 30, 2020. The increase consisted of a $15.4 million increase in recurring revenue, partially offset by a $0.4 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 68%, 21%, and 11% of our total revenue, respectively, in the three months ended April 30, 2021, compared to approximately 67%, 21%, and 12%, respectively, in the three months ended April 30, 2020. Further details of changes in revenue are provided below.

We reported operating income of $4.4 million in the three months ended April 30, 2021 compared to an operating loss of $2.0 million in the three months ended April 30, 2020. The increase in operating income was primarily due to a $13.6 million increase in gross profit, from $115.0 million to $128.6 million, partially offset by a $7.1 million increase in operating expenses, from $117.0 million to $124.1 million. The increase in operating expenses consisted of a $10.8 million increase in selling, general and administrative expenses, partially offset by a $3.3 million decrease in net research and development expenses and a $0.4 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss from continuing operations attributable to Verint Systems Inc. common shares was $2.5 million, and net loss per common share was $0.04, in the three months ended April 30, 2021 compared to a net loss from continuing operations attributable to Verint Systems Inc. common shares of $14.7 million, and net loss per common share of $0.23, in the three months ended April 30, 2020. The increase in income attributable to Verint Systems Inc. common shares in the three months ended April 30, 2021 was primarily due to a $8.6 million decrease in total other expense, net, a $6.4 million increase in operating income as described above and a $0.4 million decrease in provision for income taxes, partially offset by a $3.3 million increase in dividends on preferred stock and a $0.1 million increase in net income attributable to our noncontrolling interests. The decrease in total other expense, net was primarily due to the change in fair value of the Future Tranche Right issued in connection with our preferred stock and a decrease in debt discount amortization costs as a result of our adoption of ASU No. 2020-06, partially offset by losses on derivatives due to the partial early retirement of the 2017 Term Loan. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended April 30, 2021 to average exchange rates for the three months ended April 30, 2020, the U.S. dollar weakened relative to British pound sterling, Australian dollar and the euro, resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended April 30, 2021, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2020, our revenue would have been approximately $4.6 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $4.8 million lower, which would have resulted in a $0.2 million increase in our operating income.

As of April 30, 2021, we employed approximately 4,300 professionals, including part-time employees and certain contractors, as compared to approximately 4,200 at April 30, 2020.

Revenue

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, and (b) nonrecurring revenue, which primarily consists of our perpetual licenses, hardware, installation services, and business advisory consulting and training services.

The following table sets forth revenue by category for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		% Change
(in thousands)	2021	2020	2021-2020
Recurring revenue
Bundled SaaS revenue	$39,309	$33,393	18%
Unbundled SaaS revenue	24,283	7,495	224%
Optional managed services revenue	16,458	14,132	16%
Total cloud revenue	80,050	55,020	45%
Support revenue	64,403	74,050	(13)%
Total recurring revenue	144,453	129,070	12%
Nonrecurring revenue
Perpetual revenue	29,323	28,525	3%
Professional services revenue	27,128	28,270	(4)%
Total nonrecurring revenue	56,451	56,795	(1)%
Total revenue	$200,904	$185,865	8%
Recurring Revenue

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Recurring revenue increased approximately $15.4 million, or 12%, from $129.1 million in the three months ended April 30, 2020 to $144.5 million in the three months ended April 30, 2021. The increase consisted of a $25.0 million increase in cloud revenue, partially offset by a $9.6 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from the accelerated pace of support conversion transactions and new cloud deployments, and to a lesser extent, an increase in bundled SaaS as we continue to see positive demand from customers across our portfolio for cloud-based solutions. The decrease in support revenue was primarily due to the continuing shift in the market to cloud-based solutions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Nonrecurring Revenue

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Nonrecurring revenue decreased approximately $0.3 million, or 1%, from $56.8 million in the three months ended April 30, 2020 to $56.5 million in the three months ended April 30, 2021. The decrease in nonrecurring revenue was primarily due to a $1.1 million decrease in professional services revenue resulting from a decrease in implementation services as a result of the overall shift in our business to a cloud based model. The decrease in professional services revenue was partially offset by a $0.8 million increase in perpetual revenue as a result of increased customer spending as the overall business environment improved after the initial stages of COVID-19. Our nonrecurring revenue can fluctuate from period to period, as some large contracts can represent a significant share of our nonrecurring revenue for a given period.

Cost of Revenue

The following table sets forth cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		% Change
(in thousands)	2021	2020	2021-2020
Cost of recurring revenue	$38,076	$34,928	9%
Cost of nonrecurring revenue	29,880	31,619	(5)%
Amortization of acquired technology	4,384	4,356	1%
Total cost of revenue	$72,340	$70,903	2%

Cost of Recurring Revenue

Cost of recurring revenue primarily consists of employee compensation and related expenses for our cloud operations and support teams, contractor costs, cloud infrastructure and data center costs, travel expenses relating to optional managed services and support, and royalties due to third parties for software components that are embedded in our cloud solutions. Cost of recurring revenue also includes stock-based compensation expenses, facility costs, and other allocated overhead expenses.

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Cost of recurring revenue increased approximately $3.2 million, or 9%, from $34.9 million in the three months ended April 30, 2020 to $38.1 million in the three months ended April 30, 2021, due to an increase in data center and cloud costs associated with the corresponding increase in cloud revenue and an increase in employee compensation and related expenses. Our recurring gross margins increased from 73% in the three months ended April 30, 2020 to 74% in the three months ended April 30, 2021 primarily due to a reduction in overhead costs as a result of the Spin-Off.

We expect our cost of recurring revenue to continue to increase as we continue to invest in our cloud operations to support our growing cloud customer base, to improve operational efficiencies, and to continue to improve the security of our solutions.

Cost of Nonrecurring Revenue

Cost of nonrecurring revenue primarily consists of employee compensation and related expenses, contractor costs, travel expenses relating to installation, training and consulting services, hardware material costs, and royalties due to third parties for software components that are embedded in our on premises software solutions. Cost of nonrecurring revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses.

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Cost of nonrecurring revenue decreased approximately $1.7 million, or 5%, from $31.6 million in the three months ended April 30, 2020 to $29.9 million in the three months ended April 30, 2021. The decrease was primarily driven by a decrease in indirect nonrecurring shared support services due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off, a decrease in contractor costs and employee compensation, and lower travel expenses due to COVID-19, partially offset by an increase in stock based compensation due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, additional performance based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure. Our nonrecurring gross margins increased from 44% in the three months ended April 30, 2020 to 47% in the three months ended April 30, 2021, primarily due to costs, including software amortization costs, decreasing at a faster rate than nonrecurring revenue.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Amortization of acquired technology was $4.4 million in each of the three months ended April 30, 2021 and 2020 due to no acquired technology intangible assets from historical business combinations becoming fully amortized during the current period and no amortization from new business combinations.

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

The following table sets forth research and development, net for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		% Change
(in thousands)	2021	2020	2021-2020
Research and development, net	$29,148	$32,412	(10)%

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Research and development, net (“R&D”) decreased approximately $3.3 million, or 10%, from $32.4 million in the three months ended April 30, 2020 to $29.1 million in the three months ended April 30, 2021. This decrease was primarily attributable to a $4.4 million decrease in indirect R&D shared support services and facility expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off and a $1.3 million decrease in general overhead costs, partially offset by a $0.9 million increase in contractor costs, a $0.6 million increase in stock based compensation due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, additional performance based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure, a $0.5 million decrease in capitalized software development costs and a $0.4 million increase in software subscription expenses related to internal-use software.

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

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		% Change
(in thousands)	2021	2020	2021-2020
Selling, general and administrative	$87,646	$76,827	14%

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Selling, general and administrative expenses (“SG&A”) increased approximately $10.8 million, or 14%, from $76.8 million in the three months ended April 30, 2020 to $87.6 million in the three months ended April 30, 2021. This increase was primarily attributable to $6.3 million of one-time nonrecurring operational costs incurred during the current period related to the Spin-Off, in that they are only necessary because of the Spin-Off, but they are not transactional-type costs and a $5.0 million increase in stock-based compensation expense due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, additional performance based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure. These increases in SG&A were partially offset by a $3.3 million decrease in indirect SG&A shared support services and facilities expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off and a $1.7 million decrease in travel related expenses due to cost reduction initiatives we implemented in response to the COVID-19 pandemic. SG&A expenses were also impacted by a $4.6 million increase due to the change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $4.4 million in the three months ended April 30, 2020 to a net charge of $0.2 million during the three months ended April 30, 2021, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

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

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		% Change
(in thousands)	2021	2020	2021-2020
Amortization of other acquired intangible assets	$7,328	$7,764	(6)%

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Amortization of other acquired intangible assets decreased approximately $0.5 million, or 6%, from $7.8 million in the three months ended April 30, 2020 to $7.3 million in the three months ended April 30, 2021. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Other Expense, Net

The following table sets forth total other expense, net for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		% Change
(in thousands)	2021	2020	2021-2020
Interest income	$23	$481	(95)%
Interest expense	(5,019)	(10,689)	(53)%
Losses on early retirements of debt	(2,474)	—	*
Other income (expense):
Foreign currency losses, net	(541)	(1,798)	(70)%
Losses on derivatives	(14,374)	—	*
Fair value change of future tranche right	15,810	—	*
Other, net	3,155	(24)	*
Total other income (expense) , net	4,050	(1,822)	*
Total other expense, net	$(3,420)	$(12,030)	(72)%

* Percentage is not meaningful.

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Total other expense, net, decreased by $8.6 million from $12.0 million in the three months ended April 30, 2020 to $3.4 million in the three months ended April 30, 2021.

Interest expense decreased from $10.7 million in the three months ended April 30, 2020 to $5.0 million in the three months ended April 30, 2021 due to $3.2 million of amortization of debt discount costs related to the 2014 Notes in the three months ended April 30, 2020 with no comparable activity for the three months ended April 30, 2021 as a result of our adoption of ASU No. 2020-06, which eliminated the embedded conversion feature of the 2014 Notes. See Note 1, "Description of Business and Summary of Significant Accounting Policies" in our notes to our unaudited condensed consolidated financial statements for more information regarding the adoption of ASU No. 2020-06. Interest expense also decreased due to lower interest rates on outstanding borrowings as well as lower outstanding borrowings as a result of the partial prepayment of our 2017 Term Loan in conjunction with the issuance of the 2021 Notes and the repayment of all outstanding borrowings under our 2017 Revolving Credit Facility during the three months ended October 31, 2020. Further discussion regarding our 2014 Notes, 2017 Term Loan, 2017 Revolving Credit Facility, and 2021 Notes appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

During the three months ended April 30, 2021, we recorded $2.5 million of losses on early retirements of debt, $2.0 million of which was a result of repaying $309.0 million of our 2017 Term Loan. In April 2021, we also amended the 2017 Credit Agreement and refinanced our 2017 Revolving Credit Facility, which would have matured on June 29, 2022, resulting in the write off of $0.5 million of unamortized deferred debt issuance costs related to certain lenders who will no longer provide commitments under the 2021 Revolving Credit Facility. Further discussion regarding our 2017 Credit Agreement, 2017 Term Loan and 2021 Revolving Credit Facility appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.5 million of net foreign currency losses in the three months ended April 30, 2021 compared to $1.8 million of net foreign currency losses in the three months ended April 30, 2020. Our foreign currency losses in the current period resulted primarily from the weakening of the U.S dollar against the British pound sterling from January 31, 2021 to April 30, 2021, resulting in foreign currency losses on U.S. dollar-denominated net assets in certain entities which use a British pound sterling functional currency.

During the three months ended April 30, 2021, we and recorded a $14.4 million loss on our interest rate swap as a result of the partial early retirement of our 2017 Term Loan, with no comparable transaction in the prior period.

During the three months ended April 30, 2021, we recorded a non-cash Future Tranche Right revaluation gain of $15.8 million. This non-cash gain for the period relates to the final mark-to-market adjustment of the Future Tranche Right (right of the Apax Investor to purchase Series B Preferred Stock at a future date), issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to a decrease in our stock price from January 31, 2021 to immediately prior to the issuance of the Series B Preferred Stock, which decreased the estimated fair value of the Future Tranche Right. Our diluted net loss per common share for the three months ended April 30, 2021 would have been $0.24 larger without this non-cash gain. Upon the issuance of the Series B Preferred Stock on April 6, 2021, the Future Tranche Right was settled and no further charges (or benefits) will be recorded. Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

We recorded $3.2 million of income within other, net in the three months ended April 30, 2021, primarily due to the recognition of a $3.1 million unrealized gain from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period.

(Benefit from) Provision for Income Taxes

The following table sets forth our (benefit from) provision from income taxes for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		% Change
(in thousands)	2021	2020	2021-2020
(Benefit from) provision for income taxes	$(72)	$347	*

* Percentage is not meaningful.

Three Months Ended April 30, 2021 compared to Three Months Ended April 30, 2020. Our effective income tax rate was negative 7.0% for the three months ended April 30, 2021, compared to a negative effective income tax rate of 2.5% for the three months ended April 30, 2020.

For the three months ended April 30, 2021, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the adjustment of certain unrecognized tax benefits, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions. The result was an income tax benefit of $0.1 million on pretax income of $1.0 million, which represented a negative effective income tax rate of 7.0%.

For the three months ended April 30, 2020, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, offset by lower statutory rates in several foreign jurisdictions and a deferred tax benefit due to a tax rate change in a foreign jurisdiction. The result was an income tax provision of $0.3 million on a pretax loss of $14.1 million, which represented a negative effective income tax rate of 2.5%.

Net Income from Discontinued Operations

As more fully described in Note 2, "Discontinued Operations” to our condensed consolidated financial statements included under Part I, Item 1 of this report, on February 1, 2021, we completed the Spin-Off of our Cognyte Business into an independent public company, Cognyte. As a result, the historical results of operations for Cognyte have been included within discontinued operations in our condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that an affiliate of Apax Partners would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019, the Apax Investor purchased $200.0 million of our Series A Preferred Stock in an issuance that closed on May 7, 2020, with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock in an issuance that closed on April 6, 2021. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of April 30, 2021, Apax’s ownership in us on an as-converted basis is approximately 12.9%.

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A Preferred Stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of preferred stock. We used the proceeds from the Apax investment to repay outstanding indebtedness, to fund a portion of our stock repurchase programs (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 9, “Convertible Preferred Stock”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service, stock repurchases, dividends on the convertible preferred stock, and business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is currently sufficient to support our business operations, including debt service, capital expenditure requirements, and dividends on the convertible preferred stock.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”), again on June 8, 2020 (the “2020 Amendment”), and again on April 9, 2021 (the “2021 Amendment”). Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off within the parameters set forth in the 2017 Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding if such 2014 Notes were cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the 2014 Notes then outstanding as well as the final interest payment on the 2014 Notes due at maturity, into an escrow account in satisfaction of the cash collateralization provisions of the 2020 Amendment. On June 1, 2021, the maturity date of the 2014 Notes, we used the escrowed cash to settle the principal amount, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of common stock. Further discussion of our 2017 Credit Agreement as amended, appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions. There were no business acquisitions during the three months ended April 30, 2021 or the year ended January 31, 2021.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. During the three months ended April 30, 2021, in connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock in an issuance that closed on April 6, 2021. Additionally, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026, unless earlier converted by the holders pursuant to their terms, on April 9, 2021 (the “2021 Notes”). We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of the Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our 2017 Credit Agreement, to terminate an interest rate swap agreement, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $153.3 million and $241.1 million as of April 30, 2021 and January 31, 2021, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.4 million and $0.6 million, at April 30, 2021 and January 31, 2021, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of April 30, 2021, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2021 and January 31, 2021:

	April 30,	January 31,
(in thousands)	2021	2021
Cash and cash equivalents	$359,418	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	389,795	15
Short-term investments	668	46,300
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$749,881	$631,588
Total debt, including current portions	$792,501	$789,494

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the convertible preferred stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and/or stock repurchases.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Net cash provided by operating activities from continuing operations	$37,709	$45,319
Net cash provided by investing activities from continuing operations	39,273	2,523
Net cash (used in) provided by financing activities from continuing operations	(20,056)	114,739
Effect of foreign currency exchange rate changes on cash and cash equivalents	218	(3,106)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	(8,007)	37,429
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$49,137	$196,904

Our operating activities from continuing operations generated $37.7 million of cash during the three months ended April 30, 2021, which was supplemented by $39.3 million of net cash provided by investing activities from continuing operations, and partially offset by $20.1 million of net cash used in financing activities from continuing operations during this period. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities from continuing operations generated $37.7 million of net cash during the three months ended April 30, 2021, compared to $45.3 million generated during the three months ended April 30, 2020. Our decreased operating cash flow in the current period was primarily due to $12.8 million of higher combined interest and net income tax payments, a $3.0 million increase in the non-financing portion of payments under contingent consideration arrangements, and a less favorable impact on operating cash flow from changes in operating assets and liabilities as compared to the prior period, partially offset by higher net income and a more favorable impact from the net effect of non-cash items in the current period as compared to the prior period.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Provided by Investing Activities from Continuing Operations

During the three months ended April 30, 2021, our investing activities from continuing operations provided $39.3 million of net cash, including $45.6 million of net sales and maturities of short-term investments, partially offset by $6.3 million of payments for property, equipment and capitalized software development costs.

During the three months ended April 30, 2020, our investing activities provided $2.5 million of net cash, consisting primarily of $9.0 million of net sales and maturities of short-term investments, partially offset by $6.5 million of payments for property, equipment and capitalized software development costs.

We had no significant commitments for capital expenditures at April 30, 2021.

Net Cash (Used in) Provided by Financing Activities

For the three months ended April 30, 2021, our financing activities used $20.1 million of net cash, primarily due to $310.1 million of repayments of borrowings under our 2017 Term Loan, $114.7 million of net cash transferred to Cognyte upon the completion of the Spin-Off, $75.0 million of payments to repurchase common stock, $41.0 million of payments to purchase the capped calls in connection with the issuance of our 2021 Notes, $16.5 million paid to terminate our interest rate swap, $9.4 million paid for debt-related issuance fees, $5.2 million of payments of Series A Preferred Stock dividends, $2.9 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and $0.5 million of finance lease payments, partially offset by $315.0 million of net proceeds from the issuance of our 2021 Notes, $200.0 million of net proceeds from the issuance of preferred stock, and $40.2 million of a dividend and other settlements received from Cognyte in connection with the Spin-Off during the period.

For the three months ended April 30, 2020, our financing activities generated $114.7 million of net cash, primarily due to a $155.0 million increase in borrowings under our revolving credit facility, partially offset by $36.8 million of payments to repurchase common stock, $1.9 million repayments of borrowings and other financing obligations, $1.3 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and $0.2 million of distributions and dividends to a noncontrolling shareholder of one of our subsidiaries.

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

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the three months ended April 30, 2021, we acquired approximately 1,600,000 shares of our common stock at a cost of $75.4 million under this program, of which $0.4 million was settled in cash in May 2021. No further repurchases are expected under this program for the year ending January 31, 2022.

Financing Arrangements

0.25% Convertible Senior Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our 2017 Credit Agreement, to terminate an interest rate swap agreement, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2021, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on April 30, 2021, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

Capped Calls

In connection with the issuance of the 2021 Notes, on April 6, 2021 and April 8, 2021, we entered into capped call transactions (the “Capped Calls”) with certain counterparties. The Capped Calls are intended generally to reduce the potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2021 Notes, in the event that at the time of conversion our common stock price exceeds the conversion price, with such reduction and/or offset subject to a cap.

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2021, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted, as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.0 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

1.50% Convertible Senior Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021 (the "2014 Notes"). Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes paid interest in cash semiannually in arrears at a rate of 1.50% per annum.

The 2014 Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under a prior credit agreement.

On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the 2014 Notes then outstanding as well as the final interest payment on the 2014 Notes due at maturity, into an escrow account to cash collateralize the 2014 Notes. In connection with the maturity of the 2014 Notes, we used the escrowed cash to settle the principal amount, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of common stock.

As of January 31, 2021, the 2014 Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares of common stock if all of the 2014 Notes were converted. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of 2014 Notes, which represents an effective conversion price of $40.55 per share of common stock and would have resulted in the issuance of approximately 9,541,000 shares of common stock if all of the 2014 Notes had been converted. Based on the closing market price of our common stock on April 30, 2021, the if-converted value of the 2014 Notes was approximately $76.5 million greater than the aggregate principal amount of the 2014 Notes.

During the year ended January 31, 2021, we repurchased $13.1 million principal amount of our 2014 Notes in open market transactions for an aggregate of $13.0 million in cash. As of April 30, 2021, the outstanding principal of the Notes was $386.9 million, which is classified within current maturities of long-term debt on our consolidated balance sheet as the Notes were due June 1, 2021.

Note Hedges and Warrants

Concurrently with the issuance of the 2014 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). Prior to the Spin-Off, the combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the 2014 Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of the conversion rate adjustments, the Note Hedges and the Warrants served to increase the effective conversion price for the 2014 Notes to $47.18 per share. The Note Hedges and Warrants are each separate instruments from the 2014 Notes.

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the 2014 Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,865,000 shares of our common stock at a price of $40.55, which was equal to the adjusted conversion price of the 2014 Notes. The Note Hedges could have been settled in cash, shares of our common stock, or a combination thereof, at our option, and were intended to reduce our exposure to potential dilution upon conversion of the 2014 Notes. Our exercise rights under the Note Hedges were automatically triggered upon conversion of the 2014 Notes and the Note Hedges terminated upon maturity of the 2014 Notes on June 1, 2021. In connection with the maturity of the 2014 Notes, we received approximately 1,250,000 shares of common stock from the counterparties under the Note Hedges, which we used to offset the potential dilution resulting from the settlement of the conversion premium on the 2014 Notes as the market value per share of our common stock, as measured under the terms of the Note Hedges, was greater than the strike price of the Note Hedges. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2021, we had not purchased any shares of our common stock under the Note Hedges.

The 2014 Note repurchases executed during the year ended January 31, 2021 described above did not change the number of common shares subject to the Note Hedges as the counterparties agreed the options under the Note Hedges remained outstanding notwithstanding such repurchase. Upon maturity of the 2014 Notes, we received approximately 42,000 shares of our common stock from the counterparties related to the reimbursement for the in-the-money portion of the Repurchased 2014 Notes under the Note Hedge agreement.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the Warrants now provide the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. Our Warrants would have a dilutive effect on our diluted per share calculations to the extent that we earned income for the applicable period and the average market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2021, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreements

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “2017 Credit Agreement”).

The 2017 Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at April 30, 2021 and January 31, 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the three months ended April 30, 2021.

On April 9, 2021, we amended the 2017 Credit Agreement (the “2021 Amendment”), pursuant to which we refinanced our $300.0 million 2017 Revolving Credit Facility, which would have matured on June 29, 2022, with the $300.0 million 2021 Revolving Credit Facility. The 2021 Amendment also provides that for purposes of the acceleration of the maturity of the 2017 Term Loan and 2021 Revolving Credit Facility, neither the 2014 Notes nor the 2021 Notes will be deemed to be outstanding if such notes are cash collateralized in accordance with the 2017 Credit Agreement. As noted above, we cash collateralized the 2014 Notes prior to settlement, and we currently intend to cash collateralize, or otherwise refinance or repurchase, the 2021 Notes prior to their maturity.

The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility would have been accelerated to March 1, 2021 if on such date any 2014 Notes remained outstanding, unless such outstanding 2014 Notes were cash collateralized pursuant to a second amendment to the 2017 Credit Agreement (the “2020 Amendment”), entered into on June 8, 2020. Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off of our Cyber Intelligence Solutions business within the parameters set forth in the 2017 Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding if such 2014 Notes were cash collateralized in accordance with the 2017 Credit Agreement for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above. On February 26, 2021, as noted above, we cash collateralized the 2014 Notes in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility were not accelerated to March 1, 2021. In connection with, the maturity of the 2014 Notes, we used the escrowed cash to settle the principal amount, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of our common stock.

As of April 30, 2021, the interest rate on the 2017 Term Loan was 2.12%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.32% at April 30, 2021. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.

For borrowings under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). In addition, we are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio.

Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.

Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At April 30, 2021, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.

Interest Rate Swap

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan, under which we paid interest at a fixed rate of 2.949% and received variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty began on November 1, 2019 and occurred on a quarterly basis. The 2018 Swap had a termination date of June 29, 2024.

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
On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap were accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after tax, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, were being amortized to interest expense in the condensed consolidated statement of operations over the remaining term of the 2018 Swap, as the hedged interest payments occur.

On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the interest rate swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the three months ended April 30, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and included within other liabilities on our condensed consolidated balance sheet as of April 30, 2021.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on convertible preferred stock, leases for office space and open non-cancellable purchase orders. As of April 30, 2021, our total operating lease liabilities were $66.0 million, of which $14.6 million is included within accrued expenses and other current liabilities (current portions), and $51.4 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets. We have no current plans to lease significant additional office space and many of our existing lease agreements provide us with the option to renew.

As of April 30, 2021, our unconditional purchase obligations totaled approximately $161.8 million. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our consolidated balance sheet at April 30, 2021 included $15.0 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.1 million) for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

For additional information regarding our long-term debt, convertible preferred stock, and our commitments and contingencies, see Note 7, “Long-Term Debt,” Note 9, “Convertible Preferred Stock,” and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Item I, Part 1 of this report.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2021, we made $7.6 million of payments under contingent consideration arrangements. As of April 30, 2021, potential future cash payments, and earned consideration expected to be paid, subsequent to April 30, 2021 under contingent consideration arrangements total $15.6 million, the estimated fair value of which was $8.3 million, including $5.2 million reported in accrued expenses and other current liabilities, and $3.1 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

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

Interest Rate Risk on Our Debt

The 2017 Credit Agreement bears interest at variable rates based on LIBOR plus a margin. The margin for the 2017 Term Loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the 2021 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio. Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.

To partially mitigate risks associated with the variable interest rate on our 2017 Term Loan, in April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement, which was originally set to expire on June 29, 2024. On April 13, 2021, we paid $16.5 million to the counterparty to early-settle the interest rate swap agreement as our interest rate risk exposure had been significantly reduced as we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100 million, during the three months ended April 30, 2021.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2021 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and the market risk that is created by the global market disruptions and uncertainties resulting from COVID-19, we believe that our market risk profile did not materially change during the three months ended April 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2021. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2021, we shifted from hosting our existing global Oracle-based enterprise resource planning (“ERP”) system on premises to a hosted cloud platform. There was no significant change in processes and controls that resulted from this change. We also deployed a new Human Capital Management (“HCM”) system with Oracle Cloud HCM. As a result of this system change, modifications to the specific processes and controls that are supported by the data within the HCM system were made to adapt to the changes arising from the new system.

There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the COVID-19 pandemic, a significant number of our employees are still working from home. The design of our financial reporting processes, systems, and controls allows for remote execution with accessibility to secure data.

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

Item 1A.                   Risk Factors

Other than as discussed below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

We have a significant amount of indebtedness, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

As of April 30, 2021, we had total outstanding indebtedness of approximately $801.9 million under our 2017 Credit Agreement, our 2014 Notes, and our 2021 Notes. In addition, we have the ability to borrow additional amounts under our 2017 Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. On May 28, 2021, we repaid the full amount (of approximately $390.0 million) of principal and the final interest payment due under the 2014 Notes.

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

If certain events of default occur under our 2017 Credit Agreement, our lenders could declare all amounts outstanding to be immediately due and payable. An acceleration of indebtedness under our 2017 Credit Agreement may also result in an event of default under the indenture governing the 2021 Notes. Additionally, if a change of control as defined in our 2017 Credit Agreement were to occur, the lenders under our credit facilities would have the right to require us to repay all our outstanding obligations under the facilities.

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

The prices of our common stock and the 2021 Notes may be volatile and your investment could lose value.

The prices of our common stock and the 2021 Notes may be volatile. Those prices could be affected by any of the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021. In addition, other factors that could impact the prices of our common stock and/or the 2021 Notes include:

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

•hedging or arbitrage trading activity by third parties, including by the counterparties to the Capped Call transactions that we entered into in connection with the issuance of the 2021 Notes; and

•dilution that may occur upon any conversion of the 2021 Notes.

A significant drop in the price of our common stock or the 2021 Notes could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Apax owns a substantial portion of our equity and its interests may not be aligned with yours.

On December 4, 2019, we announced that the Apax Investor, an affiliate of Apax Partners, would make an investment in us in an amount of up to $400 million. Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A Preferred Stock. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. As of April 30, 2021, Apax’s ownership in us on an as-converted basis is approximately 12.9%. Additionally, under the Investment Agreement, Apax has the right to designate one director to our Board and the right to mutually select with us a second independent director. Circumstances may occur in which the interests of Apax could conflict with the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board appointment rights may have the effect of limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2021, we completed the sale of 200,000 shares of our Series B Preferred Stock to the Apax Investor for an aggregate purchase price of $200.0 million in a private placement that was exempt from registration under the Securities Act. See Note 9, "Convertible Preferred Stock" in our notes to our unaudited condensed consolidated financial statements for more information regarding our Preferred Stock.

On April 9, 2021, we issued $315.0 million in aggregate principal amount of our 2021 Notes. The 2021 Notes were sold to the initial purchasers in a private placement that was exempt from registration under the Securities Act. See Note 7, "Long-Term Debt" in our notes to our unaudited condensed consolidated financial statements for more information regarding our 2021 Notes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the three months ended April 30, 2021, we acquired 1,600,000 shares of common stock at a cost of $75.4 million under this program. No further repurchases are expected under this program for the year ending January 31, 2022.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods. Share repurchase activity during the three months ended April 30, 2021 was as follow:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that My Yet Be Purchased Under the Plans or Programs (in thousands)
February 1, 2021 - February 28, 2021	—	$—	—	$—
March 1, 2021 - March 31, 2021	1,436	47.50	—	—
April 1, 2021 - April 30, 2021	1,600,000	47.11	1,600,000	—
	1,601,436	$47.11	1,600,000	$—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2021:

Number	Description	Filed Herewith / Incorporated by Reference from
3.1	Certificate of Designation, Preferences and Rights of Series B Convertible Perpetual Preferred Stock	Form 8-K filed on April 6, 2021
10.1	Separation and Distribution Agreement, dated as of February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Exhibit 99.1 to the Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.2	Tax Matters Agreement, dated as of February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Exhibit 99.2 to the Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.3	Employee Matters Agreement, dated as of February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Exhibit 99.3 to the Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.4	Transition Services Agreement, dated as of February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Exhibit 99.4 to the Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.5	Intellectual Property Cross License Agreement, dated as of February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Exhibit 99.5 to the Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.6	Trademark Cross License Agreement, dated as of February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Exhibit 99.6 to the Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.7	Verint Systems Inc. Stock Bonus Program*	Form 10-K filed on March 31, 2021
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021*	Form 10-K filed on March 31, 2021
10.9	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021*	Form 10-K filed on March 31, 2021
10.10	Summary of the Terms of the Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ending January 31, 2022 and Subsequent*	Form 10-K filed on March 31, 2021
10.11
Third Amendment, dated April 9, 2021, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on April 9, 2021
10.12	Indenture, dated as of April 9, 2021, by and between Verint Systems Inc. and Wilmington Trust, National Association, as trustee	Form 8-K filed on April 9, 2021
10.13	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 10.12)	Form 8-K filed on April 9, 2021
10.14	Form of Capped Call Confirmation	Form 8-K filed on April 9, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Number	Description	Filed Herewith / Incorporated by Reference from
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

June 9, 2021	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)