Form 10-Q
period 2021-07-31
VERINT SYSTEMS INC
filed 2021-09-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2021
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

There were 65,411,883 shares of the registrant’s common stock outstanding on August 16, 2021.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

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
•challenges associated with our cloud transition, including increased importance of subscription renewal rates, and risk of increased variability in our period-to-period results based on the mix, terms, and timing of our transactions;
•risks associated with our ability to keep pace with technological advances and challenges and evolving industry standards; to adapt to changing market potential from area to area within our markets; and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer challenges and needs in both existing and new areas, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;
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
•risks associated with Apax Partners’ significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and
•risks associated with the recent spin-off of our Cyber Intelligence Solutions business, including the possibility that it does not achieve the benefits anticipated, does not qualify as a tax-free transaction, or exposes us to unexpected claims or liabilities.

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2021 and under Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2021. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2021	2021
Assets
Current Assets:
Cash and cash equivalents	$320,439	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits	14	15
Short-term investments	666	46,300
Accounts receivable, net of allowance for doubtful accounts of $1.2 million and $1.6 million, respectively	150,242	206,157
Contract assets, net	38,081	36,716
Inventories	5,425	5,541
Prepaid expenses and other current assets	57,628	42,814
Current assets of discontinued operations	—	354,926
Total current assets	572,495	1,277,742
Property and equipment, net	67,722	69,090
Operating lease right-of-use assets	48,303	57,849
Goodwill	1,335,816	1,327,407
Intangible assets, net	123,534	143,744
Other assets	130,149	104,511
Long-term assets of discontinued operations	—	280,952
Total assets	$2,278,019	$3,261,295

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$31,518	$35,463
Accrued expenses and other current liabilities	132,059	211,517
Current maturities of long-term debt	—	386,713
Contract liabilities	228,040	261,033
Current liabilities of discontinued operations	—	268,713
Total current liabilities	391,617	1,163,439
Long-term debt	405,873	402,781
Long-term contract liabilities	16,571	16,502
Operating lease liabilities	46,738	56,712
Other liabilities	36,231	75,710
Long-term liabilities of discontinued operations	—	58,118
Total liabilities	897,030	1,773,262
Commitments and Contingencies
Temporary Equity:
Preferred Stock - $0.0001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively; aggregate liquidation preference and redemption value of $200,867 and $206,067 at July 31, 2021 and January 31, 2021, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at July 31, 2021; no shares issued and outstanding at January 31, 2021; aggregate liquidation preference and redemption value of $200,867 at July 31, 2021.	235,693	—
Equity component of currently redeemable convertible notes	—	4,841
Total temporary equity	436,321	205,469
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 70,402,000 and 70,177,000 shares; outstanding 65,412,000 and 65,773,000 shares at July 31, 2021 and January 31, 2021, respectively.	70	70
Additional paid-in capital	1,342,130	1,726,166
Treasury stock, at cost - 4,990,000 and 4,404,000 shares at July 31, 2021 and January 31, 2021, respectively.	(234,524)	(208,124)
Accumulated deficit	(63,123)	(113,797)
Accumulated other comprehensive loss	(102,508)	(136,878)
Total Verint Systems Inc. stockholders' equity	942,045	1,267,437

	July 31,	January 31,
(in thousands, except share and per share data)	2021	2021
Noncontrolling interests	2,623	15,127
Total stockholders' equity	944,668	1,282,564
Total liabilities, temporary equity, and stockholders' equity	$2,278,019	$3,261,295

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue:
Recurring	$156,178	$139,267	$300,631	$268,337
Nonrecurring	58,439	64,813	114,890	121,608
Total revenue	214,617	204,080	415,521	389,945
Cost of revenue:
Recurring	37,636	32,936	75,712	67,864
Nonrecurring	30,505	29,776	60,385	61,395
Amortization of acquired technology	4,426	4,189	8,810	8,545
Total cost of revenue	72,567	66,901	144,907	137,804
Gross profit	142,050	137,179	270,614	252,141
Operating expenses:
Research and development, net	31,792	30,148	60,940	62,560
Selling, general and administrative	91,376	77,739	179,022	154,566
Amortization of other acquired intangible assets	7,345	7,719	14,673	15,483
Total operating expenses	130,513	115,606	254,635	232,609
Operating income	11,537	21,573	15,979	19,532
Other income (expense), net:
Interest income	23	422	46	903
Interest expense	(2,199)	(10,123)	(7,218)	(20,812)
Losses on early retirements of debt	—	(143)	(2,474)	(143)
Other income (expense), net	156	(12,754)	4,206	(14,576)
Total other expense, net	(2,020)	(22,598)	(5,440)	(34,628)
Income (loss) from continuing operations before provision for income taxes	9,517	(1,025)	10,539	(15,096)
Provision for income taxes	4,201	8,345	4,129	8,692
Net income (loss) from continuing operations	5,316	(9,370)	6,410	(23,788)
Net income from discontinued operations	—	19,957	—	30,400
Net income	5,316	10,587	6,410	6,612
Net income from continuing operations attributable to noncontrolling interests	316	327	611	567
Net income from discontinued operations attributable to noncontrolling interests	—	1,766	—	3,565
Net income attributable to Verint Systems Inc.	5,000	8,494	5,799	2,480
Dividends on preferred stock	(5,200)	(2,484)	(8,522)	(2,484)
Net (loss) income attributable to Verint Systems Inc. common shares	$(200)	$6,010	$(2,723)	$(4)

Net (loss) income attributable to Verint Systems Inc. common shares
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(200)	$(12,181)	$(2,723)	$(26,839)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$—	$18,191	$—	$26,835

Basic net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$—	$(0.19)	$(0.04)	$(0.42)
Discontinued operations	—	0.28	—	0.42
Total basic net (loss) income per common share attributable to Verint Systems Inc.	$—	$0.09	$(0.04)	$—

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020
Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$—	$(0.18)	$(0.04)	$(0.42)
Discontinued operations	—	0.27	—	0.42
Total diluted net (loss) income per common share attributable to Verint Systems Inc.	$—	$0.09	$(0.04)	$—

Weighted-average common shares outstanding:
Basic	65,194	64,954	65,417	64,670
Diluted	65,194	65,849	65,417	64,670
See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Net income	$5,316	$10,587	$6,410	$6,612
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	1,653	18,624	4,261	(2,375)
Distribution of Cognyte Software Ltd.	—	—	17,123	—
Net increase (decrease) from foreign exchange contracts designated as hedges	12	1,480	(54)	607
Net increase (decrease) from interest rate swap prior to dedesignation as a hedge	—	1,120	1,014	(5,824)
Net increase from settlement of interest rate swap due to partial early retirement of 2017 Term Loan	—	—	12,017	—
(Provision for) benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	(2)	(425)	9	1,123
Other comprehensive income (loss)	1,663	20,799	34,370	(6,469)
Comprehensive income	6,979	31,386	40,780	143
Comprehensive income attributable to noncontrolling interests	316	2,413	611	4,093
Comprehensive income (loss) attributable to Verint Systems Inc.	$6,663	$28,973	$40,169	$(3,950)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2021	65,773	$70	$1,726,166	$(208,124)	$(113,797)	$(136,878)	$1,267,437	$15,127	$1,282,564
Net income	—	—	—	—	799	—	799	295	1,094
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	15,584	15,584	—	15,584
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation - equity-classified awards	—	—	14,253	—	—	—	14,253	—	14,253
Common stock issued for stock awards and stock bonuses	827	1	(1)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Treasury stock acquired	(543)	—	—	(25,868)	—	—	(25,868)	—	(25,868)
Purchases of capped calls, net of taxes	—	—	(32,416)	—	—	—	(32,416)	—	(32,416)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430	—	1,430
Balances as of April 30, 2021	64,999	70	1,333,312	(233,992)	(68,123)	(104,171)	927,096	2,552	929,648
Net income	—	—	—	—	5,000	—	5,000	316	5,316
Other comprehensive income	—	—	—	—	—	1,663	1,663	—	1,663
Stock-based compensation - equity-classified awards	—	—	15,984	—	—	—	15,984	—	15,984
Common stock issued for stock awards and stock bonuses	456	—	—	—	—	—	—	—	—
Settlement of conversion premium upon maturity of 2014 Notes	1,250	—	(59,139)	59,131	—	—	(8)	—	(8)
Common stock received from exercise of Note Hedges	(1,250)	—	57,695	(57,692)	—	—	3	—	3
Common stock received from exercise of Note Hedges related to repurchased 2014 Notes	(42)	—	1,959	(1,959)	—	—	—	—	—
Purchases of capped calls, net of taxes	—	—	(25)	—	—	—	(25)	—	(25)
Treasury stock acquired	(1)	—	—	(12)	—	—	(12)	—	(12)
Preferred stock dividends	—	—	(7,656)	—	—	—	(7,656)	—	(7,656)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of July 31, 2021	65,412	$70	$1,342,130	$(234,524)	$(63,123)	$(102,508)	$942,045	$2,623	$944,668

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437
Net (loss) income	—	—	—	—	(6,014)	—	(6,014)	2,039	(3,975)
Other comprehensive loss	—	—	—	—	—	(26,909)	(26,909)	(359)	(27,268)
Stock-based compensation - equity-classified awards	—	—	15,029	—	—	—	15,029	—	15,029
Common stock issued, or to be issued, for stock awards and stock bonuses	399	1	1,845	—	—	—	1,846	—	1,846
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of April 30, 2020	64,526	69	1,677,775	(208,124)	(112,544)	(178,774)	1,178,402	14,504	1,192,906
Net income	—	—	—	—	8,494	—	8,494	2,093	10,587
Other comprehensive income	—	—	—	—	—	20,479	20,479	320	20,799
Stock-based compensation - equity-classified awards	—	—	13,420	—	—	—	13,420	—	13,420
Common stock issued for stock awards and stock bonuses	874	1	—	—	—	—	1	—	1
Preferred stock dividends	—	—	(1,589)	—	—	—	(1,589)	—	(1,589)
Reacquisition of equity component from convertible notes repurchases, net of taxes	—	—	(218)	—	—	—	(218)	—	(218)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(404)	(404)
Balances as of July 31, 2020	65,400	$70	$1,689,388	$(208,124)	$(104,050)	$(158,295)	$1,218,989	$16,513	$1,235,502

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$6,410	$6,612
(Income) from discontinued operations, net of income taxes	—	(30,400)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,669	41,750
Stock-based compensation, excluding cash-settled awards	34,489	23,998
Change in fair value of future tranche right	(15,810)	13,610
Amortization of discount on convertible notes	—	6,400
Non-cash losses (gains) on derivative financial instruments, net	14,374	(137)
Losses on early retirements of debt	2,474	143
Other, net	(878)	(266)
Changes in operating assets and liabilities:
Accounts receivable	55,664	57,746
Contract assets	(1,334)	5,957
Inventories	(206)	(1,195)
Prepaid expenses and other assets	(27,926)	(10,428)
Accounts payable and accrued expenses	(27,271)	12,483
Contract liabilities	(33,466)	(34,777)
Deferred income taxes	(16,521)	628
Other, net	(815)	5,999
Net cash provided by operating activities - continuing operations	26,853	98,123
Net cash (used in) provided by operating activities - discontinued operations	(12,294)	38,608
Net cash provided by operating activities	14,559	136,731

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(7,000)	—
Purchases of property and equipment	(7,575)	(7,388)
Purchases of investments	—	(59,800)
Maturities and sales of investments	45,640	9,000
Cash paid for capitalized software development costs	(3,697)	(4,574)
Change in restricted bank time deposits, and other investing activities, net	22	(27)
Net cash provided by (used in) investing activities - continuing operations	27,390	(62,789)
Net cash used in investing activities - discontinued operations	—	(5,699)
Net cash provided by (used in) investing activities	27,390	(68,488)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	198,731	197,254
Proceeds from borrowings	315,000	155,000
Repayments of borrowings and other financing obligations	(311,335)	(3,794)
Settlement of 2014 Notes	(386,887)	—
Purchases of capped calls	(41,060)	—
Payments of debt-related costs	(10,531)	(2,207)
Purchases of treasury stock and common stock for retirement	(75,460)	(36,836)
Payments to repurchase convertible notes	—	(13,032)
Preferred stock dividend payments	(12,856)	—
Distributions paid to noncontrolling interest	(245)	(649)
Payment for termination of interest rate swap	(16,502)	—
Net cash transferred to Cognyte Software Ltd.	(114,657)	—
Dividend and other settlements received from Cognyte Software Ltd.	38,280	—
Payments of contingent consideration for business combinations (financing portion) and other financing activities	(4,390)	(8,452)
Net cash (used in) provided by financing activities - continuing operations	(421,912)	287,284

	Six Months Ended July 31,
(in thousands)	2021	2020
Net cash used in financing activities - discontinued operations	—	(3,382)
Net cash (used in) provided by financing activities	(421,912)	283,902
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	340	(796)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(379,623)	351,349
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	700,133	411,657
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$320,510	$763,006

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$320,439	$731,101
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	14	22,890
Restricted cash and cash equivalents included in other assets	57	9,015
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$320,510	$763,006

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

Verint helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships. Through the Verint Cloud Platform, we offer our customers and partners solutions that are based on artificial intelligence (“AI”) and analytics to automate workflows across enterprise silos to optimize workforce expense and drive an elevated consumer experience. These solutions are used by approximately 10,000 organizations in 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as small to medium sized business (“SMB”) organizations.

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

The financial results of Cognyte for the three and six months ended July 31, 2020 are presented as income from discontinued operations, net of taxes on the condensed consolidated statements of operations and its assets and liabilities as of January 31, 2021 are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. The historical condensed consolidated statement of cash flows has also been revised to reflect the effect of the Spin-Off. The historical statements of comprehensive income (loss) and the balances related to stockholders' equity have not been revised to reflect the effect of the Spin-Off. For further information on discontinued operations, see Note 2, “Discontinued Operations”. Unless noted otherwise, discussion in the notes to the condensed consolidated financial statements pertain to continuing operations.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) in an issuance that closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) in an issuance that closed on April 6, 2021. As of July 31, 2021, Apax’s ownership in us on an as-converted basis is approximately 12.7%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended July 31, 2021 and 2020, and the condensed consolidated balance sheet as of July 31, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2021 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2021. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of July 31, 2021 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended July 31, 2021, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, other than the recently adopted accounting pronouncements described below.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes. The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also changes the calculation of the income tax impact of hybrid taxes and the methodology for calculating income taxes in an interim period. We adopted this standard as of February 1, 2021 on either a prospective basis, or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to accumulated deficit as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.

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

Upon adoption of ASU No. 2020-06, we no longer presented the conversion feature of our 2014 convertible senior notes, which matured on June 1, 2021, in equity. Instead, we combined the previously separated equity component with the liability component, which prior to maturity of the 2014 convertible senior notes, was classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense until the notes matured. Accordingly, we recorded a decrease to accumulated deficit of approximately $44.9 million, a decrease to additional paid-in capital of $43.4 million, a decrease to temporary equity of $4.8 million, an increase to current maturities of long-term debt of $4.4 million, a decrease to deferred tax liabilities of $0.9 million, and an increase in debt issuance costs of $0.1 million. There was no impact to earnings per share as a result of the adoption.

New Accounting Pronouncements Not Yet Effective

There are no new accounting pronouncements not yet effective that are expected to have a material impact on our condensed consolidated financial statements.

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

Under the Transition Services Agreement (“TSA”) with Cognyte, we and Cognyte will provide and/or make available various administrative services and assets to each other for a given period based on each individual service, with an option to extend certain services after the first year. In no case will services be provided for more than 24 months after the Spin-Off Date. In consideration for such services, we and Cognyte will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup, and subject to a mutually agreed-upon increase following an extension of the initial service term. The fees charged for the first year of services are fixed. Fees for services provided by third-party suppliers will be on a straight pass-through basis. During the three and six months ended July 31, 2021, we invoiced Cognyte $1.4 million and $2.9 million, respectively, and Cognyte invoiced us $0.2 million and $0.5 million, respectively, for transition services provided under the TSA.

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

The Spin-Off met the criteria for classification as “discontinued operations” in accordance with the accounting guidance upon completion of the separation, and as such, the results of our former Cognyte Business have been classified as discontinued operations in our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for all periods presented. As of July 31, 2021, there were no assets from discontinued operations associated with Cognyte and remaining accrued liabilities related to unpaid transaction costs were immaterial. There were no revenues earned or costs and expenses incurred by discontinued operations during the three and six months ended July 31, 2021.

The following table summarizes the major classes of line items included within discontinued operations in our condensed consolidated statements of operations for the three and six months ended July 31, 2020:

(in thousands)	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
Revenue	$105,029	$206,459
Cost of revenue	31,198	62,621
Operating expenses	53,087	114,879
Other income, net	963	1,082
Income from discontinued operations before benefit from income taxes	21,707	30,041
Provision for (benefit from) income taxes	1,750	(359)
Net income from discontinued operations	19,957	30,400
Net income from discontinued operations attributable to noncontrolling interests	1,766	3,565
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$18,191	$26,835

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
◦Cloud revenue primarily consists of software as a service (“SaaS”) revenue and some optional managed services revenue.
◦SaaS revenue primarily consists of bundled SaaS (software with standard managed services) and unbundled SaaS (software licensing rights accounted for as term-based licenses whereby customers use our software with related support for a specified period of time). Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.
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

In order to conform with the presentation described above, unbundled SaaS revenue for the three and six months ended July 31, 2020 has been revised to reflect $2.3 million and $4.3 million, respectively, of unbundled SaaS support revenue which had previously been presented within support revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Recurring revenue:
Bundled SaaS revenue	$42,940	$35,818	$82,249	$69,211
Unbundled SaaS revenue	33,444	12,411	57,727	19,906
Optional managed services revenue	16,872	14,328	33,330	28,460
Total cloud revenue	93,256	62,557	173,306	117,577
Support revenue	62,922	76,710	127,325	150,760
Total recurring revenue	156,178	139,267	300,631	268,337
Nonrecurring revenue:
Perpetual revenue	32,349	35,829	61,672	64,354
Professional services revenue	26,090	28,984	53,218	57,254
Total nonrecurring revenue	58,439	64,813	114,890	121,608
Total revenue	$214,617	$204,080	$415,521	$389,945

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	July 31, 2021	January 31, 2021
Accounts receivable, net	$150,242	$206,157
Contract assets, net	$38,081	$36,716
Long-term contract assets, net (included in other assets)	$27,817	$17,210
Contract liabilities	$228,040	$261,033
Long-term contract liabilities	$16,571	$16,502

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three and six months ended July 31, 2021 and 2020. There was one customer, an authorized global reseller of our solutions, that accounted for approximately 17% and 14% of our aggregated accounts receivable and contract assets at July 31, 2021 and January 31, 2021, respectively. Credit losses relating to this reseller have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the six months ended July 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of each period was $171.0 million and $161.9 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	July 31, 2021	January 31, 2021
RPO:
Expected to be recognized within 1 year	$378,422	$405,714
Expected to be recognized in more than 1 year	248,400	229,951
Total RPO	$626,822	$635,665

4.    NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) from continuing operations	$5,316	$(9,370)	$6,410	$(23,788)
Net income from discontinued operations, net of tax	—	19,957	—	30,400
Net income	5,316	10,587	6,410	6,612
Net income attributable to noncontrolling interests from continuing operations	316	327	611	567
Net income attributable to noncontrolling interests from discontinued operations	—	1,766	—	3,565
Net income attributable to Verint Systems Inc.	5,000	8,494	5,799	2,480
Dividends on preferred stock	(5,200)	(2,484)	(8,522)	(2,484)
Net (loss) income attributable to Verint Systems Inc. for basic net income per common share	(200)	6,010	(2,723)	(4)
Dilutive effect of dividends on preferred stock	—	—	—	—
Net (loss) income attributable to Verint Systems Inc. for diluted net income per common share	$(200)	$6,010	$(2,723)	$(4)

Net (loss) income attributable to Verint Systems Inc. common shares
Net (loss) income from continuing operations attributable to Verint Systems Inc. common shares	(200)	(12,181)	(2,723)	(26,839)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	—	18,191	—	26,835

Weighted-average shares outstanding:
Basic	65,194	64,954	65,417	64,670
Dilutive effect of employee equity award plans	—	895	—	—
Dilutive effect of 2021 Notes	—	—	—	—
Dilutive effect of 2014 Notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	65,194	65,849	65,417	64,670

Basic (loss) net income per common share attributable to Verint Systems Inc.:
Continuing operations	$—	$(0.19)	$(0.04)	$(0.42)
Discontinued operations	—	0.28	—	0.42
Total basic net (loss) income per common share attributable to Verint Systems Inc.	$—	$0.09	$(0.04)	$—

Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$—	$(0.18)	$(0.04)	$(0.42)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Discontinued operations	—	0.27	—	0.42
Total diluted net (loss) income per common share attributable to Verint Systems Inc.	$—	$0.09	$(0.04)	$—

We excluded the following weighted-average potential common shares from our diluted per share calculations during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Common shares excluded from calculation:
Stock options and restricted stock-based awards	2,209	392	2,034	1,329
2021 Notes	5,074	—	3,196	—
2014 Notes	9,541	6,137	9,541	6,171
Warrants	9,865	6,205	9,865	6,205
Series A Preferred Stock	5,498	3,495	5,498	1,747
Series B Preferred Stock	3,980	—	2,573	—

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

Upon our adoption of ASU No. 2020-06 on February 1, 2021, use of the if-converted method is required for calculating any potential dilutive effect of convertible instruments. For the three months ended July 31, 2021, the average price of our common stock, did not exceed the $62.08 per share conversion price of our 2021 Notes (as defined in Note 7, “Long-Term Debt”), and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

There is no impact on our calculation of the dilutive effect of our 2014 Notes (as defined in Note 7, “Long-Term Debt”) upon adoption of ASU No. 2020-06 as we were obligated to settle the principal amount of our 2014 Notes in cash and settled the conversion spread with shares of our common stock in connection with the maturity of the 2014 Notes. Following the completion of the Spin-Off on February 1, 2021, the strike prices of the conversion features of our 2014 Notes and Warrants (as defined in Note 7, “Long-Term Debt”) were reduced to $40.55 per share and $47.18 per share, respectively, which increased the equivalent number of underlying common shares to 9,541,000 and 9,865,000, respectively.

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

Our Warrants (as defined in Note 7, “Long-Term Debt”) would have a dilutive effect on our diluted per common share calculations to the extent that we earned income for the applicable period and the average market value of our common stock exceeds the strike price of the Warrants. As of July 31, 2021, up to 9,865,000 common shares could be issued upon exercise of the Warrants.

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 7, “Long-Term Debt”.

On December 4, 2019, we announced that the Apax Investor would invest up to $400.0 million in us, in the form of convertible preferred stock. On May 7, 2020, the purchase of $200.0 million of our Series A Preferred Stock closed. On April 6, 2021, in connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The weighted-average common shares underlying the assumed conversion of the Series A Preferred Stock and Series B Preferred Stock, on an as-converted basis, were excluded from the calculation of diluted net (loss) income per common share for the three and six months ended July 31, 2021 as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

5.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2021 and January 31, 2021:

	July 31, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$208,412	$—	$—	$208,412
Money market funds	112,027	—	—	112,027
Total cash and cash equivalents	$320,439	$—	$—	$320,439

Short-term investments:
Bank time deposits	$666	$—	$—	$666
Total short-term investments	$666	$—	$—	$666

	January 31, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$243,183	$—	$—	$243,183
Money market funds	342,090	—	—	342,090
Total cash and cash equivalents	$585,273	$—	$—	$585,273

Short-term investments:
Bank time deposits	$46,300	$—	$—	$46,300
Total short-term investments	$46,300	$—	$—	$46,300

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2021 and 2020, proceeds from maturities and sales of short-term investments were $45.6 million and $9.0 million, respectively.

6.    INTANGIBLE ASSETS AND GOODWILL

During the three months ended July 31, 2021, we completed an acquisition of certain assets from a leader in contact center hiring automation that qualified as a business combination. This transaction resulted in increases to goodwill, customer relationships, and acquired technology intangible assets, but was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

Acquisition-related intangible assets consisted of the following as of July 31, 2021 and January 31, 2021:

	July 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$467,597	$(371,197)	$96,400
Acquired technology	222,373	(197,325)	25,048
Trade names	7,034	(4,948)	2,086
Distribution network	2,440	(2,440)	—
Total intangible assets	$699,444	$(575,910)	$123,534

	January 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$464,586	$(356,064)	$108,522
Acquired technology	222,040	(189,687)	32,353
Trade names	9,424	(6,555)	2,869
Distribution network	2,440	(2,440)	—
Total intangible assets	$698,490	$(554,746)	$143,744

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to assess whether a triggering event had occurred that would result in a potential impairment of our indefinite-lived intangible assets. Based on this assessment, we concluded that a triggering event has not occurred which would require further impairment testing to be performed.

Total amortization expense recorded for acquisition-related intangible assets was $11.8 million and $11.9 million for the three months ended July 31, 2021 and 2020, respectively, and $23.5 million and $24.0 million for the six months ended July 31, 2021 and 2020, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2022 (remainder of year)	$21,918
2023	37,665
2024	28,572
2025	11,741
2026	10,409
2027 and thereafter	13,229
Total	$123,534

Goodwill activity for the six months ended July 31, 2021 was as follows:

(in thousands)	Amount
Six Months Ended July 31, 2021:
Goodwill, gross, at January 31, 2021	$1,383,450
Accumulated impairment losses through January 31, 2021	(56,043)
Goodwill, net, at January 31, 2021	1,327,407
Business combination	4,432
Foreign currency translation and other	3,977
Goodwill, net, at July 31, 2021	$1,335,816

Balance at July 31, 2021
Goodwill, gross, at July 31, 2021	$1,391,859
Accumulated impairment losses through July 31, 2021	(56,043)
Goodwill, net, at July 31, 2021	$1,335,816

We evaluated whether there has been a change in circumstances as of July 31, 2021 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of our reporting unit is sensitive to management's forecasts of future revenue, profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that is involved in evaluating goodwill for potential impairment. Our reporting unit fair value may decline as a result of delayed or reduced demand for our products and services, driving lower revenue and operating income across our business. However, given the significant difference between the reporting unit fair value and its carrying value in the most recent quantitative analyses completed as of November 1, 2020, as well as expected long-term recovery, management does not believe that these events were severe enough to result in an impairment trigger. We will continue to monitor the environment to determine whether impacts to our reporting unit represent events or changes in circumstances that may trigger a need to assess for impairment.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2021 and January 31, 2021:

	July 31,	January 31,
(in thousands)	2021	2021
2021 Notes	$315,000	$—
2014 Notes	—	386,887
2017 Term Loan	100,000	410,125
Less: unamortized debt discounts and issuance costs	(9,127)	(7,518)
Total debt	405,873	789,494
Less: current maturities	—	386,713
Long-term debt	$405,873	$402,781

2021 Notes

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2021, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which have been deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at July 31, 2021.

Based on the closing market price of our common stock on July 31, 2021, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

2014 Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes, with a maturity date of June 1, 2021 (the “2014 Notes”). Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes were unsecured and paid interest in cash semiannually in arrears at a rate of 1.50% per annum.

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

In connection with the maturity of the 2014 Notes on June 1, 2021, we paid an aggregate of $389.8 million in cash for the settlement of the 2014 Notes, which included $386.9 million in satisfaction of the outstanding principal of the 2014 Notes and $2.9 million related to the final interest payment on the 2014 Notes. We funded the repayment of the outstanding principal amount of the 2014 Notes and accrued interest thereon using the cash we had placed in escrow. Additionally, the 2014 Notes had an incremental conversion value of $57.7 million, as the market value per share of our common stock, as measured under the terms of the 2014 Notes, was greater than the conversion price of the 2014 Notes. We issued approximately 1,250,000 shares of common stock to the holders of the 2014 Notes as payment of the conversion premium, which we issued from treasury stock.

As of January 31, 2021, the 2014 Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares if all of the 2014 Notes had been converted. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of $40.55 per share of common stock and would have resulted in the issuance of approximately 9,541,000 shares if all of the 2014 Notes had been converted prior to maturity.

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

We allocated transaction costs related to the issuance of the 2014 Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the 2014 Notes were presented as a reduction of long-term debt and were amortized as interest expense over the term of the 2014 Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

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

As permitted, on February 1, 2021, we early adopted ASU No. 2020-06, which otherwise would have been effective for us on February 1, 2022. As a result, effective February 1, 2021, we no longer presented separate liability and equity components for the 2014 Notes on our condensed consolidated balance sheet. We implemented the provisions of ASU No. 2020-06 using the modified retrospective approach, such that comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

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

As the 2014 Notes were due June 1, 2021, they are classified within current maturities of long-term debt on our condensed consolidated balance sheets as of January 31, 2021.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2021, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

Note Hedges and Warrants

Concurrently with the issuance of the 2014 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the 2014 Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of conversion rate adjustments, the Note Hedges and the Warrants served to increase the effective conversion price for the 2014 Notes to $47.18 per share. The Note Hedges were, and Warrants are, each separate instruments from the 2014 Notes.

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the 2014 Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,865,000 shares of our common stock at a price of

$40.55, which was equal to the adjusted conversion price of the 2014 Notes. We were permitted to settle the Note Hedges in cash, shares of our common stock, or a combination thereof, at our option, and were intended to reduce our exposure to potential dilution upon conversion of the 2014 Notes. We paid $60.8 million for the Note Hedges, which was recorded as a charge to additional paid-in capital. Our exercise rights under the Note Hedges were automatically triggered upon conversion of any 2014 Notes and the Note Hedges otherwise terminated upon maturity of the 2014 Notes on June 1, 2021. In connection with the maturity of the 2014 Notes on June 1, 2021, we received approximately 1,250,000 shares of our common stock from the counterparties under the Note Hedges, which offset the dilution resulting from the stock settlement of the conversion premium on the 2014 Notes as the market value per share of our common stock, as measured under the terms of the Note Hedges, was greater than the strike price of the Note Hedges.

The Repurchased 2014 Notes acquired during the three months ended July 31, 2020 as described above did not change the number of common shares subject to the Note Hedges as the counterparties agreed that the options under the Note Hedges remained outstanding notwithstanding such repurchase. Upon maturity of the 2014 Notes, we received approximately 42,000 shares of our common stock from the counterparties to the Note Hedges as reimbursement for the in-the-money portion of the Repurchased 2014 Notes.

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the Warrants now provide the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants expire incrementally on a series of expiration dates between August 30, 2021 and January 21, 2022. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants have a dilutive effect on net income per share to the extent that the average market value of our common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants. Through September 9, 2021, no Warrants had been exercised, 789,000 Warrants had expired, and 9,076,000 Warrants remained outstanding.

The Note Hedges and Warrants both qualified for classification within stockholders’ equity, and their respective fair values were not remeasured and adjusted as long as these instruments continued to qualify for stockholders’ equity classification.

Credit Agreements

2017 Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “2017 Credit Agreement”).

The 2017 Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at July 31, 2021 and January 31, 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

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

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the six months ended July 31, 2021. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.

On April 9, 2021, we amended the 2017 Credit Agreement (the “2021 Amendment”), pursuant to which we refinanced our $300.0 million 2017 Revolving Credit Facility, which would otherwise have matured on June 29, 2022, with the $300.0 million 2021 Revolving Credit Facility. The 2021 Amendment also provides that for purposes of the acceleration of the maturity of the 2017 Term Loan and 2021 Revolving Credit Facility, neither the 2014 Notes nor the 2021 Notes will be deemed to be outstanding if such notes are cash collateralized prior to their respective maturity dates in accordance with the 2017 Credit Agreement. As noted above, we cash collateralized the 2014 Notes prior to settlement on June 1, 2021, and we currently intend to cash collateralize, or otherwise refinance or repurchase, the 2021 Notes prior to their maturity in 2026.

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

As of July 31, 2021, the interest rate on the 2017 Term Loan was 2.10%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.30% at July 31, 2021. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.

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

At the time of the 2021 Amendment, there were $1.3 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility, of which $0.8 million were associated with commitments under the 2017 Revolving Credit Facility provided by lenders that are continuing to provide commitments under the 2021 Revolving Credit Facility and therefore continued to be deferred, and which are now being amortized over the term of the 2021 Revolving Credit Facility. The remaining $0.5 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility were written off and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the six months ended July 31, 2021. We incurred $1.5 million of debt modification costs related to the 2021 Amendment, all of which are associated with the 2021 Revolving Credit Facility, which have been deferred and are being amortized along with the previously deferred debt issuance costs over the term of the 2021 Revolving Credit Facility.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, the 2014 Notes, and on borrowings under our 2017 Credit Agreement, for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$—	$245	$—
Amortization of deferred debt issuance costs	437	—	542	—
Total Interest Expense - 2021 Notes	$634	$—	$787	$—

2014 Notes:
Interest expense at 1.50% coupon rate	$482	$1,486	$1,933	$2,986
Amortization of debt discount	—	3,174	—	6,400
Amortization of deferred debt issuance costs	131	300	522	604
Total Interest Expense - 2014 Notes	$613	$4,960	$2,455	$9,990

Borrowings under 2017 Credit Agreement:
Interest expense at contractual rates	$537	$3,463	$2,297	$7,976
Impact of interest rate swap reclassified from accumulated other comprehensive loss	—	1,121	1,014	1,712
Amortization of debt discounts	5	19	8	37
Amortization of deferred debt issuance costs	223	439	495	830
Total Interest Expense - Borrowings under Credit Agreements	$765	$5,042	$3,814	$10,555

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our condensed consolidated statement of operations for the six months ended July 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of July 31, 2021.

Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2021 and January 31, 2021:

	July 31,	January 31,
(in thousands)	2021	2021
Raw materials	$1,733	$2,768
Work-in-process	91	26
Finished goods	3,601	2,747
Total inventories	$5,425	$5,541

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Foreign currency (losses) gains, net	$(463)	$1,951	$(1,004)	$153
Gains (losses) on derivative financial instruments, net	—	137	(14,374)	137
Change in fair value of future tranche right	—	(13,610)	15,810	(13,610)
Other, net	619	(1,232)	3,774	(1,256)
Total other income (expense), net	$156	$(12,754)	$4,206	$(14,576)

Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” for additional information regarding the future tranche right.

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2021 and 2020:

	Six Months Ended July 31,
(in thousands)	2021	2020
Cash paid for interest	$8,190	$14,006
Cash payments of income taxes, net	$30,157	$13,153
Cash payments for operating leases	$10,236	$10,453
Non-cash investing and financing transactions:
Series A Preferred Stock dividends declared	$—	$1,589
Finance leases of property and equipment	$2,150	$841
Liabilities for contingent consideration in business combinations	$900	$—
Accrued but unpaid purchases of property and equipment	$2,297	$247
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$36,962	$—
Settlement of convertible note premium in common stock	$59,131	$—
Receipt of common stock from the counterparties under the Note Hedges	$59,651	$—

9.    CONVERTIBLE PREFERRED STOCK

On December 4, 2019, we entered into an Investment Agreement with the Apax Investor, whereby, subject to certain closing conditions, the Apax Investor agreed to make an investment in us in an amount up to $400.0 million as follows:

•On May 7, 2020 (the “Series A Closing Date”), we issued a total of 200,000 shares of our Series A Preferred Stock for an aggregate purchase price of $200.0 million, or $1,000 per share to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $2.7 million, including financial advisory fees, closing costs, legal fees, and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series A Preferred Stock.

•In connection with the completion of the Spin-Off, on April 6, 2021, (the “Series B Closing Date” and together with the Series A Closing Date, as applicable, the “Applicable Closing Date”) we issued a total of 200,000 shares of our Series B Preferred Stock for an aggregate purchase price of $200.0 million, or $1,000 per share, to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $1.3 million, including financial advisory fees, closing costs, legal fees, and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series B Preferred Stock.

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

For the three and six months ended July 31, 2021, we paid $7.7 million and $12.9 million of preferred stock dividends, of which $5.2 million were accrued as of January 31, 2021, and there were $1.7 million of cumulative undeclared and unpaid preferred stock dividends at July 31, 2021. We had no accrued dividends as of July 31, 2021. We reflected $5.2 million and $8.5 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net (loss) income attributable to Verint Systems Inc. common shares, for the three and six months ended July 31, 2021, respectively. There were $2.5 million of preferred stock dividends recorded in our condensed consolidated results of operations for the three and six months ended July 31, 2020.

Conversion

The Series A Preferred Stock was convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the date of the Investment Agreement. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of July 31, 2021, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.5 million shares and Apax’s ownership in us on an as-converted basis was approximately 12.7%.

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

At any time after the 102-month anniversary of the Applicable Closing Date or upon the occurrence of a change of control triggering event (as defined in the Certificates of Designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheet as of July 31, 2021, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of July 31, 2021, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Applicable Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference, at July 31, 2021 plus accrued and unpaid dividends. As of July 31, 2021, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock were $0.9 million and $0.9 million, respectively.

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

Immediately prior to the issuance of the Series B Preferred Stock the Future Tranche Right was remeasured to fair value and as a result we recorded a non-cash benefit of $15.8 million related to the change in fair value of the Future Tranche Right for the three months ended April 30, 2021, within other income (expense), net. Upon the issuance of the Series B Preferred Stock in April 2021, the Future Tranche Right was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. This resulted in a $237.0 million carrying value, before direct and incremental issuance costs, for the Series B Preferred Stock. As a result of the issuance of the Series B Preferred Stock, we no longer recognize changes in the fair value of the Future Tranche Right in our condensed consolidated statements of operations. For the six months ended July 31, 2020, we recognized a loss of $13.6 million in the condensed consolidated statement of operations for the change in the fair value of the Future Tranche Right. Please refer to Note 12, “Fair Value Measurements” for additional information regarding valuations of the Future Tranche Right.

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the six months ended July 31, 2021 and 2020. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

In connection with the Spin-Off, each holder of Verint’s common stock received one ordinary share of Cognyte for every share of common stock of Verint held of record as of the close of business on the Record Date.

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

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the three months ended April 30, 2021, we repurchased 1,600,000 shares of our common stock at a cost of $75.4 million under this program. There were no repurchases under this program during the three months ended July 31, 2021, and no further repurchases are expected under this program for the year ending January 31, 2022.

Treasury Stock

Repurchased shares of common stock are typically recorded as treasury stock, at cost, but may from time to time be retired. We periodically purchase common stock from directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

During the six months ended July 31, 2021, we repurchased approximately 1,602,000 shares of our common stock for a cost of $75.5 million, which includes $75.4 million of share repurchases under the 2021 share repurchase program described above, and other repurchases to facilitate income tax withholding upon vesting of equity awards. On March 30, 2021, our board of directors approved the retirement of such repurchased shares of common stock and any other shares held as treasury stock, at management’s discretion. During the six months ended July 31, 2021, we retired 1,058,300 shares with a cost of $49.6 million that had been repurchased under the 2021 share repurchase program described above, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares.

During the three months ended July 31, 2021, in connection with the maturity of our 2014 Notes, we issued approximately 1,250,000 treasury shares with an average cost of $47.30 per share to the holders of the 2014 Notes in satisfaction of the conversion premium, which was recorded as a $59.1 million reduction of treasury stock and additional paid-in capital. Additionally, we received approximately 1,250,000 shares of our common stock having a value of $57.7 million from the counterparties under the Note Hedges, as well as approximately 42,000 shares of our common stock having a value of $2.0 million from the counterparties related to the reimbursement for the in-the-money portion of the Repurchased 2014 Notes under the Note Hedge agreements, which was recorded as an increase to treasury stock and additional paid-in capital.

During the six months ended July 31, 2020, we repurchased approximately 613,000 shares of our common stock for a cost of $34.0 million under the 2019 share repurchase program described above.

At July 31, 2021, we held approximately 4,990,000 shares of treasury stock with a cost of $234.5 million. At January 31, 2021, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of July 31, 2021, Apax’s ownership in us on an as-converted basis is approximately 12.7%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes to our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2021:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2021	$634	$(13,031)	$(124,481)	$(136,878)
Distribution of Cognyte Software Ltd.	(559)	—	17,682	17,123
Other comprehensive income before reclassifications	51	—	4,261	4,312
Amounts reclassified out of accumulated other comprehensive income (loss)	96	(1,014)	—	(918)
Amounts reclassified upon partial early retirement of the 2017 Term Loan	—	(12,017)	—	(12,017)
Net other comprehensive (loss) income	(604)	13,031	21,943	34,370
Accumulated other comprehensive income (loss) at July 31, 2021	$30	$—	$(102,538)	$(102,508)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our consolidated statement of operations for the six months ended July 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of July 31, 2021. Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of operations, with presentation location, for the three and six months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$—	$—	$1	$—	Cost of recurring revenue
	1	—	13	—	Cost of nonrecurring revenue
	7	—	72	—	Research and development, net
	3	—	31	—	Selling, general and administrative
	11	—	117	—	Total, before income taxes
	(2)	—	(21)	—	Provision for income taxes
	$9	$—	$96	$—	Total, net of income taxes

Interest rate swap agreement	$—	$(1,120)	$(1,014)	$(1,711)	Interest expense
	—	—	(15,655)	—	Other income (expense), net
	—	(1,120)	(16,669)	(1,711)	Total, before income taxes
	—	244	3,638	372	Benefit from income taxes
	$—	$(876)	$(13,031)	$(1,339)	Total, net of income taxes

11.   INCOME TAXES

Our interim (benefit from) provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2021, we recorded an income tax provision of $4.2 million on pretax income of $9.5 million, which represented an effective income tax rate of 44.1%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions.

For the three months ended July 31, 2020, we recorded an income tax provision of $8.3 million on a pretax loss of $1.0 million, which represented a negative effective income tax rate of 814.1%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred stock, offset by lower statutory rates in several foreign jurisdictions.

For the six months ended July 31, 2021, we recorded an income tax provision of $4.1 million on pre-tax income of $10.5 million, which represented an effective income tax rate of 39.2%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock and by lower statutory rates in several foreign jurisdictions.

For the six months ended July 31, 2020, we recorded an income tax provision of $8.7 million on a pre-tax loss of $15.1 million, which represented a negative effective income tax rate of 57.6%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions.

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

We had unrecognized income tax benefits of $85.4 million and $84.8 million (excluding interest and penalties) as of July 31, 2021 and January 31, 2021, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $3.2 million and $3.0 million at July 31, 2021 and January 31, 2021, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2021 could decrease by approximately $1.6 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made. See Note 2, “Discontinued Operations” for discussion related to the Tax Matters agreement entered into between and us and Cognyte as result of the Spin-Off.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. However, we have deferred the timing of employer payroll taxes and accelerated the refund of AMT credits as permitted by the CARES Act.

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2021 and January 31, 2021:

	July 31, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$112,027	$—	$—
Foreign currency forward contracts	—	37	—
Contingent consideration receivable	—	—	398
Total assets	$112,027	$37	$398
Liabilities:
Foreign currency forward contracts	$—	$2	$—
Contingent consideration - business combinations	—	—	7,632
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,500
Total liabilities	$—	$2	$11,132

	January 31, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,090	$—	$—
Foreign currency forward contracts	—	136	—
Contingent consideration receivable	—	—	565
Total assets	$342,090	$136	$565
Liabilities:
Foreign currency forward contracts	$—	$48	$—
Interest rate swap agreements	—	17,881	—
Future tranche right	—	—	52,772
Contingent consideration - business combinations	—	—	15,704
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,250
Total liabilities	$—	$17,929	$71,726

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

The following table presents the changes in the estimated fair value of the Future Tranche Right measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2021 and 2020.

	Six Months Ended July 31,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$(52,772)	$—
Fair value of future tranche right upon issuance of the Series A Preferred Stock	—	3,374
Change in fair value, recorded in other income (expense), net	15,810	(13,610)
Reclassification of future tranche right liability upon settlement	36,962	—
Fair value measurement at end of period	$—	$(10,236)

In January 2020, we completed the sale of an insignificant subsidiary. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet. The estimated fair value of this asset as of July 31, 2021, which is measured using Level 3 inputs, was $0.4 million. We received payments of $0.1 million, and the change in the estimated fair value of this contingent receivable was not material, during the six months ended July 31, 2021. The estimated fair value of this asset as of July 31, 2020 was $0.7 million. We did not receive any payments, and the change in the estimated fair value of this contingent receivable was not material, during the six months ended July 31, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2021 and 2020:

	Six Months Ended July 31,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$15,704	$31,367
Contingent consideration liabilities recorded for business combinations	900	—
Changes in fair values, recorded in operating expenses	636	(2,449)
Payments of contingent consideration	(9,560)	(13,980)
Foreign currency translation and other	(48)	226
Fair value measurement at end of period	$7,632	$15,164

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary and the option expires on January 31, 2022. As of July 31, 2021, we included the fair value of the option within accrued expenses and other current liabilities and did not recognize noncontrolling interests in these subsidiaries. As of January 31, 2021, we included the fair value of the option within other liabilities on our condensed consolidated balance sheet. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the six months ended July 31, 2021 and 2020:

	Six Months Ended July 31,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$3,250	$2,900
Change in fair value, recorded in operating expenses	250	150
Fair value measurement at end of period	$3,500	$3,050

On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our consolidated statement of operations for the six months ended July 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of July 31, 2021. Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2021 and 2020.

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

Future Tranche Right - The fair value of the Future Tranche Right was classified within Level 3 of the fair value hierarchy because it was valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value of the Future Tranche Right was estimated using a binomial tree model to estimate the value of the Series B Preferred Stock and a Monte Carlo simulation to estimate our stock price post-Spin-Off, which we believe was reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Future Tranche Right. The fair value of the Future Tranche Right also reflected the likelihood of the Series B Preferred Stock being issued, which management considered to be highly probable for all periods the Future Tranche Right was outstanding.

Significant inputs and assumptions used in the valuation model as of the issuance date, May 7, 2020, and immediately prior to the settlement date, April 6, 2021, are as follows:

	April 6,	May 7,
	2021	2020
Risk-free interest rate for preferred stock	2.35%	1.31%
Implied credit spread	6.78%	10.78%
Expected volatility	30.00%	30.00%
Verint common stock price	$45.91	$45.44

Interest Rate Swap Agreements - The fair value of our interest rate swap agreements were based in part on data received from the counterparty, and represented the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

Contingent Consideration Asset or Liability - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.4% to 2.6%, with a weighted average discount rate of 2.5%, in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2021. We utilized discount rates ranging from 3.3% to 3.8%, with a weighted average discount rate of 3.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2021. We utilized discount rates ranging from 2.2% to 2.8%, with a weighted average discount rate of 2.5%, in our calculation of the estimated fair value of our contingent consideration asset as of July 31, 2021. We utilized discount rates ranging from 3.3% to 4.0%, with a weighted average discount rate of 3.7% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2021.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 9.0% in our calculation of the estimated fair value of the option as of July 31, 2021 and January 31, 2021.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $99 million and $409 million at July 31, 2021 and January 31, 2021, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of July 31, 2021 and January 31, 2021 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair value of our 2014 Notes, which matured in June 2021, was approximately $440 million at January 31, 2021. The estimated fair value of our 2021 Notes was approximately $304 million at July 31, 2021. The estimated fair values of the 2014 Notes and 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2014 Notes and 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of July 31, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million, of which $4.4 million was remeasured to fair value based on an observable transaction during the six months ended July 31, 2021. These investments are included within other assets on the condensed consolidated balance sheets. An unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the condensed consolidated statement of operations for the six months ended July 31, 2021. As of January 31, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $2.0 million. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2021. We did not recognize any impairments during the three and six months ended July 31, 2021 and 2020.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.6 million as of July 31, 2021 and January 31, 2021.

Interest Rate Swap Agreement

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

On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap agreement prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense) to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the six months ended July 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of July 31, 2021.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2021	2021
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$37	$136
Total derivative assets		$37	$136

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$2	$47
Not designated as hedging instruments	Accrued expenses and other current liabilities	—	1
Interest rate swap agreement:
Not designated as a hedging instrument	Accrued expenses and other current liabilities	—	4,316
Not designated as a hedging instrument	Other liabilities	—	13,565
Total derivative liabilities		$2	$17,929

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$22	$16	$62	$8
Interest rate swap agreement	—	—	—	(7,535)
	$22	$16	$62	$(7,527)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$11	$—	$117	$—
Interest rate swap agreement	—	(1,120)	(16,669)	(1,711)
	$11	$(1,120)	$(16,552)	$(1,711)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized gains recorded in our accumulated other comprehensive loss at July 31, 2021 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2021 and 2020 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2021	2020	2021	2020
Interest rate swap agreement	Other income (expense), net	$—	$137	$(14,374)	$137

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue - recurring	$562	$472	$991	$737
Cost of revenue - nonrecurring	864	685	1,697	957
Research and development, net	2,027	1,496	3,800	2,669
Selling, general and administrative	14,640	10,676	28,006	19,644
Total stock-based compensation expense	$18,093	$13,329	$34,494	$24,007

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Restricted stock units and restricted stock awards	$15,984	$10,040	$30,237	$21,296
Stock bonus program and bonus share program	2,100	3,285	4,252	2,712
Total equity-settled awards	18,084	13,325	34,489	24,008
Phantom stock units (cash-settled awards)	9	4	5	(1)
Total stock-based compensation expense	$18,093	$13,329	$34,494	$24,007

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the six months ended July 31, 2021 and 2020:

	Six Months Ended July 31,
	2021		2020
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,950	$35.97	1,879	$52.96
Granted	1,316	$48.51	98	$49.47
Released	(1,283)	$35.52	(889)	$47.78
Forfeited	(110)	$39.00	(90)	$52.59
Ending balance	2,873	$41.81	998	$57.26

The beginning balance of the outstanding shares for the six months ended July 31, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The related weighted-average grant date fair value for the beginning outstanding shares reflects the adjusted fair value of the awards on the Spin-Off Date. The adjusted shares preserve the same terms and conditions and vesting schedules as the original awards.

The beginning balance of the shares and the respective weighted-average grant date fair values for the six months ended July 31, 2020 reflect the shares and fair values on the original date of grant without adjustment.

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2021, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the six months ended July 31, 2021 and 2020 (these amounts are already included in the Award Activity Table above for 2021 and 2020):

	Six Months Ended July 31,
(in thousands)	2021	2020
Beginning balance	635	423
Granted	212	90
Released	(270)	(180)
Forfeited	(9)	(20)
Ending balance	568	313

Consistent with the table above, the beginning balance of the outstanding shares for the six months ended July 31, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The beginning balance of the outstanding shares of the six months ended July 31, 2020 reflects the number of shares on the date of grant without adjustment.

Excluding PSUs, we granted 1,104,000 RSUs during the six months ended July 31, 2021.

As of July 31, 2021, there was approximately $87.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

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

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, for awards under this program. However, the program was not used and no shares were issued in respect of the performance period ended January 31, 2021.

In March 2021, our board of directors approved the use of up to 300,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2022.

Bonus Share Program

Under our bonus share program, we may provide discretionary bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature.

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 300,000 shares of common stock under the bonus share program, reduced by any shares issued under the stock bonus program in respect of the same performance period. The program was not used, however, and no shares were issued in respect of the performance period ended January 31, 2021.

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

The combined accrued liabilities for the stock bonus program and the bonus share program was $4.2 million at July 31, 2021. As noted above, no awards were made under the stock bonus program or the bonus share program for the performance period ended January 31, 2021 and bonuses for such period were paid in cash.

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

16.   SUBSEQUENT EVENT

Business Combination

On August 23, 2021, we completed the acquisition of all of the outstanding shares of Conversocial Limited (together with its subsidiaries, “Conversocial”), a leading messaging platform that enables brands to deliver superior customer experiences. Conversocial has offices in London, United Kingdom and New York, New York.

The purchase price consisted of approximately $48.4 million in cash, net of cash on the target’s balance sheet, paid at the closing. The purchase price was paid with available cash and is subject to customary purchase price adjustments related to the final determination of Conversocial’s cash, net working capital, transaction expenses, and taxes as of August 23, 2021.

We incurred transaction and related costs, consisting primarily of professional fees directly related to the acquisition of approximately $1.1 million for the three months ended July 31, 2021. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition. Although this work is still in process, at this time we anticipate that a significant portion of the purchase price will be allocated to goodwill and acquired identifiable intangible assets, including technology and customer assets. We expect the preliminary purchase price accounting to be completed during the three months ending October 31, 2021. Additionally, we are still determining the pro forma impact of this acquisition on our operating results for the applicable historical reporting periods.

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

We incurred cumulative transaction costs of $53.0 million prior to the completion of the Spin-Off, of which $6.3 million and $14.1 million is reflected in our condensed consolidated statement of operations within discontinued operations for the three and six months ended July 31, 2020, respectively. Transaction costs primarily consisted of costs incurred for the establishment of separate information systems for each company, along with related information technology costs, third-party advisory, consulting, legal and professional services, as well as other items that were incremental and one-time in nature that related to the Spin-Off.

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

Acquisition of Conversocial

On August 23, 2021, we completed the acquisition of Conversocial, a leading messaging platform that enables brands to deliver superior customer experiences, for approximately $48.4 million in cash, net of cash on the target’s balance sheet.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Companies around the world, including our customers, partners, and vendors, have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we quickly established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format and we believe our business continuity plan is working well. During the first half of the year ended January 31, 2021, we also implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to our stock repurchases, and reducing workforce-related costs. During the first half of the year ended January 31, 2021, our revenue was adversely impacted by delays and reduced spending attributed to the impact of the pandemic on our customers’ operational priorities and as a result of cost containment measures they had implemented. We saw a reduction or delay in certain large customer contracts, particularly on-premises arrangements, and limitations on access to the facilities of our customers also impacted our ability to deliver some of our products and complete certain implementations, negatively impacting our ability to recognize revenue.

We saw an improvement in the business environment during the second half of the year ended January 31, 2021, which has continued to date into the year ending January 31, 2022. During the six months ended July 31, 2021, we continued to experience solid demand for our cloud solutions as our customers have accelerated the digitization of their customer interactions and internal operations due to the pandemic. This ongoing shift to a digital-first world has increased the importance and relevance of our solutions. Based on the improved business environment and our financial performance, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve. Any such renewed cost controls may have an adverse impact on us, particularly if they remain in place for an extended period. We expect to incur additional costs to the extent we further resume business-related travel and our employees return to our office locations, the timing and extent of which remains undetermined at this time. However, we anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of vaccines and the spread of new variants of the virus. Notwithstanding the strong demand for our cloud solutions and the recovery in the business environment, given the uncertainty associated with the pandemic, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited, particularly if the pandemic fails to abate for an extended period of time or worsens.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the six months ended July 31, 2021. However, we have deferred the timing of employer payroll taxes and accelerated the refund of AMT credits as permitted by the CARES Act. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2021, except to the extent such policies or estimates related solely to the Cognyte Business or were no longer relevant as a result of the Spin-Off.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$214,617	$204,080	$415,521	$389,945
Operating income	$11,537	$21,573	$15,979	$19,532
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(200)	$(12,181)	$(2,723)	$(26,839)
Net loss from continuing operations per common share attributable to Verint Systems Inc.:
Basic	$—	$(0.19)	$(0.04)	$(0.42)
Diluted	$—	$(0.18)	$(0.04)	$(0.42)

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Our revenue increased approximately $10.5 million, or 5%, to $214.6 million in the three months ended July 31, 2021 from $204.1 million in the three months ended July 31, 2020. The increase consisted of a $16.9 million increase in recurring revenue, partially offset by a $6.4 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 68%, 21%, and 11% of our total revenue, respectively, in the three months ended July 31, 2021, compared to approximately 69%, 20%, and 11%, respectively, in the three months ended July 31, 2020. Further details of changes in revenue are provided below.

We reported operating income of $11.5 million in the three months ended July 31, 2021 compared to an operating income of $21.6 million in the three months ended July 31, 2020. The decrease in operating income was primarily due to a $14.9 million increase in operating expenses, from $115.6 million to $130.5 million, partially offset by a $4.9 million increase in gross profit, from $137.2 million to $142.1 million. The increase in operating expenses consisted of a $13.6 million increase in selling, general and administrative expenses and a $1.7 million increase in net research and development expenses, partially offset by a $0.4 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss from continuing operations attributable to Verint Systems Inc. common shares was $0.2 million, and diluted net loss per common share was $0.00, in the three months ended July 31, 2021 compared to a net loss from continuing operations attributable to Verint Systems Inc. common shares of $12.2 million, and net loss per common share of $0.19, in the three months ended July 31, 2020. The lower net loss from continuing operations attributable to Verint Systems Inc. common shares in the three months ended July 31, 2021 was primarily due to a $20.6 million decrease in total other expense, net and a $4.1 million decrease in provision for income taxes, partially offset by a $10.1 million decrease in operating income as described above and a $2.7 million increase in dividends on preferred stock. The decrease in total other expense, net was primarily due to the settlement of the Future Tranche Right in April 2021 upon the issuance of the Series B Preferred Stock, lower outstanding borrowings, and a decrease in debt discount amortization costs as a result of our adoption of ASU No. 2020-06. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended July 31, 2021 to average exchange rates for the three months ended July 31, 2020, the U.S. dollar weakened relative to British pound sterling, Australian dollar and the euro, resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended July 31, 2021, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2020, our revenue would have been approximately $4.4 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $5.2 million lower, which would have resulted in a $0.8 million increase in our operating income.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Our revenue increased approximately $25.6 million, or 7%, to $415.5 million in the six months ended July 31, 2021 from $389.9 million in the six months ended July 31, 2020. The increase consisted of a $32.3 million increase in recurring revenue, partially offset by a $6.7 million decrease in nonrecurring revenue. For additional details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC regions represented approximately 68%, 21%, and 11% of our total revenue, respectively, in the six months ended July 31, 2021, compared to approximately 69%, 20%, and 11%, respectively, in the six months ended July 31, 2020. Further details of changes in revenue are provided below.

We reported operating income of $16.0 million in the six months ended July 31, 2021, compared to operating income of $19.5 million in the six months ended July 31, 2020. The decrease in operating income was primarily due to a $22.0 million increase in operating expenses, from $232.6 million to $254.6 million, partially offset by a $18.5 million increase in gross profit, from $252.1 million to $270.6 million. The increase in operating expenses consisted of a $24.4 million increase in selling, general and administrative expenses, partially offset by a $1.6 million decrease in net research and development expenses and an $0.8 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss from continuing operations attributable to Verint Systems Inc. common shares was $2.7 million, and net loss per common share was $0.04, in the six months ended July 31, 2021 compared to a net loss from continuing operations attributable to Verint Systems Inc. common shares of $26.8 million, and net loss per common share of $0.42, in the six months ended July 31, 2020. The lower net loss from continuing operations attributable to Verint Systems Inc. common shares in the six months ended July 31, 2021 was primarily due to a $29.2 million decrease in total other expense, net and a $4.6 million decrease in provision for income taxes, partially offset by a $6.0 million increase in dividends on preferred stock and a $3.6 million decrease in operating income as described above. The decrease in total other expense, net was primarily due to a non-cash gain recognized on the final remeasurement of the Future Tranche Right immediately prior to settlement upon the issuance of the Series B Preferred Stock in April 2021, lower outstanding borrowings, and a decrease in debt discount amortization costs as a result of our adoption of ASU No. 2020-06, partially offset by losses on derivatives due to the partial early retirement of the 2017 Term Loan. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the six months ended July 31, 2021 to average exchange rates for the six months ended July 31, 2020, the U.S. dollar weakened relative to the British pound sterling, Australian dollar and the euro, resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the six months ended July 31, 2021, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2020, our revenue would have been approximately $9.0 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $10.0 million lower, which would have resulted in a $1.0 million increase in our operating income.

As of July 31, 2021, we employed approximately 4,300 professionals, including part-time employees and certain contractors, as compared to approximately 4,200 at July 31, 2020.

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

The following table sets forth revenue by category for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Recurring revenue
Bundled SaaS revenue	$42,940	$35,818	20%	$82,249	$69,211	19%
Unbundled SaaS revenue	33,444	12,411	169%	57,727	19,906	190%
Optional managed services revenue	16,872	14,328	18%	33,330	28,460	17%
Total cloud revenue	93,256	62,557	49%	173,306	117,577	47%
Support revenue	62,922	76,710	(18)%	127,325	150,760	(16)%
Total recurring revenue	156,178	139,267	12%	300,631	268,337	12%
Nonrecurring revenue
Perpetual revenue	32,349	35,829	(10)%	61,672	64,354	(4)%
Professional services revenue	26,090	28,984	(10)%	53,218	57,254	(7)%
Total nonrecurring revenue	58,439	64,813	(10)%	114,890	121,608	(6)%
Total revenue	$214,617	$204,080	5%	$415,521	$389,945	7%
Recurring Revenue

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Recurring revenue increased approximately $16.9 million, or 12%, from $139.3 million in the three months ended July 31, 2020 to $156.2 million in the three months ended July 31, 2021. The increase consisted of a $30.7 million increase in cloud revenue, partially offset by a $13.8 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from the accelerated pace of support conversion transactions and new cloud deployments, and an increase in bundled SaaS and optional managed services as we continue to see positive demand from customers across our portfolio of cloud-based solutions and services. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Recurring revenue increased approximately $32.3 million, or 12%, from $268.3 million in the six months ended July 31, 2020 to $300.6 million in the six months ended July 31, 2021. The increase consisted of a $55.7 million increase in cloud revenue, partially offset by a $23.4 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from the accelerated pace of support conversion transactions and new cloud deployments, and an increase in bundled SaaS and optional managed services as we continue to see positive demand from customers across our portfolio for cloud-based solutions and services. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions.

Nonrecurring Revenue

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Nonrecurring revenue decreased approximately $6.4 million, or 10%, from $64.8 million in the three months ended July 31, 2020 to $58.4 million in the three months ended July 31, 2021. The decrease consisted of a $3.5 million decrease in perpetual revenue and a $2.9 million decrease in professional services revenue. The decrease in perpetual revenue was primarily due to a continued shift in spending by our customers towards our cloud solutions. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. Our nonrecurring revenue can fluctuate from period to period, as some large contracts can represent a significant share of our nonrecurring revenue for a given period.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Nonrecurring revenue decreased approximately $6.7 million, or 6%, from $121.6 million in the six months ended July 31, 2020 to $114.9 million in the six months ended July 31, 2021. The decrease consisted of a $4.0 million decrease in professional services revenue and a $2.7 million decrease in perpetual revenue. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. The decrease in perpetual revenue was primarily due to a continued shift in spending by our customers towards our cloud solutions.

Cost of Revenue

The following table sets forth cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Cost of recurring revenue	$37,636	$32,936	14%	$75,712	$67,864	12%
Cost of nonrecurring revenue	30,505	29,776	2%	60,385	61,395	(2)%
Amortization of acquired technology	4,426	4,189	6%	8,810	8,545	3%
Total cost of revenue	$72,567	$66,901	8%	$144,907	$137,804	5%

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

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Cost of recurring revenue increased approximately $4.7 million, or 14%, from $32.9 million in the three months ended July 31, 2020 to $37.6 million in the three months ended July 31, 2021. The increase was primarily due to an increase in employee compensation and related expenses compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, an increase in general overhead costs, and an increase in data center and cloud costs associated with the increase in cloud revenue. Our recurring revenue gross margins were 76% in each of the three months ended July 31, 2021 and 2020.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Cost of recurring revenue increased approximately $7.8 million, or 11%, from $67.9 million in the six months ended July 31, 2020 to $75.7 million in the six months ended July 31, 2021. The increase was primarily due to an increase in contractor costs and employee compensation compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, an increase in general overhead costs, and an increase in data center and cloud costs associated with the increase in cloud revenue. Our recurring gross margins were 75% in each of the six months ended July 31, 2020 and 2020.

We expect our cost of recurring revenue to continue to increase as we continue to invest in our cloud operations to support our growing cloud customer base, improve operational efficiencies, and improve the security of our solutions.

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

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Cost of nonrecurring revenue increased approximately $0.7 million, or 2%, from $29.8 million in the three months ended July 31, 2020 to $30.5 million in the three months ended July 31, 2021. The increase was primarily driven by an increase in employee compensation and related expenses compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, partially offset by a decrease in contractor costs. Our nonrecurring gross margins decreased from 54% in the three months ended July 31, 2020 to 48% in the three months ended July 31, 2021, primarily due to lower sales volume of nonrecurring offerings due to a continued shift in spending by our customers towards our cloud solutions and a shift in the period to lower margin nonrecurring offerings.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Cost of nonrecurring revenue decreased approximately $1.0 million, or 2%, from $61.4 million in the six months ended July 31, 2020 to $60.4 million in the six months ended July 31, 2021. The decrease was primarily driven by a decrease in general overhead expenses as a result of the Spin-Off, and lower contractor costs. Our nonrecurring gross margins decreased from 50% in the six months ended July 31, 2020 to 47% in the six months ended July 31, 2021, primarily due to lower sales volume of nonrecurring offerings due to a continued shift in spending by our customers towards our cloud solutions and a shift in the period to lower margin nonrecurring offerings.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Amortization of acquired technology increased approximately $0.2 million, or 6%, from $4.2 million in the three months ended July 31, 2020 to $4.4 million in the three months ended July 31, 2021. The increase was attributable to amortization expense of acquired technology intangible assets associated with recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Amortization of acquired technology increased approximately $0.3 million, or 3%, from $8.5 million in the six months ended July 31, 2020 to $8.8 million in the six months ended July 31, 2021. The increase was attributable to amortization expense of acquired technology intangible assets associated with recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Research and development, net	$31,792	$30,148	5%	$60,940	$62,560	(3)%

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Research and development, net (“R&D”) increased approximately $1.7 million, or 5%, from $30.1 million in the three months ended July 31, 2020 to $31.8 million in the three months ended July 31, 2021. This increase was primarily attributable to an increase of $3.2 million in employee compensation and related expenses compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, and an increased investment in R&D headcount, a $1.1 million increase in contractor costs, a $0.6 million decrease in capitalized software development costs, and a $0.5 million increase in stock-based compensation due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period. These increases in R&D were partially offset by a $4.0 million decrease in indirect R&D shared support services and facility expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off .

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Research and development, net (“R&D”) decreased approximately $1.7 million, or 3%, from $62.6 million in the six months ended July 31, 2020 to $60.9 million in the six months ended July 31, 2021. This decrease was primarily attributable to a $8.4 million decrease in indirect R&D shared support services and facility expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off and a $1.3 million decrease in general overhead costs, partially offset by a $3.4 million increase in employee compensation and related expenses compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, and an increased investment in R&D headcount, a $2.1 million increase in contractor costs, a $1.1 million increase in stock based compensation due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, additional performance based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure, a $1.1 million decrease in capitalized software development costs and a $0.5 million increase in software subscription expenses related to internal-use software.

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

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Selling, general and administrative	$91,376	$77,739	18%	$179,022	$154,566	16%

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Selling, general and administrative expenses (“SG&A”) increased approximately $13.7 million, or 18%, from $77.7 million in the three months ended July 31, 2020 to $91.4 million in the three months ended July 31, 2021. This increase was primarily due an increase of $7.5 million in employee compensation and related expenses and an increase of $1.6 million in contractor costs compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, a $4.9 million increase in stock-based compensation expense due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, a $1.7 million increase in professional service fees primarily related to recent business combinations, the absence of a $1.3 million insurance recovery received in the prior year related to a shareholder proxy contest, an increase of $0.9 million in marketing related expenses, and $0.8 million of one-time nonrecurring operational costs incurred during the current period related to the Spin-Off, in that they are only necessary because of the Spin-Off, but they are not transactional-type costs. These increases in SG&A were partially offset by a $3.3 million decrease in indirect SG&A shared support services and facilities expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off. SG&A expenses were also impacted by a $1.6 million decrease due to a change in the fair value of our obligations under contingent consideration arrangements, from a net charge of $2.0 million in the three months ended July 31, 2020 to a net charge of $0.4 million during the three months ended July 31, 2021, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Selling, general and administrative expenses (“SG&A”) increased approximately $24.4 million, or 16%, from $154.6 million in the six months ended July 31, 2020 to $179.0 million in the six months ended July 31, 2021. This increase was primarily due to an increase of $8.6 million in employee compensation and related expenses and a $2.8 million increase in contractor costs compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, a $9.9 million increase in stock-based compensation expense due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, additional performance based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure, a $3.5 million increase in professional service fees primarily related to recent business combinations, a $2.4 million increase in marketing related expenses, $1.5 million of one-time nonrecurring operational costs incurred during the current period related to the Spin-Off, in that they are only necessary because of the Spin-Off, but they are not transactional-type costs, and the absence of a $1.3 million insurance recovery received in the prior year related to a shareholder proxy contest. These increases in SG&A were partially offset by a $6.6 million decrease in indirect SG&A shared support services and facilities expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off and a $1.6 million decrease in travel related expenses due to cost reduction initiatives we implemented in response to the COVID-19 pandemic. SG&A expenses were also impacted by a $3.0 million increase due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $2.4 million in the six months ended July 31, 2020 to a net charge of $0.6 million during the six months ended July 31, 2021, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

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

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Amortization of other acquired intangible assets	$7,345	$7,719	(5)%	$14,673	$15,483	(5)%

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Amortization of other acquired intangible assets decreased approximately $0.4 million, or 5%, from $7.7 million in the three months ended July 31, 2020 to $7.3 million in the three months ended July 31, 2021. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Amortization of other acquired intangible assets decreased approximately $0.8 million, or 5%, from $15.5 million in the six months ended July 31, 2020 to $14.7 million in the six months ended July 31, 2021. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Interest income	$23	$422	(95)%	$46	$903	(95)%
Interest expense	(2,199)	(10,123)	(78)%	(7,218)	(20,812)	(65)%
Losses on early retirements of debt	—	(143)	*	(2,474)	(143)	*
Other income (expense):
Foreign currency (losses) gains, net	(463)	1,951	(124)%	(1,004)	153	*
Gains (losses) on derivatives	—	137	*	(14,374)	137	*
Fair value change of future tranche right	—	(13,610)	*	15,810	(13,610)	*
Other, net	619	(1,232)	*	3,774	(1,256)	*
Total other income (expense) , net	156	(12,754)	*	4,206	(14,576)	*
Total other expense, net	$(2,020)	$(22,598)	(91)%	$(5,440)	$(34,628)	(84)%

* Percentage is not meaningful.

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Total other expense, net, decreased by $20.6 million from $22.6 million in the three months ended July 31, 2020 to $2.0 million in the three months ended July 31, 2021.

Interest expense decreased from $10.1 million in the three months ended July 31, 2020 to $2.2 million in the three months ended July 31, 2021 due to lower interest expense related to our 2014 Notes, as a result of the 2014 Notes maturing on June 1, 2021 and our early adoption of ASU No. 2020-06 on February 1, 2021. As a result of this adoption, the 2014 Notes were accounted for as a single liability until maturity as the new accounting guidance eliminated the amortization of the debt discount. Prior to February 1, 2021, the carrying amount of the equity component of the 2014 Notes was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt discount costs associated with the 2014 Notes was $3.2 million in the three months ended July 31, 2020. See Note 1, "Description of Business and Summary of Significant Accounting Policies" in our notes to our unaudited condensed consolidated financial statements included under Part 1, Item 1 of this report for more information regarding the adoption of ASU No. 2020-06. Interest expense also decreased due to lower interest rates on outstanding borrowings as well as lower outstanding borrowings as a result of the partial prepayment of our 2017 Term Loan in conjunction with the issuance of the 2021 Notes and the repayment of all outstanding borrowings under our 2017 Revolving Credit Facility during the three months ended October 31, 2020. Further discussion regarding our 2014 Notes, 2017 Term Loan, 2017 Revolving Credit Facility, and 2021 Notes appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.5 million of net foreign currency losses in the three months ended July 31, 2021 compared to $2.0 million of net foreign currency gains in the three months ended July 31, 2020. Our foreign currency losses in the current period resulted primarily from fluctuations associated with exchange rate movement of the U.S. dollar against the Australian dollar and British pound sterling.

We recorded a non-cash Future Tranche Right revaluation loss of $13.6 million in the three months ended July 31, 2020, primarily due to declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period due to COVID-19. In April 2021, upon the issuance of the Series B Preferred Stock, the Future Tranche Right liability was reclassified to Series B Preferred Stock and no further fair value changes will be recorded. Please refer to Note 9, “Convertible Preferred Stock” and Note 12, “Fair Value Measurements” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

We recorded $0.6 million of income within other, net in the three months ended July 31, 2021 compared to $1.2 million of expense recorded within other net, in the three months ended July 31, 2020. The prior period expense was primarily due to fees in connection with our second amendment to the 2017 Credit Agreement.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Total other expense, net, decreased by $29.2 million from $34.6 million in the six months ended July 31, 2020 to $5.4 million in the six months ended July 31, 2021.

Interest expense decreased from $20.8 million in the six months ended July 31, 2020 to $7.2 million in the six months ended July 31, 2021 due to lower interest expense related to our 2014 Notes, as a result of the 2014 Notes maturing on June 1, 2021 and our early adoption of ASU No. 2020-06 on February 1, 2021. As a result of this adoption, the 2014 Notes were accounted for as a single liability until maturity as the new accounting guidance eliminated the amortization of the debt discount. Prior to February 1, 2021, the carrying amount of the equity component of the 2014 Notes was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt discount costs associated with the 2014 Notes was $6.4 million in the six months ended July 31, 2020. Interest expense also decreased due to lower interest rates on outstanding borrowings as well as lower outstanding borrowings as a result of the partial prepayment of our 2017 Term Loan in conjunction with the issuance of the 2021 Notes and the repayment of all outstanding borrowings under our 2017 Revolving Credit Facility during the three months ended October 31, 2020.

During the six months ended July 31, 2021, we recorded $2.5 million of losses on early retirements of debt, $2.0 million of which was a result of repaying $309.0 million of our 2017 Term Loan. In April 2021, we also amended the 2017 Credit Agreement and refinanced our 2017 Revolving Credit Facility, which otherwise would have matured on June 29, 2022, resulting in the write off of $0.5 million of unamortized deferred debt issuance costs related to certain lenders who will no longer provide commitments under the 2021 Revolving Credit Facility. Further discussion regarding our 2017 Credit Agreement, 2017 Term Loan and 2021 Revolving Credit Facility appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $1.0 million of net foreign currency losses in the six months ended July 31, 2021 compared to $0.2 million of net foreign currency gains in the six months ended July 31, 2020. Our foreign currency losses in the current period resulted primarily from fluctuations associated with exchange rate movement of the U.S. dollar against the British pound sterling and Australian dollar.

During the six months ended July 31, 2021, we recorded a $14.4 million loss on our interest rate swap as a result of the partial early retirement of our 2017 Term Loan, with no comparable transaction in the prior period.

During the six months ended July 31, 2021, we recorded a non-cash Future Tranche Right revaluation gain of $15.8 million compared to a revaluation loss of $13.6 million during the six months ended July 31, 2020. The non-cash gain for the current period relates to the final mark-to-market adjustment of the Future Tranche Right, issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to a decrease in our stock price from January 31, 2021 to immediately prior to the issuance of the Series B Preferred Stock, which decreased the estimated fair value of the Future Tranche Right. Upon the issuance of the Series B Preferred Stock on April 6, 2021, the Future Tranche Right was settled and no further charges (or benefits) will be recorded. The non-cash charge for the prior period relates to the change in fair value of the Future Tranche Right primarily due to declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period due to COVID.

We recorded $3.8 million of income within other, net in the six months ended July 31, 2021, primarily due to the recognition of a $3.1 million unrealized gain from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period. During the six months ended July 31, 2020 we recorded $1.3 million of expenses within other, net primarily due to fees in connection with our second amendment to the 2017 Credit Agreement.

Provision for Income Taxes

The following table sets forth our provision from income taxes for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Provision for income taxes	$4,201	$8,345	(50)%	$4,129	$8,692	(52)%

Three Months Ended July 31, 2021 compared to Three Months Ended July 31, 2020. Our effective income tax rate was 44.1% for the three months ended July 31, 2021, compared to a negative effective income tax rate of 814.1% for the three months ended July 31, 2020.

For the three months ended July 31, 2021, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $4.2 million on pretax income of $9.5 million, which represented an effective income tax rate of 44.1%.

For the three months ended July 31, 2020, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $8.3 million on a pretax loss of $1.0 million, which represented a negative effective income tax rate of 814.1%.

Six Months Ended July 31, 2021 compared to Six Months Ended July 31, 2020. Our effective income tax rate was 39.2% for the six months ended July 31, 2021, compared to a negative effective income tax rate of 57.6% for the six months ended July 31, 2020.

For the six months ended July 31, 2021, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $4.1 million on pretax income of $10.5 million, which represented an effective income tax rate of 39.2%.

For the six months ended July 31, 2020, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $8.7 million on a pretax loss of $15.1 million, which represented a negative effective income tax rate of 57.6%.

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

On December 4, 2019, we announced that an affiliate of Apax Partners would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019, the Apax Investor purchased $200.0 million of our Series A Preferred Stock in an issuance that closed on May 7, 2020, with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock in an issuance that closed on April 6, 2021. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of July 31, 2021, Apax’s ownership in us on an as-converted basis is approximately 12.7%.

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

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for cloud operations, marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service, stock repurchases, dividends on the Preferred Stock, and business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”), again on June 8, 2020 (the “2020 Amendment”), and again on April 9, 2021 (the “2021 Amendment”). Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off within the parameters set forth in the 2017 Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding if such 2014 Notes were cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the 2014 Notes then outstanding as well as the final interest payment on the 2014 Notes due at maturity, into an escrow account in satisfaction of the cash collateralization provisions of the 2020 Amendment. On May 28, 2021, prior to the June 1, 2021 maturity date of the 2014 Notes, we used the escrowed cash to settle the principal amount, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of common stock. Further discussion of our 2017 Credit Agreement as amended, appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions. During the three months ended July 31, 2021, we completed an acquisition of certain assets from a leader in contact center hiring automation that qualified as a business combination. This transaction was not material to our condensed consolidated financial statements. There were no business acquisitions during the year ended January 31, 2021.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock in an issuance that closed on April 6, 2021. Additionally, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026, unless earlier converted by the holders pursuant to their terms, on April 9, 2021 (the “2021 Notes”). We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the issuance of the Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our 2017 Credit Agreement, to terminate an interest rate swap agreement, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $181.0 million and $241.1 million as of July 31, 2021 and January 31, 2021, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.4 million and $0.6 million, at July 31, 2021 and January 31, 2021, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of July 31, 2021, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2021 and January 31, 2021:

	July 31,	January 31,
(in thousands)	2021	2021
Cash and cash equivalents	$320,439	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	14	15
Short-term investments	666	46,300
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$321,119	$631,588
Total debt, including current portions	$405,873	$789,494

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the Preferred Stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and/or stock repurchases.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2021 and 2020:

	Six Months Ended July 31,
(in thousands)	2021	2020
Net cash provided by operating activities from continuing operations	$26,853	$98,123
Net cash provided by (used in) investing activities from continuing operations	27,390	(62,789)
Net cash (used in) provided by financing activities from continuing operations	(421,912)	287,284
Effect of foreign currency exchange rate changes on cash and cash equivalents	340	(796)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	(12,294)	29,527
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(379,623)	$351,349

Our financing activities from continuing operations used $421.9 million of net cash during the six months ended July 31, 2021, which was partially offset by $26.9 million of cash generated from operating activities from continuing operations and $27.4 million of net cash provided by investing activities from continuing operations. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities from continuing operations generated $26.9 million of net cash during the six months ended July 31, 2021, compared to $98.1 million generated during the six months ended July 31, 2020. Our operating cash flow in the current period decreased despite a strong year-over-year increase in collections due to lower cash operating costs in the prior year as a result of the COVID-19 pandemic, one-time separation costs and higher income tax payments related to the Spin-Off in the current period, and a greater portion of bonuses being paid in cash compared to the prior year.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Provided by (Used in) Investing Activities from Continuing Operations

During the six months ended July 31, 2021, our investing activities from continuing operations provided $27.4 million of net cash, including $45.6 million of net sales and maturities of short-term investments, partially offset by $11.3 million of payments for property, equipment and capitalized software development costs and $7.0 million of net cash utilized for a business combination.

During the six months ended July 31, 2020, our investing activities from continuing operations used $62.8 million of net cash, consisting primarily of $50.8 million of net purchases of short-term investments and $12.0 million of payments for property, equipment and capitalized software development costs.

We had no significant commitments for capital expenditures at July 31, 2021.

Net Cash (Used in) Provided by Financing Activities

For the six months ended July 31, 2021, our financing activities used $421.9 million of net cash, primarily due to $386.9 million of payments to settle our 2014 Notes, $310.1 million of repayments of borrowings under our 2017 Term Loan, $114.7 million of net cash transferred to Cognyte upon the completion of the Spin-Off, $75.5 million of payments to repurchase common stock, $41.1 million of payments to purchase the capped calls in connection with the issuance of our 2021 Notes, $16.5 million paid to terminate our interest rate swap, $12.9 million of payments of Preferred Stock dividends, $10.5 million paid for debt-related issuance fees, $4.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.2 million of finance lease payments, and a $0.2 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $315.0 million of proceeds from the issuance of our 2021 Notes, $198.7 million of net proceeds from the issuance of the Series B Preferred Stock, and $38.3 million from a dividend and other settlements received from Cognyte during the period in connection with the Spin-Off.

For the six months ended July 31, 2020, our financing activities from continuing operations provided $287.3 million of net cash, primarily due to $197.3 million of net proceeds from the issuance of the Series A Preferred Stock and a $155.0 million increase in borrowings under our revolving credit facility, partially offset by $36.8 million of payments to repurchase common stock, $13.0 million of payments to repurchase $13.1 million principal amount of our convertible notes, $8.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.8 million repayments of borrowings and other financing obligations, a $2.2 million paid for debt-related costs, and a $0.6 million distribution to a noncontrolling shareholder of one of our subsidiaries.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on Preferred Stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our 2017 Credit Agreement.

Our liquidity could be negatively impacted by a decrease in demand for our products and service and support, including the impact of changes in customer buying behavior due to circumstances over which we have no control, including, but not limited to, the effects of the COVID-19 pandemic. If we determine to make additional business acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of additional equity or debt securities or an increase in our borrowings under our credit facility.

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

On March 31, 2021, we announced that our board of directors had authorized a new stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the six months ended July 31, 2021, we acquired approximately 1,600,000 shares of our common stock at a cost of $75.4 million under this program. No further repurchases are expected under this program for the year ending January 31, 2022.

Financing Arrangements

2021 Notes

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2021, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on July 31, 2021, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2021, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted, as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

2014 Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes with a maturity date of June 1, 2021 (the “2014 Notes”). Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes paid interest in cash semiannually in arrears at a rate of 1.50% per annum.

The 2014 Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under a prior credit agreement.

On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the 2014 Notes then outstanding as well as the final interest payment on the 2014 Notes due at maturity, into an escrow account to cash collateralize the 2014 Notes. On May 28, 2021, prior to the maturity of the 2014 Notes on June 1, 2021, we paid an aggregate of $389.8 million in cash for the settlement of the 2014 Notes, which included $386.9 million in satisfaction of the outstanding principal of the 2014 Notes and $2.9 million related to the final interest payment on the 2014 Notes. We funded the repayment of the outstanding principal amount of the 2014 Notes and accrued interest thereon using the cash we had placed in escrow. Additionally, the 2014 Notes had an incremental conversion value of $57.7 million, as the market value per share of our common stock, as measured under the terms of the 2014 Notes, was greater than the conversion price of the 2014 Notes. We issued approximately 1,250,000 shares of common stock to the holders of the 2014 Notes as payment of the conversion premium, which we issued from treasury stock.

As of January 31, 2021, the 2014 Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares of common stock if all of the 2014 Notes had been converted. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of $40.55 per share of common stock and would have resulted in the issuance of approximately 9,541,000 shares of common stock if all of the 2014 Notes had been converted prior to maturity.

During the year ended January 31, 2021, we repurchased $13.1 million principal amount of our 2014 Notes in open market transactions for an aggregate of $13.0 million in cash.

Note Hedges and Warrants

Concurrently with the issuance of the 2014 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). Prior to the Spin-Off, the combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the 2014 Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of the conversion rate adjustments, the Note Hedges and the Warrants served to increase the effective conversion price for the 2014 Notes to $47.18 per share. The Note Hedges were, and Warrants are, each separate instruments from the 2014 Notes.

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the 2014 Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,865,000 shares of our common stock at a price of $40.55, which was equal to the adjusted conversion price of the 2014 Notes. We were permitted to settle the Note Hedges in cash, shares of our common stock, or a combination thereof, at our option, and they were intended to reduce our exposure to potential dilution upon conversion of the 2014 Notes. We paid $60.8 million for the Note Hedges, which was recorded as a charge to additional paid-in capital. Our exercise rights under the Note Hedges were automatically triggered upon conversion of any 2014 Notes and the Note Hedges otherwise terminated upon maturity of the 2014 Notes on June 1, 2021. In connection with the maturity of the 2014 Notes on June 1, 2021, we received approximately 1,250,000 shares of our common stock from the counterparties under the Note Hedges, which offset the dilution resulting from the settlement of the conversion premium on the 2014 Notes as the market value per share of our common stock, as measured under the terms of the Note Hedges, was greater than the strike price of the Note Hedges.
The Repurchased 2014 Notes acquired during the three months ended July 31, 2021 as described above did not change the number of common shares subject to the Note Hedges as the counterparties agreed that the options under the Note Hedges remained outstanding notwithstanding such repurchase. Upon maturity of the 2014 Notes, we received approximately 42,000 shares of our common stock from the counterparties to the Note Hedges as reimbursement for the in-the-money portion of the Repurchased 2014 Notes.

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the Warrants now provide the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants expire incrementally on a series of expiration dates between August 30, 2021 and January 21, 2022. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants have a dilutive effect on net income per share to the extent that the average market value of our common stock exceeds the strike price of the Warrants. Through September 9, 2021, no Warrants had been exercised, 789,000 Warrants had expired, and 9,076,000 Warrants remained outstanding.

Credit Agreements

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “2017 Credit Agreement”).

The 2017 Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at July 31, 2021 and January 31, 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the six months ended July 31, 2021.

On April 9, 2021, we amended the 2017 Credit Agreement (the “2021 Amendment”), pursuant to which we refinanced our $300.0 million 2017 Revolving Credit Facility, which would otherwise have matured on June 29, 2022, with the $300.0 million 2021 Revolving Credit Facility. The 2021 Amendment also provides that for purposes of the acceleration of the maturity of the 2017 Term Loan and 2021 Revolving Credit Facility, neither the 2014 Notes nor the 2021 Notes will be deemed to be outstanding if such notes are cash collateralized prior to their respective maturity dates in accordance with the 2017 Credit Agreement. As noted above, we cash collateralized the 2014 Notes prior to settlement on June 1, 2021, and we currently intend to cash collateralize, or otherwise refinance or repurchase, the 2021 Notes prior to their maturity in 2026.

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

As of July 31, 2021, the interest rate on the 2017 Term Loan was 2.10%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.30% at July 31, 2021. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2021 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At July 31, 2021, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the six months ended July 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of July 31, 2021.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of July 31, 2021, our total operating lease liabilities were $60.4 million, of which $13.7 million is included within accrued expenses and other current liabilities (current portions), and $46.7 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets. We have no current plans to lease significant additional office space and many of our existing lease agreements provide us with the option to renew.

As of July 31, 2021, our unconditional purchase obligations totaled approximately $264.5 million, the majority of which is due over the next 12 to 36 months. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our consolidated balance sheet at July 31, 2021 included $15.3 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.2 million) for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

For additional information regarding our long-term debt, Preferred Stock, and our commitments and contingencies, see Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Item I, Part 1 of this report.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2021, we made $9.6 million of payments under contingent consideration arrangements. As of July 31, 2021, potential future cash payments, and earned consideration expected to be paid, subsequent to July 31, 2021 under contingent consideration arrangements total $15.0 million, the estimated fair value of which was $7.6 million and was reported in accrued expenses and other current liabilities. The performance periods associated with these potential payments extend through January 2022.

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

Interest Rate Risk on Our Debt

The 2017 Credit Agreement bears interest at variable rates based on LIBOR plus a margin. The margin for the 2017 Term Loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the 2021 Revolving Credit Facility, the margin is determined by reference to our Leverage Ratio. Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.

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

On March 5, 2021, the Financial Conduct Authority of the United Kingdom announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. We are considering the impact the planned phase out would have on our credit facility. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. However, it is currently uncertain what, if any, alternative reference interest rates, including SOFR, or other reforms will be enacted in response to the planned phase out, and we cannot assure you that an alternative to LIBOR (on which the Eurodollar Rate is based) that we find acceptable will be available to us.

In April 2021, we issued $315.0 million in aggregate principal amount of the 2021 Notes. The 2021 Notes have a fixed annual interest rate; therefore, we do not have economic interest rate exposure on the 2021 Notes. We carry the 2021 Notes at face value less the unamortized issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the 2021 Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the 2021 Notes fluctuates when the market price of our common stock fluctuates.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2021 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and the market risk that is created by the global market disruptions and uncertainties resulting from COVID-19, we believe that our market risk profile did not materially change during the six months ended July 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2021. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021 and the Risk Factor described in Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021 (the “First Quarter Form 10-Q”). In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K and the First Quarter Form 10-Q, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and the First Quarter Form 10-Q are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended July 31, 2021, we issued approximately 1,250,000 shares of our common stock to holders of our 2014 Notes upon settlement of conversion of an aggregate principal amount of approximately $386 million of such notes. This share amount represented the conversion value of the 2014 Notes in excess of the principal amount of notes converted. The issuance of these shares of our common stock was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and was offset by the receipt of 1,292,671 shares of our common stock pursuant to the exercise of certain convertible note hedge transactions as described in greater detail below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the settlement of the 2014 Notes, we exercised our rights under certain convertible note hedge transactions on May 28, 2021 and received 1,292,671 shares of our common stock. The convertible note hedge transactions were previously entered into between us and the initial purchasers of the 2014 Notes and/or their affiliates in connection with the offering of the 2014 Notes.

For further information regarding the above transactions, see Note 7, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, from time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup periods.

Share repurchase activity during the three months ended July 31, 2021 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that My Yet Be Purchased Under the Plans or Programs (in thousands)
May 1, 2021 - May 31, 2021	—	$—	—	$—
June 1, 2021 - June 30, 2021	1,292,928	46.15	—	—
July 1, 2021 - July 31, 2021	—	—	—	—
	1,292,928	$46.15	—	$—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2021:

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

Verint Systems Inc.

September 9, 2021	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)