Form 10-Q
period 2021-10-31
VERINT SYSTEMS INC
filed 2021-12-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2021
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

There were 65,703,784 shares of the registrant’s common stock outstanding on November 15, 2021.

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

•risks associated with our ability to retain, recruit, and train qualified personnel in regions in which we operate, including in new markets and growth areas we may enter or due to applicable regulatory requirements such as vaccination mandates;
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

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2021	2021
Assets
Current Assets:
Cash and cash equivalents	$307,847	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits	6	15
Short-term investments	661	46,300
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.6 million, respectively	161,020	206,157
Contract assets, net	35,276	36,716
Inventories	5,760	5,541
Prepaid expenses and other current assets	49,880	42,814
Current assets of discontinued operations	—	354,926
Total current assets	560,450	1,277,742
Property and equipment, net	68,634	69,090
Operating lease right-of-use assets	45,698	57,849
Goodwill	1,361,420	1,327,407
Intangible assets, net	130,528	143,744
Other assets	131,555	104,511
Long-term assets of discontinued operations	—	280,952
Total assets	$2,298,285	$3,261,295

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$32,994	$35,463
Accrued expenses and other current liabilities	138,502	211,517
Current maturities of long-term debt	—	386,713
Contract liabilities	221,073	261,033
Current liabilities of discontinued operations	—	268,713
Total current liabilities	392,569	1,163,439
Long-term debt	406,411	402,781
Long-term contract liabilities	17,162	16,502
Operating lease liabilities	43,880	56,712
Other liabilities	37,250	75,710
Long-term liabilities of discontinued operations	—	58,118
Total liabilities	897,272	1,773,262
Commitments and Contingencies
Temporary Equity:
Preferred Stock - $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at October 31, 2021 and January 31, 2021, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at October 31, 2021; no shares issued and outstanding at January 31, 2021; aggregate liquidation preference and redemption value of $203,467 at October 31, 2021.	235,693	—
Equity component of currently redeemable convertible notes	—	4,841
Total temporary equity	436,321	205,469
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 65,694,000 and 70,177,000 shares; outstanding 65,694,000 and 65,773,000 shares at October 31, 2021 and January 31, 2021, respectively.	66	70
Additional paid-in capital	1,121,523	1,726,166
Treasury stock, at cost - No shares and 4,404,000 shares at October 31, 2021 and January 31, 2021, respectively.	—	(208,124)
Accumulated deficit	(49,886)	(113,797)
Accumulated other comprehensive loss	(109,523)	(136,878)
Total Verint Systems Inc. stockholders' equity	962,180	1,267,437
Noncontrolling interests	2,512	15,127

	October 31,	January 31,
(in thousands, except share and per share data)	2021	2021
Total stockholders' equity	964,692	1,282,564
Total liabilities, temporary equity, and stockholders' equity	$2,298,285	$3,261,295

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue:
Recurring	$158,811	$150,233	$459,442	$418,570
Nonrecurring	66,009	64,989	180,899	186,597
Total revenue	224,820	215,222	640,341	605,167
Cost of revenue:
Recurring	36,811	35,388	112,523	103,252
Nonrecurring	30,524	34,440	90,909	95,835
Amortization of acquired technology	4,749	4,044	13,559	12,589
Total cost of revenue	72,084	73,872	216,991	211,676
Gross profit	152,736	141,350	423,350	393,491
Operating expenses:
Research and development, net	31,029	33,293	91,969	95,853
Selling, general and administrative	89,778	80,167	268,800	234,733
Amortization of other acquired intangible assets	7,261	7,833	21,934	23,316
Total operating expenses	128,068	121,293	382,703	353,902
Operating income	24,668	20,057	40,647	39,589
Other income (expense), net:
Interest income	101	314	147	1,217
Interest expense	(1,502)	(9,718)	(8,720)	(30,530)
Losses on early retirements of debt	—	—	(2,474)	(143)
Other (expense) income, net	(417)	(11,670)	3,789	(26,246)
Total other expense, net	(1,818)	(21,074)	(7,258)	(55,702)
Income (loss) from continuing operations before provision for income taxes	22,850	(1,017)	33,389	(16,113)
Provision for income taxes	9,349	1,084	13,478	9,776
Net income (loss) from continuing operations	13,501	(2,101)	19,911	(25,889)
Net income from discontinued operations	—	13,928	—	44,328
Net income	13,501	11,827	19,911	18,439
Net income from continuing operations attributable to noncontrolling interests	264	309	875	876
Net income from discontinued operations attributable to noncontrolling interests	—	1,343	—	4,908
Net income attributable to Verint Systems Inc.	13,237	10,175	19,036	12,655
Dividends on preferred stock	(5,200)	(2,658)	(13,722)	(5,142)
Net income attributable to Verint Systems Inc. common shares	$8,037	$7,517	$5,314	$7,513

Net income (loss) attributable to Verint Systems Inc. common shares
Net income (loss) from continuing operations attributable to Verint Systems Inc. common shares	$8,037	$(5,068)	$5,314	$(31,907)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$—	$12,585	$—	$39,420

Basic net income (loss) per common share attributable to Verint Systems Inc.:
Continuing operations	$0.12	$(0.08)	$0.08	$(0.49)
Discontinued operations	—	0.19	—	0.61
Total basic net income per common share attributable to Verint Systems Inc.	$0.12	$0.11	$0.08	$0.12

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2021	2020	2021	2020
Diluted net income (loss) per common share attributable to Verint Systems Inc.:
Continuing operations	$0.12	$(0.08)	$0.08	$(0.48)
Discontinued operations	—	0.19	—	0.59
Total diluted net income per common share attributable to Verint Systems Inc.	$0.12	$0.11	$0.08	$0.11

Weighted-average common shares outstanding:
Basic	65,570	65,571	65,474	64,973
Diluted	66,328	66,234	67,268	66,000
See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Net income	$13,501	$11,827	$19,911	$18,439
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(7,104)	(4,973)	(2,843)	(7,348)
Distribution of Cognyte Software Ltd.	—	—	17,123	—
Net increase (decrease) from foreign exchange contracts designated as hedges	105	(550)	51	57
Net increase (decrease) from interest rate swap prior to dedesignation as a hedge	—	1,356	1,014	(4,468)
Net increase from settlement of interest rate swap due to partial early retirement of 2017 Term Loan	—	—	12,017	—
(Provision for) benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	(16)	(209)	(7)	914
Other comprehensive (loss) income	(7,015)	(4,376)	27,355	(10,845)
Comprehensive income	6,486	7,451	47,266	7,594
Comprehensive income attributable to noncontrolling interests	264	1,787	875	5,880
Comprehensive income attributable to Verint Systems Inc.	$6,222	$5,664	$46,391	$1,714

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2021	65,773	$70	$1,726,166	$(208,124)	$(113,797)	$(136,878)	$1,267,437	$15,127	$1,282,564
Net income	—	—	—	—	799	—	799	295	1,094
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	15,584	15,584	—	15,584
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation - equity-classified awards	—	—	14,253	—	—	—	14,253	—	14,253
Common stock issued for stock awards and stock bonuses	827	1	(1)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Treasury stock acquired	(543)	—	—	(25,868)	—	—	(25,868)	—	(25,868)
Purchases of capped calls, net of taxes	—	—	(32,416)	—	—	—	(32,416)	—	(32,416)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430	—	1,430
Balances as of April 30, 2021	64,999	70	1,333,312	(233,992)	(68,123)	(104,171)	927,096	2,552	929,648
Net income	—	—	—	—	5,000	—	5,000	316	5,316
Other comprehensive income	—	—	—	—	—	1,663	1,663	—	1,663
Stock-based compensation - equity-classified awards	—	—	15,984	—	—	—	15,984	—	15,984
Common stock issued for stock awards and stock bonuses	456	—	—	—	—	—	—	—	—
Settlement of conversion premium upon maturity of 2014 Notes	1,250	—	(59,139)	59,131	—	—	(8)	—	(8)
Common stock received from exercise of Note Hedges	(1,250)	—	57,695	(57,692)	—	—	3	—	3
Common stock received from exercise of Note Hedges related to repurchased 2014 Notes	(42)	—	1,959	(1,959)	—	—	—	—	—
Purchases of capped calls, net of taxes	—	—	(25)	—	—	—	(25)	—	(25)
Treasury stock acquired	(1)	—	—	(12)	—	—	(12)	—	(12)
Preferred stock dividends	—	—	(7,656)	—	—	—	(7,656)	—	(7,656)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of July 31, 2021	65,412	70	1,342,130	(234,524)	(63,123)	(102,508)	942,045	2,623	944,668
Net income	—	—	—	—	13,237	—	13,237	264	13,501
Other comprehensive loss	—	—	—	—	—	(7,015)	(7,015)	—	(7,015)
Stock-based compensation - equity-classified awards	—	—	14,386	—	—	—	14,386	—	14,386
Common stock issued for stock awards and stock bonuses	293	1	(1)	—	—	—	—	—	—
Treasury stock acquired	(11)	—	—	(473)	—	—	(473)	—	(473)
Treasury stock retired	—	(5)	(234,992)	234,997	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(375)	(375)
Balances as of October 31, 2021	65,694	$66	$1,121,523	$—	$(49,886)	$(109,523)	$962,180	$2,512	$964,692

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437
Net (loss) income	—	—	—	—	(6,014)	—	(6,014)	2,039	(3,975)
Other comprehensive loss	—	—	—	—	—	(26,909)	(26,909)	(359)	(27,268)
Stock-based compensation - equity-classified awards	—	—	15,029	—	—	—	15,029	—	15,029
Common stock issued, or to be issued, for stock awards and stock bonuses	399	1	1,845	—	—	—	1,846	—	1,846
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of April 30, 2020	64,526	69	1,677,775	(208,124)	(112,544)	(178,774)	1,178,402	14,504	1,192,906
Net income	—	—	—	—	8,494	—	8,494	2,093	10,587
Other comprehensive income	—	—	—	—	—	20,479	20,479	320	20,799
Stock-based compensation - equity-classified awards	—	—	13,420	—	—	—	13,420	—	13,420
Common stock issued for stock awards and stock bonuses	874	1	—	—	—	—	1	—	1
Preferred stock dividends	—	—	(1,589)	—	—	—	(1,589)	—	(1,589)
Reacquisition of equity component from convertible notes repurchases, net of taxes	—	—	(218)	—	—	—	(218)	—	(218)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(404)	(404)
Balances as of July 31, 2020	65,400	70	1,689,388	(208,124)	(104,050)	(158,295)	1,218,989	16,513	1,235,502
Net income	—	—	—	—	10,175	—	10,175	1,652	11,827
Other comprehensive (loss) income	—	—	—	—	—	(4,511)	(4,511)	135	(4,376)
Stock-based compensation - equity-classified awards	—	—	15,733	—	—	—	15,733	—	15,733
Common stock issued for stock awards and stock bonuses	336	—	12,263	—	—	—	12,263	—	12,263
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(100)	(100)
Balances as of October 31, 2020	65,736	$70	$1,717,384	$(208,124)	$(93,875)	$(162,806)	$1,252,649	$18,200	$1,270,849

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$19,911	$18,439
(Income) from discontinued operations, net of income taxes	—	(44,328)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	56,910	63,664
Stock-based compensation, excluding cash-settled awards	51,078	39,533
Change in fair value of future tranche right	(15,810)	22,834
Amortization of discount on convertible notes	—	9,620
Non-cash losses on derivative financial instruments, net	14,374	812
Losses on early retirements of debt	2,474	143
Other, net	264	(173)
Changes in operating assets and liabilities:
Accounts receivable	45,586	35,441
Contract assets	1,290	1,389
Inventories	(758)	(262)
Prepaid expenses and other assets	(21,586)	(11,755)
Accounts payable and accrued expenses	(21,918)	25,682
Contract liabilities	(42,618)	(44,155)
Deferred income taxes	(15,530)	2,677
Other, net	(3,418)	1,693
Net cash provided by operating activities - continuing operations	70,249	121,254
Net cash (used in) provided by operating activities - discontinued operations	(9,055)	36,577
Net cash provided by operating activities	61,194	157,831

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(57,214)	—
Purchases of property and equipment	(11,903)	(9,918)
Purchases of investments	—	(98,067)
Maturities and sales of investments	45,640	18,800
Cash paid for capitalized software development costs	(5,637)	(5,916)
Change in restricted bank time deposits, and other investing activities, net	(26)	(24)
Net cash used in investing activities - continuing operations	(29,140)	(95,125)
Net cash used in investing activities - discontinued operations	—	(5,551)
Net cash used in investing activities	(29,140)	(100,676)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	198,731	197,254
Proceeds from borrowings	315,000	155,000
Repayments of borrowings and other financing obligations	(312,415)	(205,447)
Settlement of 2014 Notes	(386,887)	—
Purchases of capped calls	(41,060)	—
Payments of debt-related costs	(10,708)	(2,287)
Purchases of treasury stock and common stock for retirement	(75,933)	(36,836)
Payments to repurchase convertible notes	—	(13,032)
Preferred stock dividend payments	(12,856)	(1,589)
Distributions paid to noncontrolling interest	(620)	(749)
Payment for termination of interest rate swap	(16,502)	—
Net cash transferred to Cognyte Software Ltd.	(114,657)	—
Dividend and other settlements received from Cognyte Software Ltd.	38,280	—
Payments of contingent consideration for business combinations (financing portion), and other financing activities	(4,621)	(8,364)
Net cash (used in) provided by financing activities - continuing operations	(424,248)	83,950

	Nine Months Ended October 31,
(in thousands)	2021	2020
Net cash used in financing activities - discontinued operations	—	(4,877)
Net cash (used in) provided by financing activities	(424,248)	79,073
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(29)	(2,093)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(392,223)	134,135
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	700,133	411,657
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$307,910	$545,792

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$307,847	$526,815
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	6	15,459
Restricted cash and cash equivalents included in other assets	57	3,518
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$307,910	$545,792

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

Verint is headquartered in Melville, New York, and has more than 40 offices worldwide. We have approximately 4,400 professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement.

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

The financial results of Cognyte for the three and nine months ended October 31, 2020 are presented as income from discontinued operations, net of taxes on the condensed consolidated statements of operations and its assets and liabilities as of January 31, 2021 are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. The historical condensed consolidated statement of cash flows has also been revised to reflect the effect of the Spin-Off. The historical statements of comprehensive income and the balances related to stockholders' equity have not been revised to reflect the effect of the Spin-Off. For further information on discontinued operations, see Note 2, “Discontinued Operations”. Unless noted otherwise, discussion in the notes to the condensed consolidated financial statements pertain to continuing operations.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) in an issuance that closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) in an issuance that closed on April 6, 2021. As of October 31, 2021, Apax’s ownership in us on an as-converted basis was approximately 12.8%. Please refer to Note 10, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. This pandemic has caused significant economic disruption and uncertainty, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Our customers, partners, and vendors, have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format. As the pandemic has evolved, we have adapted our pandemic response on a localized basis based on the prevailing conditions in each country in which we and our customers, partners, or vendors operate.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended October 31, 2021 and 2020, and the condensed consolidated balance sheet as of October 31, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2021 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2021. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of October 31, 2021 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended October 31, 2021, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, other than the recently adopted accounting pronouncements described below.

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

New Accounting Pronouncements Not Yet Effective

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Under the Transition Services Agreement (“TSA”) with Cognyte, we and Cognyte will provide and/or make available various administrative services and assets to each other for a given period based on each individual service, with an option to extend certain services after the first year. In no case will services be provided for more than 24 months after the Spin-Off Date. In consideration for such services, we and Cognyte will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup, and subject to a mutually agreed-upon increase following an extension of the initial service term. The fees charged for the first year of services are fixed. Fees for services provided by third-party suppliers will be on a straight pass-through basis. During the three and nine months ended October 31, 2021, we invoiced Cognyte $1.5 million and $4.4 million, respectively, and Cognyte invoiced us $0.3 million and $0.8 million, respectively, for transition services provided under the TSA.

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

The Spin-Off met the criteria for classification as “discontinued operations” in accordance with the accounting guidance upon completion of the separation, and as such, the results of our former Cognyte Business have been classified as discontinued operations in our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for all periods presented. As of October 31, 2021, there were no assets or liabilities from discontinued operations associated with Cognyte. There was no revenue earned or costs and expenses incurred by discontinued operations during the three and nine months ended October 31, 2021.

The following table summarizes the major classes of line items included within discontinued operations in our condensed consolidated statements of operations for the three and nine months ended October 31, 2020:

(in thousands)	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
Revenue	$112,979	$319,438
Cost of revenue	29,331	91,952
Operating expenses	65,964	180,843
Other income, net	3,317	4,399
Income from discontinued operations before benefit from income taxes	21,001	51,042
Provision for income taxes	7,073	6,714
Net income from discontinued operations	13,928	44,328
Net income from discontinued operations attributable to noncontrolling interests	1,343	4,908
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$12,585	$39,420

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

In order to conform with the presentation described above, unbundled SaaS revenue for the three and nine months ended October 31, 2020 has been revised to reflect $2.9 million and $7.2 million, respectively, of unbundled SaaS support revenue which had previously been presented within support revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Recurring revenue:
Bundled SaaS revenue	$48,390	$37,406	$130,639	$106,617
Unbundled SaaS revenue	33,713	21,577	91,440	41,483
Optional managed services revenue	16,358	14,884	49,688	43,344
Total cloud revenue	98,461	73,867	271,767	191,444
Support revenue	60,350	76,366	187,675	227,126
Total recurring revenue	158,811	150,233	459,442	418,570
Nonrecurring revenue:
Perpetual revenue	40,436	35,461	102,108	99,815
Professional services revenue	25,573	29,528	78,791	86,782
Total nonrecurring revenue	66,009	64,989	180,899	186,597
Total revenue	$224,820	$215,222	$640,341	$605,167

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	October 31, 2021	January 31, 2021
Accounts receivable, net	$161,020	$206,157
Contract assets, net	$35,276	$36,716
Long-term contract assets, net (included in other assets)	$26,914	$17,210
Contract liabilities	$221,073	$261,033
Long-term contract liabilities	$17,162	$16,502

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three and nine months ended October 31, 2021 and 2020. There was one customer, an authorized global reseller of our solutions, that accounted for approximately 19% and 14% of our aggregated accounts receivable and contract assets at October 31, 2021 and January 31, 2021, respectively. Credit losses relating to this reseller have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the nine months ended October 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of each period was $223.4 million and $213.8 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	October 31, 2021	January 31, 2021
RPO:
Expected to be recognized within 1 year	$396,121	$405,714
Expected to be recognized in more than 1 year	249,302	229,951
Total RPO	$645,423	$635,665

4.    NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) from continuing operations	$13,501	$(2,101)	$19,911	$(25,889)
Net income from discontinued operations, net of tax	—	13,928	—	44,328
Net income	13,501	11,827	19,911	18,439
Net income attributable to noncontrolling interests from continuing operations	264	309	875	876
Net income attributable to noncontrolling interests from discontinued operations	—	1,343	—	4,908
Net income attributable to Verint Systems Inc.	13,237	10,175	19,036	12,655
Dividends on preferred stock	(5,200)	(2,658)	(13,722)	(5,142)
Net income attributable to Verint Systems Inc. for basic net income per common share	8,037	7,517	5,314	7,513
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$8,037	$7,517	$5,314	$7,513

Net income (loss) attributable to Verint Systems Inc. common shares
Net income (loss) from continuing operations attributable to Verint Systems Inc. common shares	8,037	(5,068)	5,314	(31,907)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	—	12,585	—	39,420

Weighted-average shares outstanding:
Basic	65,570	65,571	65,474	64,973
Dilutive effect of employee equity award plans	758	663	1,043	1,027
Dilutive effect of 2021 Notes	—	—	—	—
Dilutive effect of 2014 Notes	—	—	641	—
Dilutive effect of warrants	—	—	110	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	66,328	66,234	67,268	66,000

Basic net income (loss) per common share attributable to Verint Systems Inc.:
Continuing operations	$0.12	$(0.08)	$0.08	$(0.49)
Discontinued operations	—	0.19	—	0.61
Total basic net income per common share attributable to Verint Systems Inc.	$0.12	$0.11	$0.08	$0.12

Diluted net income (loss) per common share attributable to Verint Systems Inc.:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Continuing operations	$0.12	$(0.08)	$0.08	$(0.48)
Discontinued operations	—	0.19	—	0.59
Total diluted net income per common share attributable to Verint Systems Inc.	$0.12	$0.11	$0.08	$0.11

We excluded the following weighted-average potential common shares from our diluted per share calculations during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Common shares excluded from calculation:
Stock options and restricted stock-based awards	292	867	663	240
2014 Notes	—	6,002	—	6,114
Warrants	8,333	6,205	—	6,205
Series A Preferred Stock	5,497	3,738	5,497	2,411
Series B Preferred Stock	3,980	—	3,047	—

Upon our adoption of ASU No. 2020-06 on February 1, 2021, use of the if-converted method is required for calculating any potential dilutive effect of convertible instruments. For the three months ended October 31, 2021, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes (as defined in Note 8, “Long-Term Debt”), and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

The Capped Calls (as defined in Note 8, “Long-Term Debt”) do not impact our diluted earnings per common share calculations as their effect would be anti-dilutive. The Capped Calls are intended generally to reduce the potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2021 Notes, in the event that at the time of conversion our common stock price exceeds the $62.08 conversion price, with such reduction and/or offset subject to a cap of $100.00.

There is no impact on our calculation of the dilutive effect of our 2014 Notes (as defined in Note 8, “Long-Term Debt”) upon adoption of ASU No. 2020-06 as we were obligated to settle the principal amount of our 2014 Notes in cash and settled the conversion spread with shares of our common stock in connection with the maturity of the 2014 Notes. Following the completion of the Spin-Off on February 1, 2021, the strike prices of the conversion features of our 2014 Notes and Warrants (as defined in Note 8, “Long-Term Debt”) were reduced to $40.55 per share and $47.18 per share, respectively, which increased the equivalent number of underlying common shares to 9,541,000 and 9,865,000, respectively.

Our Note Hedges (as defined in Note 8, “Long-Term Debt”) did not impact our diluted earnings per common share calculations because their effect would be anti-dilutive. However, in connection with the maturity of the 2014 Notes, the common shares delivered to us under the Note Hedges neutralized the dilutive effect of the common shares that we issued under the 2014 Notes to settle the conversion premium. As a result, the settlement of the outstanding 2014 Notes did not increase our outstanding common stock.

Our Warrants (as defined in Note 8, “Long-Term Debt”) would have a dilutive impact on net income per common share to the extent that we report net income for the applicable period and the average market value of our common stock exceeds the strike price of the Warrants. The Warrants began to expire incrementally on August 30, 2021 and will continue to expire incrementally on a series of expiration dates through January 21, 2022. We expect that at each expiration date the Warrants will be exercised if the market price per share of our common stock exceeds the strike price of the Warrants, and we will be obligated to issue shares of our common stock having a value equal to such excess. As of October 31, 2021, up to 5,525,000 common shares could be issued upon exercise of the Warrants.

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 8, “Long-Term Debt”.

On December 4, 2019, we announced that the Apax Investor would invest up to $400.0 million in us, in the form of convertible preferred stock. On May 7, 2020, the purchase of $200.0 million of our Series A Preferred Stock closed. On April 6, 2021, in connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculation of diluted net income per common share for the three and nine months ended October 31, 2021 and 2020, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 10, “Convertible Preferred Stock”.

5.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2021 and January 31, 2021:

	October 31, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$160,818	$—	$—	$160,818
Money market funds	147,029	—	—	147,029
Total cash and cash equivalents	$307,847	$—	$—	$307,847

Short-term investments:
Bank time deposits	$661	$—	$—	$661
Total short-term investments	$661	$—	$—	$661

	January 31, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$243,183	$—	$—	$243,183
Money market funds	342,090	—	—	342,090
Total cash and cash equivalents	$585,273	$—	$—	$585,273

Short-term investments:
Bank time deposits	$46,300	$—	$—	$46,300
Total short-term investments	$46,300	$—	$—	$46,300

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the nine months ended October 31, 2021 and 2020, proceeds from maturities and sales of short-term investments were $45.6 million and $18.8 million, respectively.

6.    BUSINESS COMBINATIONS

Nine Months Ended October 31, 2021

Conversocial Limited

On August 23, 2021, we completed the acquisition of all of the outstanding shares of Conversocial Limited (together with its subsidiaries, “Conversocial”), a leading messaging platform that enables brands to deliver superior customer experiences. Conversocial has offices in London, United Kingdom and New York, New York.

The purchase price consisted of (i) $53.4 million of cash paid at closing, funded from cash on hand, partially offset by $3.2 million of Conversocial’s cash received in the acquisition, resulting in net cash consideration at closing of $50.2 million; and (ii) $0.2 million of other purchase price adjustments. The purchase price for Conversocial was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair values assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

Among the factors contributing to the recognition of goodwill as a component of the Conversocial purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The acquisition resulted in the recognition of $31.8 million of goodwill, of which $0.5 million is deductible for income tax purposes and $31.3 million is not deductible.

In connection with the purchase price allocation for Conversocial, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculated fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $3.4 million of current and long-term contract liabilities, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not been received, we recorded a $1.2 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $0.7 million of which is included within prepaid expenses and other current assets and $0.5 million of which is included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of Conversocial, consisting primarily of professional fees and integration expenses, were $1.3 million and $2.4 million for the three and nine months ended October 31, 2021, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and net income (loss) attributable to Conversocial included in our consolidated statement of operations for the three months ended October 31, 2021 was not material.

The purchase price allocation for Conversocial has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Conversocial:

(in thousands)	Amount
Components of Purchase Price:
Cash	$53,409
Other purchase price adjustments	(190)
Total purchase price	$53,219

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,694
Other current assets, including cash acquired	5,302
Other assets	511
Current and other liabilities	(1,945)
Contract liabilities - current and long-term	(3,410)
Deferred income taxes	(615)
Net tangible assets	1,537
Identifiable intangible assets:
Customer relationships	9,800
Developed technology	9,900
Trademarks and trade names	200
Total identifiable intangible assets	19,900
Goodwill	31,782
Total purchase price allocation	$53,219

The acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of seven years, five years, and one year, respectively, the weighted average of which is approximately 5.9 years. The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Other Business Combinations

During the three months ended July 31, 2021, we completed the acquisition of certain assets from a leader in contact center hiring automation that qualified as a business combination. This transaction resulted in increases to goodwill, customer relationships, and acquired technology intangible assets, but was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted. There were no other business combinations during the nine months ended October 31, 2021.

Year Ended January 31, 2021

We did not complete any business combinations during the year ended January 31, 2021.

Other Business Combination Information

The pro forma impact of the business combinations completed during the nine months ended October 31, 2021 was not material to our historical consolidated operating results and is therefore not presented.

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

For the three months ended October 31, 2021, changes in the fair values of contingent consideration obligations associated with business combinations were immaterial, and for the three months ended October 31, 2020, we recorded a benefit of $0.4 million. For the nine months ended October 31, 2021 and 2020, we recorded a charge of $0.7 million and a benefit of $2.8 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $7.6 million at October 31, 2021, which was recorded within accrued expenses and other current liabilities.

Payments of contingent consideration earned under these agreements were $9.6 million and $14.0 million for the nine months ended October 31, 2021 and 2020, respectively. There were no payments of contingent consideration earned under these agreements during the three months ended October 31, 2021 and 2020.

7.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2021 and January 31, 2021:

	October 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$475,038	$(376,118)	$98,920
Acquired technology	231,088	(200,965)	30,123
Trade names	5,686	(4,201)	1,485
Distribution network	2,440	(2,440)	—
Total intangible assets	$714,252	$(583,724)	$130,528

	January 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$464,586	$(356,064)	$108,522
Acquired technology	222,040	(189,687)	32,353
Trade names	9,424	(6,555)	2,869
Distribution network	2,440	(2,440)	—
Total intangible assets	$698,490	$(554,746)	$143,744

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to assess whether a triggering event had occurred that would result in a potential impairment of our indefinite-lived intangible assets. Based on this assessment, we concluded that a triggering event has not occurred which would require further impairment testing to be performed.

Total amortization expense recorded for acquisition-related intangible assets was $12.0 million and $11.9 million for the three months ended October 31, 2021 and 2020, respectively, and $35.5 million and $35.9 million for the nine months ended October 31, 2021 and 2020, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2022 (remainder of year)	$11,333
2023	40,805
2024	31,617
2025	15,090
2026	13,774
2027 and thereafter	17,909
Total	$130,528

During the three and nine months ended October 31, 2021, we recorded $0.4 million of impairments for certain acquired trade names, which is included within selling, general and administrative expenses. Impairments of acquired intangible assets were insignificant during the three and nine months ended October 31, 2020.

Goodwill activity for the nine months ended October 31, 2021 was as follows:

(in thousands)	Amount
Nine Months Ended October 31, 2021:
Goodwill, gross, at January 31, 2021	$1,383,450
Accumulated impairment losses through January 31, 2021	(56,043)
Goodwill, net, at January 31, 2021	1,327,407
Business combinations	36,214
Foreign currency translation and other	(2,201)
Goodwill, net, at October 31, 2021	$1,361,420

Balance at October 31, 2021
Goodwill, gross, at October 31, 2021	$1,417,463
Accumulated impairment losses through October 31, 2021	(56,043)
Goodwill, net, at October 31, 2021	$1,361,420

We evaluated whether there has been a change in circumstances as of October 31, 2021 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of our reporting unit is sensitive to management's forecasts of future revenue, profitability and market conditions. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that is involved in evaluating goodwill for potential impairment. Our reporting unit fair value may decline as a result of delayed or reduced demand for our products and services, driving lower revenue and operating income across our business. However, given the significant difference between the reporting unit fair value and its carrying value in the most recent quantitative analyses completed as of November 1, 2020, as well as expected long-term recovery, management does not believe that these events were severe enough to result in an impairment trigger. We will perform our annual goodwill impairment analysis as of November 1, 2021 during the three months ending January 31, 2022.

8.    LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2021 and January 31, 2021:

	October 31,	January 31,
(in thousands)	2021	2021
2021 Notes	$315,000	$—
2014 Notes	—	386,887
2017 Term Loan	100,000	410,125
Less: unamortized debt discounts and issuance costs	(8,589)	(7,518)
Total debt	406,411	789,494
Less: current maturities	—	386,713
Long-term debt	$406,411	$402,781

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of October 31, 2021, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which have been deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at October 31, 2021.

Based on the closing market price of our common stock on October 31, 2021, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

Capped Calls, Note Hedges and Warrants

Capped Calls

In connection with the issuance of the 2021 Notes, on April 6, 2021 and April 8, 2021, we entered into capped call transactions (the “Capped Calls”) with certain counterparties. The Capped Calls are generally intended to reduce the potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2021 Notes, in the event that at the time of conversion our common stock price exceeds the conversion price, with such reduction and/or offset subject to a cap.

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of October 31, 2021, no Capped Calls have been exercised.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the 2014 Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,865,000 shares of our common stock at a price of $40.55, which was equal to the adjusted conversion price of the 2014 Notes. We were permitted to settle the Note Hedges in cash, shares of our common stock, or a combination thereof, at our option, and the Note Hedges were intended to reduce our exposure to potential dilution upon conversion of the 2014 Notes. We paid $60.8 million for the Note Hedges, which was recorded as a charge to additional paid-in capital. Our exercise rights under the Note Hedges were automatically triggered upon conversion of any 2014 Notes and the Note Hedges otherwise terminated upon maturity of the 2014 Notes on June 1, 2021. In connection with the maturity of the 2014 Notes on June 1, 2021, we received approximately 1,250,000 shares of our common stock from the counterparties under the Note Hedges, which offset the dilution resulting from the stock settlement of the conversion premium on the 2014 Notes as the market value per share of our common stock, as measured under the terms of the Note Hedges, was greater than the strike price of the Note Hedges.

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

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the terms of the Warrants were adjusted to provide the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants began to expire incrementally on August 30, 2021 and will continue to expire incrementally on a series of expiration dates through January 21, 2022. We expect that at each expiration date the Warrants will be exercised if the market price per share of our common stock exceeds the strike price of the Warrants, and we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants have a dilutive effect on net income per share to the extent that the average market value of our common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants. As of October 31, 2021, no Warrants had been exercised, 4,340,000 Warrants had expired, and 5,525,000 Warrants remained outstanding. From November 1, 2021 through December 3, 2021, we issued 20,852 shares of common stock as part of the cashless exercise of approximately 1,776,000 Warrants.

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

The 2017 Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at October 31, 2021 and January 31, 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

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

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the nine months ended October 31, 2021. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.

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

As of October 31, 2021, the interest rate on the 2017 Term Loan was 2.08%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.28% at October 31, 2021. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.

For borrowings under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). In addition, under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio.

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

At the time of the 2021 Amendment, there were $1.3 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility, of which $0.8 million were associated with commitments under the 2017 Revolving Credit Facility provided by lenders that are continuing to provide commitments under the 2021 Revolving Credit Facility and therefore continued to be deferred, and which are now being amortized over the term of the 2021 Revolving Credit Facility. The remaining $0.5 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility were written off and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the nine months ended October 31, 2021. We incurred $1.5 million of debt modification costs related to the 2021 Amendment, all of which are associated with the 2021 Revolving Credit Facility, which have been deferred and are being amortized along with the previously deferred debt issuance costs over the term of the 2021 Revolving Credit Facility.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, the 2014 Notes, and on borrowings under our 2017 Credit Agreement, for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$—	$442	$—
Amortization of deferred debt issuance costs	436	—	978	—
Total Interest Expense - 2021 Notes	$633	$—	$1,420	$—

2014 Notes:
Interest expense at 1.50% coupon rate	$—	$1,450	$1,933	$4,436
Amortization of debt discount	—	3,220	—	9,620
Amortization of deferred debt issuance costs	—	303	522	907
Total Interest Expense - 2014 Notes	$—	$4,973	$2,455	$14,963

Borrowings under 2017 Credit Agreement:
Interest expense at contractual rates	$533	$2,790	$2,830	$10,766
Impact of interest rate swap reclassified from accumulated other comprehensive loss	—	1,356	1,014	3,068
Amortization of debt discounts	5	18	13	55
Amortization of deferred debt issuance costs	218	497	713	1,327
Total Interest Expense - Borrowings under 2017 Credit Agreement	$756	$4,661	$4,570	$15,216

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap (as defined in Note 14, “Derivative Financial Instruments”) prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our condensed consolidated statement of operations for the nine months ended October 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of October 31, 2021.

Please refer to Note 14, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

9.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2021 and January 31, 2021:

	October 31,	January 31,
(in thousands)	2021	2021
Raw materials	$2,265	$2,768
Work-in-process	286	26
Finished goods	3,209	2,747
Total inventories	$5,760	$5,541

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Foreign currency losses, net	$(687)	$(1,456)	$(1,691)	$(1,303)
Losses on derivative financial instruments, net	—	(949)	(14,374)	(812)
Change in fair value of future tranche right	—	(9,224)	15,810	(22,834)
Other, net	270	(41)	4,044	(1,297)
Other (expense) income, net	$(417)	$(11,670)	$3,789	$(26,246)

Please refer to Note 10, “Convertible Preferred Stock” and Note 13, “Fair Value Measurements” for additional information regarding the future tranche right.

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2021 and 2020:

	Nine Months Ended October 31,
(in thousands)	2021	2020
Cash paid for interest	$9,150	$18,116
Cash payments of income taxes, net	$37,371	$18,133
Cash payments for operating leases	$14,854	$15,478
Non-cash investing and financing transactions:
Finance leases of property and equipment	$4,276	$841
Liabilities for contingent consideration in business combinations	$900	$—
Accrued but unpaid purchases of property and equipment	$479	$1,055
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$36,962	$—
Retirement of treasury stock	$234,997	$—
Settlement of convertible note premium with common stock	$59,131	$—
Receipt of common stock from the counterparties under the Note Hedges	$59,651	$—

10.    CONVERTIBLE PREFERRED STOCK

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

For the nine months ended October 31, 2021, we paid $12.9 million of preferred stock dividends, of which $5.2 million was accrued as of January 31, 2021, and there were $6.9 million of cumulative undeclared and unpaid preferred stock dividends at October 31, 2021. There were no dividends paid during the three months ended October 31, 2021, and we had no accrued dividends as of October 31, 2021. We reflected $5.2 million and $13.7 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net income attributable to Verint Systems Inc. common shares, for the three and nine months ended October 31, 2021, respectively. There were $2.7 million and $5.2 million of preferred stock dividends recorded in our condensed consolidated results of operations for the three and nine months ended October 31, 2020.

Conversion

The Series A Preferred Stock was convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the date of the Investment Agreement. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of October 31, 2021, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 12.8%.

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

At any time after the 102-month anniversary of the Applicable Closing Date or upon the occurrence of a change of control triggering event (as defined in the Certificates of Designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheet as of October 31, 2021, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of October 31, 2021, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Applicable Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference, at October 31, 2021 plus accrued and unpaid dividends. As of October 31, 2021, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock were $3.5 million and $3.5 million, respectively.

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

Immediately prior to the issuance of the Series B Preferred Stock the Future Tranche Right was remeasured to fair value and as a result we recorded a non-cash benefit of $15.8 million related to the change in fair value of the Future Tranche Right for the three months ended April 30, 2021, within other income (expense), net. Upon the issuance of the Series B Preferred Stock in April 2021, the Future Tranche Right was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. This resulted in a $237.0 million carrying value, before direct and incremental issuance costs, for the Series B Preferred Stock. As a result of the issuance of the Series B Preferred Stock, we no longer recognize changes in the fair value of the Future Tranche Right in our condensed consolidated statements of operations. For the three and nine months ended October 31, 2020, we recognized non-cash charges of $9.2 million and $22.8 million, respectively, within other (expense) income, net in the condensed consolidated statement of operations for the change in the fair value of the Future Tranche Right. Please refer to Note 13, “Fair Value Measurements” for additional information regarding valuations of the Future Tranche Right.

11.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the nine months ended October 31, 2021 and 2020. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

On March 31, 2021, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the three months ended April 30, 2021, we repurchased 1,600,000 shares of our common stock at a cost of $75.4 million under this program. There have been no repurchases under this program subsequent to April 30, 2021, and no further repurchases are expected under this program for the year ending January 31, 2022.

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Repurchases are expected to be financed with available cash in the United States or through borrowing from the 2021 Revolving Credit Facility, subject to compliance with applicable laws, rules and regulations. Please refer to Note 17, “Subsequent Event”, for more information regarding this stock repurchase program.

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

During the nine months ended October 31, 2021, we repurchased approximately 1,613,000 shares of our common stock for a cost of $75.9 million, which includes $75.4 million of share repurchases under the 2021 share repurchase program described above, and other repurchases to facilitate income tax withholding upon vesting of equity awards. On March 30, 2021, our board of directors approved the retirement of such repurchased shares of common stock and any other shares held as treasury stock, at management’s discretion. During the nine months ended October 31, 2021, we retired 1,058,300 shares of our common stock with a cost of $49.6 million that had been repurchased under the 2021 share repurchase program described above, as well as all of our common stock held as treasury stock, which totaled 5,000,738 shares, and restored them to the status of authorized and unissued shares. The aggregate cost of the treasury stock retired was $235.0 million, which was recorded as a reduction of common stock and additional paid-in capital.

During the nine months ended October 31, 2020, we repurchased approximately 613,000 shares of our common stock for a cost of $34.0 million under the 2019 share repurchase program described above.

At January 31, 2021, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of October 31, 2021, Apax’s ownership in us on an as-converted basis was approximately 12.8%. Please refer to Note 10, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes to our accumulated other comprehensive income (loss) by component for the nine months ended October 31, 2021:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2021	$634	$(13,031)	$(124,481)	$(136,878)
Distribution of Cognyte Software Ltd.	(559)	—	17,682	17,123
Other comprehensive income (loss) before reclassifications	180	—	(2,843)	(2,663)
Amounts reclassified out of accumulated other comprehensive income (loss)	136	(1,014)	—	(878)
Amounts reclassified upon partial early retirement of the 2017 Term Loan	—	(12,017)	—	(12,017)
Net other comprehensive (loss) income	(515)	13,031	14,839	27,355
Accumulated other comprehensive income (loss) at October 31, 2021	$119	$—	$(109,642)	$(109,523)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our consolidated statement of operations for the nine months ended October 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of October 31, 2021. Please refer to Note 14, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of operations, with presentation location, for the three and nine months ended October 31, 2021 and 2020 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$—	$—	$1	$—	Cost of recurring revenue
	5	—	18	—	Cost of nonrecurring revenue
	28	28	100	28	Research and development, net
	14	—	45	—	Selling, general and administrative
	47	28	164	28	Total, before income taxes
	(7)	(4)	(28)	(4)	Provision for income taxes
	$40	$24	$136	$24	Total, net of income taxes

Interest rate swap agreement	$—	$(1,356)	$(1,014)	$(3,067)	Interest expense
	—	—	(15,655)	—	Other income (expense), net
	—	(1,356)	(16,669)	(3,067)	Total, before income taxes
	—	294	3,638	666	Benefit from income taxes
	$—	$(1,062)	$(13,031)	$(2,401)	Total, net of income taxes

12.   INCOME TAXES

Our interim (benefit from) provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2021, we recorded an income tax provision of $9.3 million on pretax income of $22.9 million, which represented an effective income tax rate of 40.9%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign income, partially offset by lower statutory rates in certain foreign jurisdictions.

For the three months ended October 31, 2020, we recorded an income tax provision of $1.1 million on a pretax loss of $1.0 million, which represented a negative effective income tax rate of 106.6%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, and a change in the fair value of the Future Tranche Right associated with the Series A Preferred stock, offset by lower statutory rates in several foreign jurisdictions.

For the nine months ended October 31, 2021, we recorded an income tax provision of $13.5 million on pre-tax income of $33.4 million, which represented an effective income tax rate of 40.4%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign income and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock and by lower statutory rates in certain foreign jurisdictions.

For the nine months ended October 31, 2020, we recorded an income tax provision of $9.8 million on a pre-tax loss of $16.1 million, which represented a negative effective income tax rate of 60.7%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions and the favorable impact of recently issued regulations.

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

We had unrecognized income tax benefits of $85.8 million and $84.8 million (excluding interest and penalties) as of October 31, 2021 and January 31, 2021, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $3.2 million and $3.0 million at October 31, 2021 and January 31, 2021, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at October 31, 2021 could decrease by approximately $1.6 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made. See Note 2, “Discontinued Operations” for discussion related to the Tax Matters agreement entered into between and us and Cognyte as result of the Spin-Off.

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

13.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2021 and January 31, 2021:

	October 31, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,029	$—	$—
Foreign currency forward contracts	—	143	—
Contingent consideration receivable	—	—	329
Total assets	$147,029	$143	$329
Liabilities:
Foreign currency forward contracts	$—	$3	$—
Contingent consideration - business combinations	—	—	7,615
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	4,000
Total liabilities	$—	$3	$11,615

	January 31, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,090	$—	$—
Foreign currency forward contracts	—	136	—
Contingent consideration receivable	—	—	565
Total assets	$342,090	$136	$565
Liabilities:
Foreign currency forward contracts	$—	$48	$—
Interest rate swap agreements	—	17,881	—
Future tranche right	—	—	52,772
Contingent consideration - business combinations	—	—	15,704
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,250
Total liabilities	$—	$17,929	$71,726

We evaluated the Future Tranche Right associated with the Series A Preferred Stock issued on May 7, 2020 and determined that the Future Tranche Right was a freestanding financial instrument. The Future Tranche Right was initially recorded as an asset and was re-measured at each reporting period until the redemption feature was exercised in connection with the sale and issuance of the Series B Preferred Stock on April 6, 2021. Immediately prior to the issuance of the Series B Preferred Stock the Future Tranche Right was remeasured to fair value with the change in fair value recognized as a component of other income (expense). Upon the issuance of the Series B Preferred Stock, the Future Tranche Right liability was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. Please refer to Note 10, “Convertible Preferred Stock” for additional information regarding the Future Tranche Right and preferred stock investment.

The following table presents the changes in the estimated fair value of the Future Tranche Right measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2021 and 2020.

	Nine Months Ended October 31,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$(52,772)	$—
Fair value of future tranche right upon issuance of the Series A Preferred Stock	—	3,374
Change in fair value, recorded in other income (expense), net	15,810	(22,834)
Reclassification of future tranche right liability upon settlement	36,962	—
Fair value measurement at end of period	$—	$(19,460)

In January 2020, we completed the sale of an insignificant subsidiary. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet. The estimated fair value of this asset as of October 31, 2021, which is measured using Level 3 inputs, was $0.3 million. We received payments of $0.2 million, and the change in the estimated fair value of this contingent receivable was not material, during the nine months ended October 31, 2021. The estimated fair value of this asset as of October 31, 2020 was $0.6 million. We received payments of $0.1 million, and the change in the estimated fair value of this contingent receivable was not material, during the nine months ended October 31, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2021 and 2020:

	Nine Months Ended October 31,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$15,704	$31,367
Contingent consideration liabilities recorded for business combinations	900	—
Changes in fair values, recorded in operating expenses	669	(2,847)
Payments of contingent consideration	(9,560)	(13,980)
Foreign currency translation and other	(98)	188
Fair value measurement at end of period	$7,615	$14,728

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We currently expect to exercise the option to acquire the noncontrolling interests prior to its expiration on January 31, 2022. As of October 31, 2021, we included the fair value of the option within accrued expenses and other current liabilities and did not recognize noncontrolling interests in these subsidiaries. As of January 31, 2021, we included the fair value of the option within other liabilities on our condensed consolidated balance sheet. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the nine months ended October 31, 2021 and 2020:

	Nine Months Ended October 31,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$3,250	$2,900
Change in fair value, recorded in operating expenses	750	300
Fair value measurement at end of period	$4,000	$3,200

On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our consolidated statement of operations for the nine months ended October 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of October 31, 2021. Please refer to Note 14, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2021 and 2020.

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

Significant inputs and assumptions used in the valuation model immediately prior to the settlement date, April 6, 2021, and as of the issuance date, May 7, 2020, are as follows:

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

Contingent Consideration Assets and Liabilities - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.5% to 2.6%, with a weighted average discount rate of 2.5%, in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2021. We utilized discount rates ranging from 3.3% to 3.8%, with a weighted average discount rate of 3.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2021. We utilized discount rates ranging from 2.4% to 3.0%, with a weighted average discount rate of 2.7%, in our calculation of the estimated fair value of our contingent consideration asset as of October 31, 2021. We utilized discount rates ranging from 3.3% to 4.0%, with a weighted average discount rate of 3.7% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2021.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 9.0% and 8.5% in our calculations of the estimated fair value of the option as of October 31, 2021 and January 31, 2021, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were approximately $100 million and $409 million at October 31, 2021 and January 31, 2021, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of October 31, 2021 and January 31, 2021 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair value of our 2014 Notes, which matured in June 2021, was approximately $440 million at January 31, 2021. The estimated fair value of our 2021 Notes was approximately $313 million at October 31, 2021. The estimated fair values of the 2014 Notes and 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2014 Notes and 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of October 31, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million, of which $4.4 million was remeasured to fair value based on an observable transaction during the nine months ended October 31, 2021. These investments are included within other assets on the condensed consolidated balance sheets. An unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the condensed consolidated statement of operations for the nine months ended October 31, 2021. As of January 31, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $2.0 million. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2021. We did not recognize any impairments during the three and nine months ended October 31, 2021 and 2020.

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

We held outstanding foreign currency forward contracts with notional amounts of $7.2 million and $6.6 million as of October 31, 2021 and January 31, 2021, respectively.

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

On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap agreement prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense) to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the nine months ended October 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of October 31, 2021.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2021	2021
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$143	$136
Total derivative assets		$143	$136

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$3	$47
Not designated as hedging instruments	Accrued expenses and other current liabilities	—	1
Interest rate swap agreement:
Not designated as a hedging instrument	Accrued expenses and other current liabilities	—	4,316
Not designated as a hedging instrument	Other liabilities	—	13,565
Total derivative liabilities		$3	$17,929

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and nine months ended October 31, 2021 and 2020 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$153	$47	$215	$55
Interest rate swap agreement	—	—	—	(7,535)
	$153	$47	$215	$(7,480)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$47	$28	$164	$28
Interest rate swap agreement	—	(1,356)	(16,669)	(3,067)
	$47	$(1,328)	$(16,505)	$(3,039)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 11, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized gains recorded in our accumulated other comprehensive loss at October 31, 2021 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2021 and 2020 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2021	2020	2021	2020
Interest rate swap agreement	Other expense, net	$—	$(949)	$(14,374)	$(812)

15.    STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue - recurring	$540	$584	$1,531	$1,321
Cost of revenue - nonrecurring	690	1,169	2,387	2,126
Research and development, net	1,949	1,241	5,749	3,910
Selling, general and administrative	13,416	12,535	41,422	32,179
Total stock-based compensation expense	$16,595	$15,529	$51,089	$39,536

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Restricted stock units and restricted stock awards	$14,386	$11,777	$44,623	$33,073
Stock bonus program and bonus share program	2,203	3,748	6,455	6,460
Total equity-settled awards	16,589	15,525	51,078	39,533
Phantom stock units (cash-settled awards)	6	4	11	3
Total stock-based compensation expense	$16,595	$15,529	$51,089	$39,536

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the nine months ended October 31, 2021 and 2020:

	Nine Months Ended October 31,
	2021		2020
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,950	$35.97	1,879	$52.96
Granted	1,503	$48.00	1,399	$46.82
Released	(1,576)	$34.87	(1,109)	$47.53
Forfeited	(185)	$39.43	(159)	$53.17
Ending balance	2,692	$43.10	2,010	$51.67

The beginning balance of the outstanding shares for the nine months ended October 31, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The related weighted-average grant date fair value for the beginning outstanding shares reflects the adjusted fair value of the awards on the Spin-Off Date. The adjusted shares preserve the same terms and conditions and vesting schedules as the original awards.

The beginning balance of the shares and the respective weighted-average grant date fair values for the nine months ended October 31, 2020 reflect the shares and fair values on the original date of grant without adjustment.

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

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2021, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the nine months ended October 31, 2021 and 2020 (these amounts are already included in the Award Activity Table above for 2021 and 2020):

	Nine Months Ended October 31,
(in thousands)	2021	2020
Beginning balance	635	423
Granted	213	297
Released	(274)	(182)
Forfeited	(24)	(27)
Ending balance	550	511

Consistent with the table above, the beginning balance of the outstanding shares for the nine months ended October 31, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The beginning balance of the outstanding shares of the nine months ended October 31, 2020 reflects the number of shares on the date of grant without adjustment.

Excluding PSUs, we granted 1,290,000 RSUs during the nine months ended October 31, 2021.

As of October 31, 2021, there was approximately $79.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

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

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 300,000 shares of common stock under the bonus share program, reduced by any shares issued under the stock bonus program in respect of the same performance period. However, the program was not used, and no shares were issued in respect of the performance period ended January 31, 2021.

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

The combined accrued liabilities for the stock bonus program and the bonus share program was $6.4 million at October 31, 2021. As noted above, no awards were made under the stock bonus program or the bonus share program for the performance period ended January 31, 2021 and bonuses for such period were paid in cash.

16.   COMMITMENTS AND CONTINGENCIES

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

17.   SUBSEQUENT EVENT

Stock Repurchase Program

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Repurchases are expected to be financed with available cash in the United States or through borrowing from the 2021 Revolving Credit Facility, subject to compliance with applicable laws, rules and regulations. We may utilize a number of different methods to effect the repurchases, including open market purchases, which may include, without limitation, round lot or block transactions, including through one or more accelerated stock repurchase plans or pursuant to the terms of one or more repurchase plans in accordance with Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash available in the U.S. and other potential uses of cash. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock.

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

We incurred cumulative transaction costs of $53.0 million prior to the completion of the Spin-Off, of which $13.8 million and $27.9 million is reflected in our condensed consolidated statement of operations within discontinued operations for the three and nine months ended October 31, 2020, respectively. Transaction costs primarily consisted of costs incurred for the establishment of separate information systems for each company, along with related information technology costs, third-party advisory, consulting, legal and professional services, as well as other items that were incremental and one-time in nature that related to the Spin-Off.

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

The historical results of operations and financial positions of Cognyte are reported as discontinued operations in our condensed consolidated financial statements. For further information on discontinued operations, see Note 2, “Discontinued Operations”, to the condensed consolidated financial statements in Part I, Item 1 of this report. Pursuant to the Spin-Off of the Cognyte Business, we now operate in a single reportable segment, which is described in the “Our Business” section below.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. This pandemic has caused significant economic disruption and uncertainty and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Our customers, partners, and vendors, have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format. During the first half of the year ended January 31, 2021, we also implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to our stock repurchases, and reducing workforce-related costs. During the first half of the year ended January 31, 2021, our revenue was adversely impacted by delays and reduced spending attributed to the impact of the pandemic on our customers’ operational priorities and as a result of cost containment measures they had implemented. We saw a reduction or delay in certain large customer contracts, particularly on-premises arrangements, and limitations on access to the facilities of our customers also impacted our ability to deliver some of our products and complete certain implementations, negatively impacting our ability to recognize revenue.

We saw an improvement in the business environment during the second half of the year ended January 31, 2021, which has continued to date into the year ending January 31, 2022. During the nine months ended October 31, 2021, we continued to experience solid demand for our cloud solutions as our customers have accelerated the digitization of their customer interactions and internal operations due to the pandemic. This ongoing shift to a digital-first world has increased the importance and relevance of our solutions. Based on the improved business environment and our financial performance, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve. Any such renewed cost controls may have an adverse impact on us, particularly if they remain in place for an extended period. As the pandemic has evolved, we have also adapted our pandemic response on a localized basis based on the prevailing conditions in each country in which we and our customers, partners, or vendors operate. We expect to incur additional costs to the extent we further resume business-related travel and our employees return to our office locations, the timing and extent of which remains undetermined at this time. However, we anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of vaccines and the spread of new variants of the virus. As a result, we continue to evaluate our real estate needs to determine where we can exit, consolidate, or otherwise optimize our use of office space throughout the company. During the nine months ended October 31, 2021, we decided to exit certain leased offices, which resulted in the recognition of accelerated lease expense and other asset impairments of $2.2 million. We will continue to evaluate our real estate footprint to determine where we can exit, consolidate, or modify our office space leases, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices.

Notwithstanding the strong demand for our cloud solutions and the recovery in the business environment, given the uncertainty associated with the pandemic, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited, particularly if the pandemic fails to abate for an extended period of time or worsens.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the nine months ended October 31, 2021. However, we have deferred the timing of employer payroll taxes and accelerated the refund of AMT credits as permitted by the CARES Act. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

On September 9, 2021, the U.S. federal government issued the mandatory vaccination and workplace safety protocols of Executive Order 14042 and subsequent guidance issued thereunder by the Safer Federal Workforce Task Force. This mandate applies broadly to require covered federal contractor employees on covered contracts, those who perform duties in connection with a covered contract, and those working at the same workplace as covered employees, to be fully vaccinated for COVID-19 by a recently-revised deadline of January 4, 2022, except for those that are legally entitled to an accommodation under applicable law. We are party to or perform duties under such contracts. We may similarly be required to flow-down our obligations to certain of our subcontractors and suppliers. The guidance remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the Executive Order and related guidance. As a result, if our understanding of its application to our workforce differs from our federal customers’ interpretation, or many of our covered employees are unwilling to comply with the mandate, we may experience increased costs, business disruptions and attrition as a result of the mandate. Additionally, we may be subject to potential breach of contract claims, loss of business and assessment of fines if we or our affected subcontractors and suppliers are not able to fully comply in the time frame provided or if such subcontractors and suppliers choose to terminate their contract rather than comply.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2021, except to the extent such policies or estimates related solely to the Cognyte Business or were no longer relevant as a result of the Spin-Off.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$224,820	$215,222	$640,341	$605,167
Operating income	$24,668	$20,057	$40,647	$39,589
Net income (loss) from continuing operations attributable to Verint Systems Inc. common shares	$8,037	$(5,068)	$5,314	$(31,907)
Net income (loss) from continuing operations per common share attributable to Verint Systems Inc.:
Basic	$0.12	$(0.08)	$0.08	$(0.49)
Diluted	$0.12	$(0.08)	$0.08	$(0.48)

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Our revenue increased approximately $9.6 million, or 4%, to $224.8 million in the three months ended October 31, 2021 from $215.2 million in the three months ended October 31, 2020. The increase consisted of an $8.6 million increase in recurring revenue and a $1.0 million increase in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 70%, 20%, and 10%, respectively, in each of the three month periods ended October 31, 2021 and October 31, 2020. Further details of changes in revenue are provided below.

We reported operating income of $24.7 million in the three months ended October 31, 2021 compared to operating income of $20.1 million in the three months ended October 31, 2020. The increase in operating income was primarily due to an $11.3 million increase in gross profit, from $141.4 million to $152.7 million, partially offset by a $6.8 million increase in operating expenses, from $121.3 million to $128.1 million. The increase in operating expenses consisted of a $9.6 million increase in selling, general and administrative expenses, partially offset by a $2.3 million decrease in net research and development expenses and a $0.5 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income from continuing operations attributable to Verint Systems Inc. common shares was $8.0 million, and diluted net income per common share was $0.12, in the three months ended October 31, 2021 compared to a net loss from continuing operations attributable to Verint Systems Inc. common shares of $5.1 million, and diluted net loss per common share of $0.08, in the three months ended October 31, 2020. The increase in net income from continuing operations attributable to Verint

Systems Inc. common shares in the three months ended October 31, 2021 was primarily due to a $19.3 million decrease in total other expense, net and a $4.6 million increase in operating income as described above, partially offset by an $8.3 million increase in provision for income taxes and a $2.5 million increase in dividends on preferred stock. The decrease in total other expense, net was primarily due to the settlement of the Future Tranche Right in April 2021 upon the issuance of the Series B Preferred Stock, lower outstanding borrowings, and a decrease in debt discount amortization costs as a result of our adoption of ASU No. 2020-06. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended October 31, 2021 to average exchange rates for the three months ended October 31, 2020, the U.S. dollar weakened relative to the British pound sterling and the Australian dollar, resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the three months ended October 31, 2021, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2020, our revenue would have been approximately $1.4 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $2.3 million lower, which would have resulted in a $0.9 million increase in our operating income.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Our revenue increased approximately $35.1 million, or 6%, to $640.3 million in the nine months ended October 31, 2021 from $605.2 million in the nine months ended October 31, 2020. The increase consisted of a $40.8 million increase in recurring revenue, partially offset by a $5.7 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC regions represented approximately 68%, 21%, and 11% of our total revenue, respectively, in the nine months ended October 31, 2021, compared to approximately 69%, 20%, and 11%, respectively, in the nine months ended October 31, 2020. Further details of changes in revenue are provided below.

We reported operating income of $40.6 million in the nine months ended October 31, 2021, compared to operating income of $39.6 million in the nine months ended October 31, 2020. The increase in operating income was primarily due to a $29.9 million increase in gross profit, from $393.5 million to $423.4 million, partially offset by a $28.8 million increase in operating expenses, from $353.9 million to $382.7 million. The increase in operating expenses consisted of a $34.1 million increase in selling, general and administrative expenses, partially offset by a $3.9 million decrease in net research and development expenses and a $1.4 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income from continuing operations attributable to Verint Systems Inc. common shares was $5.3 million, and diluted net income per common share was $0.08, in the nine months ended October 31, 2021 compared to a net loss from continuing operations attributable to Verint Systems Inc. common shares of $31.9 million, and diluted net loss per common share of $0.48, in the nine months ended October 31, 2020. The increase in net income from continuing operations attributable to Verint Systems Inc. common shares in the nine months ended October 31, 2021 was primarily due to a $48.4 million decrease in total other expense, net, and a $1.0 million increase in operating income as described above, partially offset by an $8.6 million increase in dividends on preferred stock and a $3.7 million increase in provision for income taxes. The decrease in total other expense, net was primarily due to a non-cash gain recognized on the final remeasurement of the Future Tranche Right immediately prior to settlement upon the issuance of the Series B Preferred Stock in April 2021, lower outstanding borrowings, and a decrease in debt discount amortization costs as a result of our adoption of ASU No. 2020-06, partially offset by losses on derivatives due to the partial early retirement of the 2017 Term Loan. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the nine months ended October 31, 2021 to average exchange rates for the nine months ended October 31, 2020, the U.S. dollar weakened relative to the British pound sterling, the Australian dollar and the euro, resulting in an overall increase in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the nine months ended October 31, 2021, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2020, our revenue would have been approximately $10.3 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $12.3 million lower, which would have resulted in a $2.0 million increase in our operating income.

As of October 31, 2021, we employed approximately 4,400 professionals, including part-time employees and certain contractors, as compared to approximately 4,200 at October 31, 2020.

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

The following table sets forth revenue by category for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Recurring revenue
Bundled SaaS revenue	$48,390	$37,406	29%	$130,639	$106,617	23%
Unbundled SaaS revenue	33,713	21,577	56%	91,440	41,483	120%
Optional managed services revenue	16,358	14,884	10%	49,688	43,344	15%
Total cloud revenue	98,461	73,867	33%	271,767	191,444	42%
Support revenue	60,350	76,366	(21)%	187,675	227,126	(17)%
Total recurring revenue	158,811	150,233	6%	459,442	418,570	10%
Nonrecurring revenue
Perpetual revenue	40,436	35,461	14%	102,108	99,815	2%
Professional services revenue	25,573	29,528	(13)%	78,791	86,782	(9)%
Total nonrecurring revenue	66,009	64,989	2%	180,899	186,597	(3)%
Total revenue	$224,820	$215,222	4%	$640,341	$605,167	6%

Recurring Revenue

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Recurring revenue increased approximately $8.6 million, or 6%, from $150.2 million in the three months ended October 31, 2020 to $158.8 million in the three months ended October 31, 2021. The increase consisted of a $24.6 million increase in cloud revenue, partially offset by a $16.0 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from support conversion transactions and new cloud deployments, and an increase in bundled SaaS and optional managed services as we continue to see positive demand from customers across our portfolio of cloud-based solutions and services. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud solutions.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Recurring revenue increased approximately $40.8 million, or 10%, from $418.6 million in the nine months ended October 31, 2020 to $459.4 million in the nine months ended October 31, 2021. The increase consisted of an $80.3 million increase in cloud revenue, partially offset by a $39.5 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from support conversion transactions and new cloud deployments, and an increase in bundled SaaS and optional managed services as we continue to see positive demand from customers across our portfolio for cloud-based solutions and services. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions.

Nonrecurring Revenue

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Nonrecurring revenue increased approximately $1.0 million, or 2%, from $65.0 million in the three months ended October 31, 2020 to $66.0 million in the three months ended October 31, 2021. The increase consisted of a $5.0 million increase in perpetual revenue, partially offset by a $4.0 million decrease in professional services revenue. The increase in perpetual revenue was primarily due to the recognition of several large license arrangements executed during the three months ended October 31, 2021 that had been delayed due to the pandemic. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. Our nonrecurring revenue can fluctuate from period to period, as some large contracts can represent a significant share of our nonrecurring revenue for a given period.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Nonrecurring revenue decreased approximately $5.7 million, or 3%, from $186.6 million in the nine months ended October 31, 2020 to $180.9 million in the nine months ended October 31, 2021. The decrease consisted of an $8.0 million decrease in professional services revenue, partially offset by a $2.3 million increase in perpetual revenue. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. The increase in perpetual revenue was primarily due to the recognition of several large license arrangements executed during the nine months ended October 31, 2021 that had been delayed due to the pandemic.

Cost of Revenue

The following table sets forth cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Cost of recurring revenue	$36,811	$35,388	4%	$112,523	$103,252	9%
Cost of nonrecurring revenue	30,524	34,440	(11)%	90,909	95,835	(5)%
Amortization of acquired technology	4,749	4,044	17%	13,559	12,589	8%
Total cost of revenue	$72,084	$73,872	(2)%	$216,991	$211,676	3%

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

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Cost of recurring revenue increased approximately $1.4 million, or 4%, from $35.4 million in the three months ended October 31, 2020 to $36.8 million in the three months ended October 31, 2021. The increase was primarily due to an increase in data center and cloud costs associated with the increase in cloud revenue, and an increase in employee compensation and general overhead costs due to an increase in headcount, partially offset by a decrease in contractor expenses. Our recurring revenue gross margins increased from 76% in the three months ended October 31, 2020 to 77% in the three months ended October 31, 2021, primarily due to recurring revenue increasing at a faster rate than recurring costs.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Cost of recurring revenue increased approximately $9.2 million, or 9%, from $103.3 million in the nine months ended October 31, 2020 to $112.5 million in the nine months ended October 31, 2021. The increase was primarily due to an increase in employee compensation, general overhead costs, and contractor costs compared to the prior year period during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, as well as an increase in headcount, and an increase in data center and cloud costs associated with the increase in cloud revenue. Our recurring revenue gross margins increased from 75% in the nine months ended October 31, 2020 to 76% in the nine months ended October 31, 2021, primarily due to recurring revenue increasing at a faster rate than recurring costs.

We expect our cost of recurring revenue to continue to increase as we continue to invest in our cloud operations to support our growing cloud customer base and improve the security of our solutions.

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

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Cost of nonrecurring revenue decreased approximately $3.9 million, or 11%, from $34.4 million in the three months ended October 31, 2020 to $30.5 million in the three months ended October 31, 2021. The decrease was primarily driven by a decrease in general overhead expenses as a result of the Spin-Off, and a decrease in employee compensation and related expenses and stock-based compensation expense, due to a decrease in headcount supporting nonrecurring revenue offerings. Our nonrecurring gross margins increased from 47% in the three months ended October 31, 2020 to 54% in the three months ended October 31, 2021, primarily due to a favorable offering mix and a decrease in nonrecurring costs.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Cost of nonrecurring revenue decreased approximately $4.9 million, or 5%, from $95.8 million in the nine months ended October 31, 2020 to $90.9 million in the nine months ended October 31, 2021. The decrease was primarily driven by a decrease in general overhead expenses as a result of the Spin-Off, a decrease in employee compensation and related expenses due to a decrease in headcount supporting nonrecurring revenue offerings, and lower contractor costs. Our nonrecurring gross margins increased from 49% in the nine months ended October 31, 2020 to 50% in the nine months ended October 31, 2021, primarily due to a favorable offering mix and a decrease in nonrecurring costs.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Amortization of acquired technology increased approximately $0.7 million, or 17%, from $4.0 million in the three months ended October 31, 2020 to $4.7 million in the three months ended October 31, 2021. The increase was attributable to amortization expense of acquired technology intangible assets associated with recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Amortization of acquired technology increased approximately $1.0 million, or 8%, from $12.6 million in the nine months ended October 31, 2020 to $13.6 million in the nine months ended October 31, 2021. The increase was attributable to amortization expense of acquired technology intangible assets associated with recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 6, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Research and development, net	$31,029	$33,293	(7)%	$91,969	$95,853	(4)%

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Research and development, net (“R&D”) decreased approximately $2.3 million, or 7%, from $33.3 million in the three months ended October 31, 2020 to $31.0 million in the three months ended October 31, 2021. This decrease was primarily attributable to a $4.3 million decrease in indirect R&D shared support services and facility expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off, a $1.0 million increase in capitalized software development costs, and a $0.9 million decrease in general overhead costs, partially offset by a $2.2 million increase in contractor costs and a $1.8 million increase in employee compensation and related expenses due to increased investment in R&D headcount.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. R&D decreased approximately $3.9 million, or 4%, from $95.9 million in the nine months ended October 31, 2020 to $92.0 million in the nine months ended October 31, 2021. This decrease was primarily attributable to a $12.7 million decrease in indirect R&D shared support services and facility expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off and a $2.3 million decrease in general overhead costs, partially offset by a $5.2 million increase in employee compensation and related expenses compared to the prior year period during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, and an increased investment in R&D headcount, a $4.3 million increase in contractor costs, and a $1.8 million increase in stock based compensation due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, additional performance based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure.

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

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Selling, general and administrative	$89,778	$80,167	12%	$268,800	$234,733	15%

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Selling, general and administrative (“SG&A”) expenses increased approximately $9.6 million, or 12%, from $80.2 million in the three months ended October 31, 2020 to $89.8 million in the three months ended October 31, 2021. This increase was primarily due an increase of $6.5 million in employee compensation and related expenses and an increase of $1.7 million in contractor costs compared to the prior year due to an increase in headcount, a $1.7 million increase in stock-based compensation expense due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, a $1.2 million increase in general overhead costs due to an increase in headcount, a $0.8 million increase in professional service fees primarily related to recent business combinations, and $0.6 million of one-time nonrecurring operational costs incurred during the current period related to the Spin-Off, in that they are only necessary because of the Spin-Off, but they are not transactional-type costs. These increases in SG&A expenses were partially offset by a $3.3 million decrease in indirect SG&A shared support services and facilities expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off and a $0.8 million reduction of facilities costs primarily due to the early termination and non-renewal of certain office leases. SG&A expenses were also impacted by a $0.4 million increase due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.4 million in the three months ended October 31, 2020 to an insignificant amount during the three months ended October 31, 2021, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. SG&A expenses increased approximately $34.1 million, or 15%, from $234.7 million in the nine months ended October 31, 2020 to $268.8 million in the nine months ended October 31, 2021. This increase was primarily due to an increase of $15.2 million in employee compensation and related expenses and a $4.4 million increase in contractor costs compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, a $11.5 million increase in stock-based compensation expense due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current period, additional performance based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure, a $4.3 million increase in professional service fees primarily related to recent business combinations, a $2.6 million increase in marketing related expenses, $2.1 million of one-time nonrecurring operational costs incurred during the current period related to the Spin-Off, in that they are only necessary because of the Spin-Off, but they are not transactional-type costs, and the absence of a $1.3 million insurance recovery received in the prior year related to a shareholder proxy contest. These increases in SG&A expenses were partially offset by a $9.9 million decrease in indirect SG&A shared support services and facilities expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off and a $1.6 million decrease in travel related expenses due to cost reduction initiatives we implemented in response to the COVID-19 pandemic. SG&A expenses were also impacted by a $3.5 million increase due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $2.8 million in the nine months ended October 31, 2020 to a net charge of $0.7 million during the nine months ended October 31, 2021, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

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

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Amortization of other acquired intangible assets	$7,261	$7,833	(7)%	$21,934	$23,316	(6)%

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Amortization of other acquired intangible assets decreased approximately $0.5 million, or 7%, from $7.8 million in the three months ended October 31, 2020 to $7.3 million in the three months ended October 31, 2021. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Amortization of other acquired intangible assets decreased approximately $1.4 million, or 6%, from $23.3 million in the nine months ended October 31, 2020 to $21.9 million in the nine months ended October 31, 2021. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 6, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Interest income	$101	$314	(68)%	$147	$1,217	(88)%
Interest expense	(1,502)	(9,718)	(85)%	(8,720)	(30,530)	(71)%
Losses on early retirements of debt	—	—	*	(2,474)	(143)	*
Other (expense) income:
Foreign currency losses, net	(687)	(1,456)	(53)%	(1,691)	(1,303)	30%
Losses on derivatives	—	(949)	(100)%	(14,374)	(812)	*
Fair value change of future tranche right	—	(9,224)	(100)%	15,810	(22,834)	*
Other, net	270	(41)	*	4,044	(1,297)	*
Total other (expense) income, net	(417)	(11,670)	(96)%	3,789	(26,246)	*
Total other expense, net	$(1,818)	$(21,074)	(91)%	$(7,258)	$(55,702)	(87)%

* Percentage is not meaningful.

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Total other expense, net, decreased by $19.3 million from $21.1 million in the three months ended October 31, 2020 to $1.8 million in the three months ended October 31, 2021.

Interest expense decreased from $9.7 million in the three months ended October 31, 2020 to $1.5 million in the three months ended October 31, 2021 due to our 2014 Notes maturing on June 1, 2021 and our early adoption of ASU No. 2020-06 on February 1, 2021. As a result of this adoption, the 2014 Notes were accounted for as a single liability until maturity as the new accounting guidance eliminated the amortization of the debt discount. Prior to February 1, 2021, the carrying amount of the equity component of the 2014 Notes was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt discount costs associated with the 2014 Notes was $3.2 million in the three months ended October 31, 2020. See Note 1, "Description of Business and Summary of Significant Accounting Policies" in our notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the adoption of ASU No. 2020-06. Interest expense also decreased due to lower interest rates on outstanding borrowings as well as lower outstanding borrowings as a result of the partial prepayment of our 2017 Term Loan in conjunction with the issuance of the 2021 Notes and the repayment of all outstanding borrowings under our 2017 Revolving Credit Facility during the three months ended October 31, 2020. Further discussion regarding our 2014 Notes, 2017 Term Loan, 2017 Revolving Credit Facility, and 2021 Notes appears in Note 8, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.7 million of net foreign currency losses in the three months ended October 31, 2021 compared to $1.5 million of net foreign currency losses in the three months ended October 31, 2020. Our foreign currency losses in the current period resulted primarily from fluctuations associated with exchange rate movement of the U.S. dollar against the Brazilian real.

We recorded a non-cash Future Tranche Right revaluation loss of $9.2 million in the three months ended October 31, 2020, primarily due to changes in our stock price during the period. In April 2021, upon the issuance of the Series B Preferred Stock, the Future Tranche Right liability was reclassified to Series B Preferred Stock and no further fair value changes will be recorded. Please refer to Note 10, “Convertible Preferred Stock” and Note 13, “Fair Value Measurements” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Total other expense, net, decreased by $48.4 million from $55.7 million in the nine months ended October 31, 2020 to $7.3 million in the nine months ended October 31, 2021.

Interest expense decreased from $30.5 million in the nine months ended October 31, 2020 to $8.7 million in the nine months ended October 31, 2021 due to lower interest expense related to our 2014 Notes, as a result of the 2014 Notes maturing on June 1, 2021 and our early adoption of ASU No. 2020-06 on February 1, 2021. As a result of this adoption, the 2014 Notes were accounted for as a single liability until maturity as the new accounting guidance eliminated the amortization of the debt discount. Prior to February 1, 2021, the carrying amount of the equity component of the 2014 Notes was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt discount costs associated with the 2014 Notes was $9.6 million in the nine months ended October 31, 2020. Interest expense also decreased due to lower interest rates on outstanding borrowings as well as lower outstanding borrowings as a result of the partial prepayment of our 2017 Term Loan in conjunction with the issuance of the 2021 Notes and the repayment of all outstanding borrowings under our 2017 Revolving Credit Facility during the three months ended October 31, 2020.

During the nine months ended October 31, 2021, we recorded $2.5 million of losses on early retirements of debt, $2.0 million of which was a result of repaying $309.0 million of our 2017 Term Loan. In April 2021, we also amended the 2017 Credit Agreement and refinanced our 2017 Revolving Credit Facility, which otherwise would have matured on June 29, 2022, resulting in the write off of $0.5 million of unamortized deferred debt issuance costs related to certain lenders who will no longer provide commitments under the 2021 Revolving Credit Facility. Further discussion regarding our 2017 Credit Agreement, 2017 Term Loan and 2021 Revolving Credit Facility appears in Note 8, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $1.7 million of net foreign currency losses in the nine months ended October 31, 2021 compared to $1.3 million of net foreign currency losses in the nine months ended October 31, 2020. Our foreign currency losses in the current period resulted primarily from fluctuations associated with exchange rate movement of the U.S. dollar against the British pound sterling, the Australian dollar, and the Brazilian real.

During the nine months ended October 31, 2021, we recorded a $14.4 million loss on our interest rate swap as a result of the partial early retirement of our 2017 Term Loan, with no comparable transaction in the prior period.

During the nine months ended October 31, 2021, we recorded a non-cash Future Tranche Right revaluation gain of $15.8 million compared to a revaluation loss of $22.8 million during nine months ended October 31, 2020. The non-cash gain for the current period relates to the final mark-to-market adjustment of the Future Tranche Right, issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to a decrease in our stock price from January 31, 2021 to immediately prior to the issuance of the Series B Preferred Stock, which decreased the estimated fair value of the Future Tranche Right. Upon the issuance of the Series B Preferred Stock on April 6, 2021, the Future Tranche Right was settled and no further charges (or benefits) will be recorded. The non-cash charge for the prior year period relates to the change in fair value of the Future Tranche Right primarily due to declining credit market interest rates associated with worsened and uncertain economic conditions occurring during the period due to the COVID-19 pandemic.

We recorded $4.0 million of income within other, net in the nine months ended October 31, 2021, primarily due to the recognition of a $3.1 million unrealized gain from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period. During the nine months ended October 31, 2020 we recorded $1.3 million of expenses within other, net primarily due to fees in connection with our second amendment to the 2017 Credit Agreement.

Provision for Income Taxes

The following table sets forth our provision from income taxes for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2021	2020	2021-2020	2021	2020	2021-2020
Provision for income taxes	$9,349	$1,084	*	$13,478	$9,776	38%

Three Months Ended October 31, 2021 compared to Three Months Ended October 31, 2020. Our effective income tax rate was 40.9% for the three months ended October 31, 2021, compared to a negative effective income tax rate of 106.6% for the three months ended October 31, 2020.

For the three months ended October 31, 2021, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign income, partially offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $9.3 million on pretax income of $22.9 million, which represented an effective income tax rate of 40.9%.

For the three months ended October 31, 2020, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $1.1 million on a pretax loss of $1.0 million, which represented a negative effective income tax rate of 106.6%.

Nine Months Ended October 31, 2021 compared to Nine Months Ended October 31, 2020. Our effective income tax rate was 40.4% for the nine months ended October 31, 2021, compared to a negative effective income tax rate of 60.7% for the nine months ended October 31, 2020.

For the nine months ended October 31, 2021, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign income and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $13.5 million on pretax income of $33.4 million, which represented an effective income tax rate of 40.4%.

For the nine months ended October 31, 2020, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities, limitations on certain tax deductions, and a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock, offset by lower statutory rates in several foreign jurisdictions and the favorable impact of recently issued regulations. The result was an income tax provision of $9.8 million on a pretax loss of $16.1 million, which represented a negative effective income tax rate of 60.7%.

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

On December 4, 2019, we announced that an affiliate of Apax Partners would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019, the Apax Investor purchased $200.0 million of our Series A Preferred Stock in an issuance that closed on May 7, 2020, with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock in an issuance that closed on April 6, 2021. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of October 31, 2021, Apax’s ownership in us on an as-converted basis was approximately 12.8%.

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A Preferred Stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of preferred stock. We used the proceeds from the Apax investment to repay outstanding indebtedness, to fund a portion of our stock repurchase programs (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 10, “Convertible Preferred Stock”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $57.2 million of net cash expended for business acquisitions during the nine months ended October 31, 2021. There were no business acquisitions during the year ended January 31, 2021. Please refer to Note 6, “Business Combinations”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations.

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

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $122.2 million and $241.1 million as of October 31, 2021 and January 31, 2021, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.4 million and $0.6 million, at October 31, 2021 and January 31, 2021, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent of the U.S. tax provided on earnings of our foreign subsidiaries as of October 31, 2021, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2021 and January 31, 2021:

	October 31,	January 31,
(in thousands)	2021	2021
Cash and cash equivalents	$307,847	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	6	15
Short-term investments	661	46,300
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$308,514	$631,588
Total debt, including current portions	$406,411	$789,494

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the Preferred Stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and/or stock repurchases including under our new stock repurchase program (subject to the terms of our 2017 Credit Agreement). Further discussion regarding this new stock repurchase program appears in the “Liquidity and Capital Resources Requirements” section below.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2021 and 2020:

	Nine Months Ended October 31,
(in thousands)	2021	2020
Net cash provided by operating activities from continuing operations	$70,249	$121,254
Net cash used in investing activities from continuing operations	(29,140)	(95,125)
Net cash (used in) provided by financing activities from continuing operations	(424,248)	83,950
Effect of foreign currency exchange rate changes on cash and cash equivalents	(29)	(2,093)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	(9,055)	26,149
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(392,223)	$134,135

Our financing activities from continuing operations used $424.2 million of net cash and our investing activities from continuing operations used $29.1 million of net cash during the nine months ended October 31, 2021, which was partially offset by $70.2 million of cash generated from operating activities from continuing operations. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities from continuing operations generated $70.2 million of net cash during the nine months ended October 31, 2021, compared to $121.3 million generated during the nine months ended October 31, 2020. Our operating cash flow in the current period decreased despite a strong year-over-year increase in collections due to lower cash operating costs in the prior year as a result of the COVID-19 pandemic, one-time separation costs and higher income tax payments related to the Spin-Off in the current period, and a greater portion of bonuses being paid in cash compared to the prior year.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities from Continuing Operations

During the nine months ended October 31, 2021, our investing activities from continuing operations used $29.1 million of net cash, including $57.2 million of net cash utilized for business combinations and $17.5 million of payments for property, equipment and capitalized software development costs, partially offset by $45.6 million of net sales and maturities of short-term investments.

During the nine months ended October 31, 2020, our investing activities from continuing operations used $95.1 million of net cash, consisting primarily of $79.3 million of net purchases of short-term investments and $15.8 million of payments for property, equipment and capitalized software development costs.

We had no significant commitments for capital expenditures at October 31, 2021.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended October 31, 2021, our financing activities used $424.2 million of net cash, primarily due to $386.9 million of payments to settle our 2014 Notes, $310.1 million of repayments of borrowings under our 2017 Term Loan, $114.7 million of net cash transferred to Cognyte upon the completion of the Spin-Off, $75.9 million of payments to repurchase common stock, $41.1 million of payments to purchase the capped calls in connection with the issuance of our 2021 Notes, $16.5 million paid to terminate our interest rate swap, $12.9 million of payments of Preferred Stock dividends, $10.7 million paid for debt-related issuance fees, $4.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.3 million of finance lease payments, and a $0.6 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $315.0 million of proceeds from the issuance of our 2021 Notes, $198.7 million of net proceeds from the issuance of the Series B Preferred Stock, and $38.3 million from a dividend and other settlements received from Cognyte during the period in connection with the Spin-Off.

For the nine months ended October 31, 2020, our financing activities from continuing operations provided $84.0 million of net cash, primarily due to $197.3 million of net proceeds from the issuance of the Series A Preferred Stock and a $155.0 million increase in borrowings under our revolving credit facility, partially offset by $205.4 million of repayments of borrowings and other financing obligations, $36.8 million of payments to repurchase common stock, $13.0 million of payments to repurchase $13.1 million principal amount of our convertible notes, $8.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.2 million paid for debt-related costs, $1.6 million of payments of Preferred Stock dividends, and a $0.6 million distribution to a noncontrolling shareholder of one of our subsidiaries.

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

On March 31, 2021, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the nine months ended October 31, 2021, we acquired approximately 1,600,000 shares of our common stock at a cost of $75.4 million under this program. No further repurchases are expected under this program for the year ending January 31, 2022.

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Repurchases are expected to be financed with available cash in the United

States or through borrowing from the 2021 Revolving Credit Facility, subject to compliance with applicable laws, rules and regulations. Please refer to Note 17, “Subsequent Event”, in Part I, Item 1, of this report for more information regarding this stock repurchase program.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of October 31, 2021, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on October 31, 2021, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of October 31, 2021, no Capped Calls have been exercised.

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

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the Warrants provided the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants began to expire incrementally on August 30, 2021 and will continue to expire incrementally on a series of expiration dates through January 21, 2022. We expect that at each expiration date the Warrants will be exercised if the market price per share of our common stock exceeds the strike price of the Warrants, and we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants have a dilutive effect on net income per share to the extent that the average market value of our common stock exceeds the strike price of the Warrants. As of October 31, 2021, no Warrants had been exercised, 4,340,000 Warrants had expired, and 5,525,000 Warrants remained outstanding. From November 1, 2021 through December 3, 2021, we issued 20,852 shares of common stock as part of the cashless exercise of approximately 1,776,000 Warrants.

Credit Agreements

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “2017 Credit Agreement”).

The 2017 Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at October 31, 2021 and January 31, 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the nine months ended October 31, 2021.

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

As of October 31, 2021, the interest rate on the 2017 Term Loan was 2.08%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.28% at October 31, 2021. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.

For borrowings under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the "Leverage Ratio"). In addition, under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio.

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

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2021 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At October 31, 2021, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the nine months ended October 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes payable, which are included within other liabilities on our condensed consolidated balance sheet as of October 31, 2021.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of October 31, 2021, our total operating lease liabilities were $57.4 million, of which $13.5 million is included within accrued expenses and other current liabilities (current portions), and $43.9 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets. We have no current plans to lease significant additional office space. During the nine months ended October 31, 2021, we decided to exit certain leased offices, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices.

As of October 31, 2021, our unconditional purchase obligations totaled approximately $256.3 million, the majority of which is due over the next 12 to 36 months. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our consolidated balance sheet at October 31, 2021 included $13.0 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.2 million) for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

For additional information regarding our long-term debt, Preferred Stock, and our commitments and contingencies, see Note 8, “Long-Term Debt”, Note 10, “Convertible Preferred Stock”, and Note 16, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2021, we made $9.6 million of payments under contingent consideration arrangements. As of October 31, 2021, potential future cash payments, and earned consideration expected to be paid, subsequent to October 31, 2021 under contingent consideration arrangements total $14.9 million, the estimated fair value of which was $7.6 million and was reported in accrued expenses and other current liabilities. The performance periods associated with these potential payments extend through January 2022.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2021 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and the market risk that is created by the global market disruptions and uncertainties resulting from COVID-19, we believe that our market risk profile did not materially change during the nine months ended October 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2021. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

See Note 16, “Commitments and Contingencies” of the Notes to the condensed consolidated financial statements under Part I, Item 1 for information regarding our legal proceedings.

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. This pandemic has caused significant economic disruption and uncertainty and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Our customers, partners, and vendors, have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format. During the first half of the year ended January 31, 2021, we also implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to our stock repurchases, and reducing workforce-related costs. During the first half of the year ended January 31, 2021, our revenue was adversely impacted by delays and reduced spending attributed to the impact of the pandemic on our customers’ operational priorities and as a result of cost containment measures they had implemented. We saw a reduction or delay in certain large customer contracts, particularly on-premises arrangements, and limitations on access to the facilities of our customers also impacted our ability to deliver some of our products and complete certain implementations, negatively impacting our ability to recognize revenue.

We saw an improvement in the business environment during the second half of the year ended January 31, 2021, which has continued to date into the year ending January 31, 2022. During the nine months ended October 31, 2021, we continued to experience solid demand for our cloud solutions as our customers have accelerated the digitization of their customer interactions and internal operations due to the pandemic. Based on the improved business environment and our financial performance, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve. Any such renewed cost controls may have an adverse impact on us, particularly if they remain in place for an extended period. As the pandemic has evolved, we have also adapted our pandemic response on a localized basis based on the prevailing conditions in each country in which we and our customers, partners, or vendors operate.

Notwithstanding the strong demand for our cloud solutions and the recovery in the business environment, given the uncertainty associated with the pandemic, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited, particularly if the pandemic fails to abate for an extended period of time or worsens.

On September 9, 2021, the U.S. federal government issued the mandatory vaccination and workplace safety protocols of Executive Order 14042 and subsequent guidance issued thereunder by the Safer Federal Workforce Task Force. This mandate applies broadly to require covered federal contractor employees on covered contracts, those who perform duties in connection with a covered contract, and those working at the same workplace as covered employees, to be fully vaccinated for COVID-19 by a recently-revised deadline of January 4, 2022, except for those that are legally entitled to an accommodation under applicable law. We are party to or perform duties under such contracts. We may similarly be required to flow-down our obligations to certain of our subcontractors and suppliers. The guidance remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the Executive Order and related guidance. As a result, if our understanding of its application to our workforce differs from our federal customers’ interpretation, or many of our covered employees are unwilling to comply with the mandate, we may experience increased costs, business disruptions and attrition as a result of the mandate. Additionally, we may be subject to potential breach of contract claims, loss of business and assessment of fines if we or our affected subcontractors and suppliers are not able to fully comply in the time frame provided or if such subcontractors and suppliers choose to terminate their contract rather than comply.

The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made or may make in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

From November 1, 2021 through December 3, 2021 we issued 20,852 shares of common stock as part of the cashless exercise of approximately 1,776,000 Warrants that were issued concurrently with the issuance of the 2014 Notes. For additional information regarding these Warrants or the issuance of equity in settlement of the cashless exercise of these Warrants, see “Management Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Arrangements—Note Hedges and Warrants—Warrants” in Part I, Item 2 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Repurchases are expected to be financed with available cash in the United States or through borrowing from the 2021 Revolving Credit Facility, subject to compliance with applicable laws, rules and regulations. Please refer to Note 17, “Subsequent Event”, in Part I, Item 1 of this report for more information regarding this stock repurchase program.

From time to time, we have purchased treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a Company-imposed trading blackout or lockup period. Share repurchase activity during the three months ended October 31, 2021 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that My Yet Be Purchased Under the Plans or Programs (in thousands)
August 1, 2021 - August 31, 2021	—	$—	—	$—
September 1, 2021 - September 30, 2021	10,625	44.57	—	—
October 1, 2021 - October 31, 2021	—	—	—	—
	10,625	$44.57	—	$—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2021:

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

(1)These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verint Systems Inc.

December 6, 2021	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)