Form 10-K
period 2022-01-31
VERINT SYSTEMS INC
filed 2022-03-29
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2022
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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2021) was approximately $2,712,248,000.

There were 64,710,802 shares of the registrant’s common stock outstanding on March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, but are not limited to, those described below under “Risk Factor Summary” as well as other risks, uncertainties, assumptions, and factors described in this Annual Report on Form 10-K, including in Part I, Item 1A “Risk Factors”, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and described from time to time in our filings with the Securities and Exchange Commission (the “SEC”). All of our forward-looking statements are qualified in their entirety by these factors.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that may affect our business, results of operations, and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A. “Risk Factors”. These risks include, among others, the following:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, inflation, economic instability, political unrest, armed conflicts (such as the March 2022 Russian invasion of Ukraine), natural disasters, climate change or other environmental issues, or outbreaks of disease, such as the COVID-19 pandemic, as well as the resulting impact on information technology spending by enterprises or government customers, on our business;
•risks that our customers delay, cancel, or refrain from placing orders, refrain from renewing subscriptions or service contracts, or are unable to honor contractual commitments or payment obligations due to liquidity issues or other challenges in their budgets and business;
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

•risks due to aggressive competition in all of our markets and our ability to keep pace with competitors, some of whom have greater resources than us, including in areas such as sales and marketing, branding, technological innovation and development, recruiting and retention, and growth;
•risks associated with our ability to properly execute on our cloud transition, including increased importance of subscription renewal rates, and risk of increased variability in our period-to-period results based on the mix, terms, and timing of our transactions;
•risks relating to our ability to properly execute on growth or strategic initiatives, manage investments in our business and operations, and enhance our existing operations and infrastructure, including the proper prioritization and allocation of limited financial and other resources;
•risks associated with our ability or costs to retain, recruit, and train qualified personnel in regions in which we operate either physically or remotely, including in new markets and growth areas we may enter, due to competition for talent, increasing labor costs, applicable regulatory requirements such as vaccination mandates, or otherwise;
•risks that we may be unable to maintain, expand, and enable our relationships with partners as part of our growth strategy;
•risks associated with our reliance on cloud hosting providers and other third-party suppliers, partners, or original equipment manufacturers (“OEMs”) for certain services, products, or components, including companies that may compete with us or work with our competitors;
•risks associated with our significant international operations, exposure to regions subject to political or economic instability, fluctuations in foreign exchange rates, and challenges associated with a significant portion of our cash being held overseas;
•risks associated with a significant part of our business coming from government contracts and associated procurement processes;
•risks associated with our ability to identify suitable targets for acquisition or investment or successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with valuations, legacy liabilities, reputational considerations, capital constraints, costs and expenses, maintaining profitability levels, expansion into new areas, management distractions, post-acquisition integration activities, and potential asset impairments;
•risks associated with complex and changing domestic and foreign regulatory environments, including, among others, with respect to data privacy and protection, government contracts, anti-corruption, trade compliance, environmental, social and governance matters, tax, and labor matters, relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers;
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
•risks associated with Apax Partners’ significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and
•risks associated with the 2021 spin-off of our Cyber Intelligence Solutions business, including the possibility that the spin-off transaction does not achieve the benefits anticipated, does not qualify as a tax-free transaction, or exposes us to unexpected claims or liabilities.

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

Verint is uniquely positioned to help organizations close the Engagement Capacity Gap™ with our differentiated Verint Customer Engagement Cloud Platform. Brands today are challenged by new workforce dynamics, ever-expanding customer engagement channels and exponentially more consumer interactions – often while facing limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates a capacity gap, which is widening as the digital transformation continues. Organizations are increasingly seeking technology to close this gap with solutions that are based on artificial intelligence (AI) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience.

Verint is headquartered in Melville, New York, and has more than 30 offices worldwide. We have approximately 4,400 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Background

We were incorporated in Delaware in February 1994 and completed our initial public offering in May 2002.

On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), whose business and operations consisted of our former Cyber Intelligence Solutions business (the “Cognyte Business”), into an independent public company. The Spin-Off of Cognyte was completed by way of a pro rata distribution in which holders of Verint’s common stock, par value $0.001 per share, received one ordinary share of Cognyte, no par value, for every share of common stock of Verint held of record as of the close of business on January 25, 2021. After the distribution, we do not beneficially own any ordinary shares of Cognyte and no longer consolidate Cognyte into our financial results for periods ending after January 31, 2021. The Spin-Off was intended to be generally tax-free to our stockholders for U.S. federal income tax purposes. The historical results of operations and financial positions of Cognyte are reported as discontinued operations in our consolidated financial statements. For further information on discontinued operations, see Note 2, “Discontinued Operations” in Part II, Item 8 of this report.

Through our website at www.verint.com, we make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, filed or furnished by us pursuant to Section 13(a) or Section 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we file such materials with, or furnish such materials to, the SEC. Our website address set forth above is not intended to be an active link, and information on our website is not incorporated in, and should not be construed to be a part of, this report.

Market Opportunity

The customer engagement market is increasingly embracing digital transformation across the enterprise while also transitioning to the cloud. With the shift to digital, brands are experiencing an increasing number of customer interactions as well as elevated customer expectations for faster and more consistent and contextual responses across any engagement channel. With the constraints of limited budget and resources, brands realize that hiring more workers and increasing workforce expense is not a sustainable solution. This creates an Engagement Capacity Gap™, and as consumer adoption of digital accelerates, the gap is widening. Many brands are already experiencing the consequences of the widening gap and face the risk of declining brand reputation and customer attrition. The market is seeking new customer engagement technology and the opportunity is to use innovative AI, specifically designed for customer engagement automation, that can help brands close this gap.

The Opportunity: Close the Engagement Capacity Gap™

Market Trends

We believe there are three market trends that are benefiting Verint today: the acceleration of digital transformation, changes in the workforce shaping the future of work, and elevated customer expectations.

•Acceleration of Digital Transformation: Digital transformation is accelerating, and it is driving significant change in customer engagement for the contact center and across the enterprise. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. We believe that the breadth of customer touchpoints across the enterprise and the rapid growth in digital interactions benefit Verint as these trends create demand for new solutions that increase automation and connect organizational silos to increase efficiency and elevate the customer experience.

•A Changing Workforce Shapes the Future of Work: Brands are facing unprecedented challenges when it comes to how they manage their changing workforce. Increasingly, brands are managing employees that may work from anywhere. Providing flexibility for where their employees work creates challenges in managing and coaching their teams. And because of the limited resources that are available, brands must find ways to use technology like AI-powered bots to augment their workforce. “The Great Resignation” has put a spotlight on the importance of employee experience and brands must quickly evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new solutions that can shape the future of work, with a workforce of people and bots working together, increased automation, greater employee flexibility, and a greater focus on the voice of the employees.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise, and meeting those expectations is becoming more difficult with legacy technology. The increase in the number of channels and customer desire to seamlessly shift between channels creates a more complex customer journey for brands to support and manage. Customers also expect that each brand will have a deep understanding of the customer’s relationship with the brand - one that is unified across the enterprise regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, or in the back office or branch. We believe that this trend benefits Verint as it creates demand for new solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

Our Strategy

Our strategy is to help brands close the Engagement Capacity Gap with our innovative, AI-powered, cloud platform. Our platform helps brands create significant business value throughout the organization by introducing automation and workflows to reduce operating costs while at the same time increasing customer satisfaction and revenue opportunities.

We designed the Verint Customer Engagement Cloud Platform based on an open multi-cloud architecture and with an open strategy. This open approach enables Verint to innovate at an accelerated pace, and helps brands to seamlessly integrate the platform into their specific ecosystem as well as to quickly consume new applications on the platform to address pressing business needs. This approach also empowers our broad set of partners to easily integrate with our platform and provide their customers with value-added services. Our strategy is to continue expanding our partner network to address both the small to medium sized business (SMB) and enterprise segments of the markets across many vertical industries.

Below are the key elements of our platform, including how we have architected our platform to support multiple cloud environments to accelerate innovation, our open approach to the ecosystem which has made us easy to work with, our market leading Verint Da Vinci™ AI and Analytics™ and our robust Engagement Data Hub:

•Open Multi-Cloud Architecture: The shift to cloud, the explosion in AI, and the growth of the application programming interface (API) economy have dramatically changed customer and partner expectations regarding what they need from their core technology vendors. The days of the closed ecosystem are long gone. With an open cloud architecture, the Verint Cloud Platform was designed for multi-cloud support, capable of running in the leading cloud infrastructure environments. The open cloud architecture accelerates innovation by standardizing our approach to microservice container architectures and fully automated development operations to speed development while improving reliability and security.

•Open Approach to the Ecosystem: Because it is designed to be open, the Verint Cloud Platform can seamlessly fit into a brand’s enterprise ecosystem. The open and extensible architecture enables the platform to easily integrate and augment the brand’s existing systems of record such as customer relationship management (CRM). The platform is designed to manage a large volume of engagement data and seamlessly integrate with the brand’s enterprise data strategy. The platform is agnostic to communication infrastructure choices and seamlessly integrates with a brand’s existing CCaaS (contact center as-a-service), UCaaS (unified communications as-a-service), and CPaaS (communications platform as-a-service) solutions. Verint’s open cloud platform is more than the technology alone – it provides an opportunity for our customers and partners to build a community through our Verint Connect web portal. Verint Connect can be accessed directly from our cloud platform and provides the tools and resources to foster a rich partner and customer ecosystem around our applications. These tools include a marketplace where Verint and partner components are made available to accelerate time to value with downloadable extensions, and a developer portal where customers can engage directly with the Verint technical community. Our APIs are available to test, with code samples, developer sandboxes, downloadable test clients, education, and discussion forums. Verint Connect also provides access to educational courses, our support teams, a knowledgebase and a community for customers and partners to interact with each other.

•Verint Da Vinci™ AI and Analytics: We believe Verint is leading the market with AI solutions specifically designed for customer engagement. Verint’s AI capabilities, named Verint Da Vinci™ AI and Analytics are embedded natively in the core of the Verint Cloud Platform. Verint Da Vinci is used by the business applications running in the platform to infuse AI across the platform. Verint Da Vinci capabilities are the result of over two decades of research into optimizing customer engagement and use state-of-the-art machine learning, natural language processing, and deep learning algorithms. Honed on our unique data set, Verint Da Vinci is supported by Verint Labs, which features a large and growing team of data and AI scientists, working on pure and applied research to advance Verint Da Vinci and solve global customer engagement challenges.

•Engagement Data Hub: The Verint Cloud Platform includes an Engagement Data Hub. Interaction data captured from multiple voice, video, digital, and social communication systems, experience data captured from multiple survey systems, and enrichment data from systems of record, are unified and managed in a single data hub at the core of the platform. Engagement data in the hub is made available for Verint Da Vinci algorithms, for any Verint application which requires access to it, as well as for the brand’s data lake strategy, to its business intelligence tools, and to its partners who need data to develop their own applications. Verint applications use the engagement data in the hub to address multiple use cases for brands, including contact center analytics, enterprise analytics, customer journey analytics, workforce compliance with policies and regulations, and fraud mitigation.

Our Customer Engagement Solutions

The Verint Cloud Platform offers a broad set of solutions, to help brands close the Engagement Capacity Gap. The platform is open and modular to offer maximum flexibility. Brands can choose to deploy solutions by starting anywhere based on their business priorities and then expand with other solutions over time to maximize their return on investment.

In addition to the platform’s core components described above, brands can deploy a variety of business applications across three solution areas: Digital-First Engagement, Workforce Engagement, and Experience Management.

Digital-First Engagement

Our Digital-First Engagement applications help brands accelerate their digital strategy, including through:

•Engagement Channels: Brands can digitally transform the customer experience across a wide number of channels, including messaging, social, chat, email, interactive voice response (IVR), and community.

•Conversational AI: With our intelligent virtual assistant (IVA), enable human-like conversations across every channel delivering effortless and personal experiences.

•Engagement Orchestration: Brands can improve employee efficiency, time to resolution, compliance, and customer satisfaction with workflows and automation that support simple customer channel interactions or complex orchestration of customer engagements across all channels, devices, and touchpoints.

•Knowledge Management: Enable humans and bots to deliver stellar service with tools for accessing content across the organization, delivering consistent and compliant answers, and achieving compliance with regulations and processes.

Workforce Engagement

Our Workforce Engagement applications help brands manage their customer engagement work and their workforce across the enterprise. From the contact center to the back office and branch, these applications enable brands to empower a workforce of humans and bots, enable connected work across all silos, and drive real-time work actions. We offer applications for the following:

•Forecasting & Scheduling: Understand the work needed to meet and exceed customer expectations, determine the optimal resourcing strategy to address customer expectations with a combination of employee input and automation, and provide staff across all customer touchpoints and across the enterprise with flexible scheduling options for balancing work and personal needs.

•Quality & Compliance: Use automation and workflows to make customer interactions across both attended and self-service voice and digital channels more pleasant, productive, and secure, while empowering employees with the skills they need to deliver outstanding performance.

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

Experience Management

Our Experience Management applications help brands collect and analyze customer experience data across all customer journeys - including direct, indirect, and inferred experiences - across digital, contact center, and location touchpoints. With a complete and unified view of the customer experience, brands are empowered with insights and actions to improve engagement from every level of the organization. Within this solution area, we offer applications for the following:

•Employee Experience: Help brands understand how employees are developing and where they may need coaching to improve.

•Customer Experience: Understand the experience brands are delivering to their customers across channels, including voice and digital, and use that data to create a holistic, cross-channel view of customer experience at scale.

Our Experience Management applications can be combined to provide solutions that solve experience management challenges throughout the enterprise, in the contact center, for digital teams, retail locations, marketing organizations and for human resources departments.

In addition to the Verint Cloud Platform, Verint continues to develop and enhance its Workforce Engagement (WFE) On-Premises Platform. Customers running the On-Premises Platform may also choose to keep their applications on-premises, while adding applications from the Verint Cloud Platform. They can also choose to convert to the Verint Cloud Platform when they are ready to move their applications to the cloud. We are committed to providing our customers with choice and flexibility when it comes to deploying solutions on-premises or in the cloud. We can help our customers evolve customer engagement at their own pace, while protecting their existing investments with minimal disruption to their operations.

Our Customers

Our customer engagement solutions are used by approximately 10,000 organizations in over 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as SMB organizations. In the year ended January 31, 2022, we derived approximately 69%, 20%, and 11% of our revenue from sales to customers in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. No end-customer represented more than 10% of our total revenue during the years ended January 31, 2022, 2021, or 2020. In the year ended January 31, 2021, we had an authorized global reseller of our solutions that represented approximately 10% of our total revenue, but did not represent 10% or greater of our total revenue for the years ended January 31, 2022 or 2020.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, in some years, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See “Risk Factors” in Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our indirect channels. Our indirect channels also address large and midsize customers, as well as smaller customers. Our direct sales teams and indirect channels are supported by business consultants, solutions specialists, and presales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements.

Customer Success

We help our customers achieve success and maximize their return on investment in our solutions through a range of services.

Cloud Operations. We deploy our cloud applications in multiple cloud environments, including the leading cloud infrastructure environments. We provide our customers with service-level commitments with respect to uptime and support.

Managed Services. We offer a range of managed services that are recurring in nature and can be delivered in conjunction with Verint’s technology or on a standalone basis, which help build strong relationships with our customers.

Implementation. Configurations, commissioning, integrations, and other implementation work can be performed by us, our authorized partners, or by end customers themselves.

Training. Training programs are designed for customers and to certify our partners. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely online.

Consulting. We and our partners offer customers help in maximizing the value of our solutions, including consulting on business strategy, process excellence, performance management, and project and program management.

Support. We offer a range of support plans to our customers and partners, designed to help ensure long-term successful use of our solutions.

Research and Development

We continue to enhance the features and performance of our existing solutions and introduce new solutions through extensive research and development (R&D) activities. Our R&D team, which is comprised of engineers, data scientists, PhDs and other technical experts, have deep software expertise, particularly in the areas of artificial intelligence, data aggregation and curation, machine learning, specialized language and vocabulary processing, and other key areas that support our strategic initiatives. In addition to the development of new solutions and the addition of capabilities to existing solutions, our R&D activities include cloud platform and shared service investment, quality assurance, and advanced technical support for our customer services organization. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, Hungary, and Indonesia.

To support our research and development efforts, we make significant investments in R&D every year. We have a well-defined roadmap to introduce new features and functionality that we believe will further enhance the value of our solutions to our customers. We allocate our R&D resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and cloud services and adding features over time. We consider feedback received from our customers as part of our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us” in Item 1A of this report.

Third-Party Suppliers

For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us” in Item 1A of this report for a discussion of risks associated with our suppliers.

Human Capital

At Verint, we are committed to conducting our business in an ethical manner and to creating value for all of our stakeholders: customers and partners, employees and shareholders, the communities in which we work, and the global community at large.

As of January 31, 2022, we employed approximately 4,400 professionals, including certain contractors, with approximately 45%, 34%, and 21% of our employees and contractors located in the Americas, EMEA (including Israel), and APAC, respectively. We consider our relationship with our employees to be good and a critical factor in our success. The market for talent in our industry is highly competitive. See Item 1A of this report for a more detailed discussion of the human capital risks we face.

Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or trade unions, or are automatically entitled to severance or other benefits mandated under local laws.

Culture and Values

Verint is built on five core values that shape the way we do business with our customers, our partners, and each other. They express the company we want Verint to be — from the people we hire to the way we design our solutions — and they guide us in the decisions we make every day. Our five core values are:

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

Diversity, Equity, and Inclusion

We embrace differences and work to cultivate an inclusive organization. We believe in providing a supportive environment and opportunities for all of our employees to develop and advance. We support diverse groups in the workplace, with equal terms of employment, professional opportunities, and benefits. We are an Equal Opportunity Employer - we have affirmative action plans in place to help ensure that qualified applicants and employees are receiving an equal opportunity for recruitment, selection, and advancement. We offer our employees competitive compensation and benefits packages, with many company-paid offerings, including paid time off, tuition reimbursement, paid training and wellness programs, to support our recruiting and retention goals. We recognize differences in family composition and our U.S. benefit plans provide options for employees in diverse family circumstances including domestic partner benefits, adoption assistance, and fertility assistance.

We track and periodically report on our global diversity results to our board of directors. For the year ended January 31, 2022, our female gender composition increased on a global basis and our minority employee composition increased across the U.S. We also increased the number of women within our senior leadership team (vice president and above) over the prior year. We intend to continue to focus on expanding diversity and inclusion as an intrinsic part of our business objectives, including through recruitment and promotional opportunities.

We have established a Diversity & Inclusion Council. The Council’s mandate is to help us foster an environment that attracts and retains the best talent, values diversity of life experiences and perspectives, educates our personnel, and encourages innovation. The Diversity & Inclusion Council currently has several initiatives underway, including partnering with non-profit organizations for talent acquisition and community outreach, and an educational series for Verint employees. The Diversity & Inclusion Council has also implemented a direct deposit program for employees to participate in charitable giving to two organizations: Black Girls Code, an organization that encourages and supports the aspirations of young women of color to code, engineer, and achieve careers in computer science and other STEM fields, and the Gay, Lesbian, Straight Education Network (GLSEN), an organization that tries to ensure every member of every school community is valued and respected regardless of sexual orientation, gender identity or gender expression. The Diversity & Inclusion Council increases cultural and diversity awareness within our organization and encourages employees to continue to drive outreach opportunities through employee and recruiting events.

We also encourage socially responsible procurement practices by actively pursuing business relationships with suppliers owned by minorities or by women.

Community Outreach

At Verint, we are committed to giving back to the communities in which we live and work. In 2005, we launched the Verint Next-Generation Program, which engages Verint employees around the globe in projects that benefit children in need. The program puts our core values to work in our local communities, with the goal of affording the next generation greater opportunities and the tools for making the most of them. As part of the program, Verint employees engage in various community activities, from supplying food pantries, to participating in blood drives, to collecting clothing and school supplies, to building playgrounds, to cleaning parks and planting gardens. Verint is also proud to support our employees’ community service activities with programs for donating employee time to qualified children’s organizations and matching grants. In 2021, Verint employees donated over $525,000 to children’s charities through the program. Globally, over 1,600 Verint employees supported more than 125 local non-profit organizations in local Verint communities. In 2021, we also focused on supporting events to help families struggling due to the COVID-19 pandemic by providing food and clothing to those in need.

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

Continuous learning and the professional development of our employees are key factors in our success. Verint’s approach is based on the learning philosophy of “70:20:10”. We believe that seventy percent of skill development occurs through on-the-job experiences, twenty percent through colleague and leadership interactions, and ten percent through formal professional and academic learning opportunities. All our employees are afforded the opportunity to take part in our training programs, with the ability to focus their learning on the skills and knowledge that are most relevant for their professional development. We offer thousands of training courses in our online Learning Center in addition to classroom training. Throughout the pandemic, we have encouraged our employees to continue their professional development and acquisition of knowledge and skills, through existing and newly developed online learning.

Employees are also invited to establish an Individual Development Plan in collaboration with their managers to establish and facilitate the employee’s short- and long-term development goals. These plans are tailored to the employee’s own individual competencies and aspirations in the context of our business goals and available opportunities.

Please see the Diversity and Inclusion section of our website and our Environmental, Social, and Governance (ESG) report in the Corporate Responsibility section of our website for further information on our ESG initiatives, including with respect to human capital. These resources and the information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

Competition

We face strong competition from many vendors, some of whom focus on customer engagement and some of whom offer customer engagement-related capabilities. Key competitors include Alvaria, Inc., Calabrio, Inc., Genesys Telecommunications, Medallia Inc., NICE Ltd., Pegasystems Inc., divisions of larger companies, including Microsoft Corporation, Oracle Corporation, and Salesforce.com, Inc., as well as many smaller companies, which vary from region to region globally.

We believe that we compete principally on the basis of:

•Product performance and functionality;
•Product quality and reliability;
•Breadth of product portfolio and pre-defined integrations;
•Global presence, reputation, and high-quality customer service and support;
•Specific domain expertise, industry knowledge, vision, and experience; and
•Price.

We believe that our competitive success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. Some of our competitors have superior brand recognition and significantly greater financial or other resources than we do. We expect that competition will increase as other established and emerging companies enter our markets or we enter theirs, and as new products, services, technologies, and delivery methods are introduced. In addition, consolidation is common in our markets and has in the past and may in the future improve the position of our competitors. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—Intense competition in our markets and competitors with greater resources or the ability to move faster than us may limit our market share, profitability, and growth” in Item 1A of this report for a more detailed discussion of the competitive risks we face.

Intellectual Property Rights

General

Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of patent, trade secret, copyright, and trademark laws, and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents

As of January 31, 2022, we had more than 650 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, unstructured data analytics, predictive analytics, and automation. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

Licenses

Our customer and partner license agreements prohibit the unauthorized use, copying, and disclosure of our software technology and contain customer restrictions and confidentiality terms. These agreements generally warrant that the software and proprietary hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others. We generally make our solutions available through our cloud platform or license them in a format that does not permit users to change the software code.

While we employ many of our innovations exclusively in our own products and services, we also engage in outbound and inbound licensing of specific patented technologies. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us” in Item 1A of this report.

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business.

See “Risk Factors—Risks Related to Our Business—Information/Product Security and Intellectual Property—Our intellectual property may not be adequately protected” and “Risk Factors—Risks Related to Our Business—Information/Product Security and Intellectual Property—Our products or other IP may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer” in Item 1A of this report for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Regulatory Matters

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy and protection, government contracts, anti-corruption, trade compliance, tax, and labor matters. See “Risk Factors—Risks Related to Our Business—Regulatory Matters, Data Privacy, Information Security, and Product Functionality—We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact us or our business, and —Increasing regulatory focus on data privacy issues and expanding laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability” in Item 1A of this report for a more detailed discussion of the regulatory risks we face.

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

Our business is subject to risks arising from adverse changes in domestic and global macroeconomic and other conditions. Slowdowns, recessions, inflation, economic instability, political unrest, armed conflicts (such as the March 2022 Russian invasion of Ukraine), natural disasters, climate change or other environmental issues, or outbreaks of disease, such as the COVID-19 pandemic, around the world may cause companies and governments to delay, reduce, or cancel planned spending, may increase costs, or may otherwise disrupt or negatively impact our business or operations. Other macroeconomic changes, such as rising interest rates, tightening credit markets, inflation, actual or threatened trade wars, or the United Kingdom’s exit from the European Union (referred to as “Brexit”) may also impact demand for our solutions or otherwise disrupt or negatively impact our business or operations. Declines in information technology spending by enterprise or government customers have affected the markets for our solutions in the past and may affect them again based on current and future macroeconomic and/or global conditions.

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The pandemic has caused significant economic disruption and uncertainty and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Our customers, partners, and vendors have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we established remote working arrangements for our employees, limited non-essential business travel, and cancelled or shifted our customer, employee, and industry events to a virtual-only format. During the first half of 2020, we also implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to our stock repurchases, and reducing workforce-related costs. During the first half of 2020, our revenue was adversely impacted by delays and reduced spending attributed to the impact of the pandemic on our customers’ operational priorities and as a result of cost containment measures they had implemented. We saw a reduction in or delay in certain large customer contracts, particularly on-premises arrangements, and limitations on access to the facilities of our customers also impacted our ability to deliver some of our products and complete certain implementations, negatively impacting our ability to recognize revenue.

We saw an improvement in the business environment during the second half of 2020 which continued through 2021 (the year ended January 31, 2022) as our customers accelerated the digitization of their customer interactions and internal operations due to the pandemic. Based on the improved business environment and our financial performance, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve. Any such renewed cost controls may have an adverse impact on us, particularly if they remain in place for an extended period. As the pandemic has evolved, we have also adapted our pandemic response on a localized basis based on the prevailing conditions in the locations in which we and our customers, partners, or vendors operate. We expect to incur additional costs to the extent we further resume business-related travel and our employees return to our office locations, the timing and extent of which remains undetermined at this time. We anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of vaccines and the spread of new variants of the virus. We also continue to evaluate our real estate needs and have begun making adjustments in light of the remote work environment.

Notwithstanding the recovery in the business environment since the early part of the pandemic, given the uncertainty associated with the pandemic, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited, particularly if the pandemic fails to abate for an extended period of time or worsens.

On September 9, 2021, the U.S. federal government issued the mandatory vaccination and workplace safety protocols of Executive Order 14042 (the “EO”) and subsequent guidance issued thereunder by the Safer Federal Workforce Task Force. This mandate applies broadly to require covered federal contractor employees on covered contracts, those who perform duties in connection with a covered contract, and those working at the same workplace as covered employees, to be fully vaccinated for COVID-19, except for those that are legally entitled to an accommodation under applicable law. The enforceability of the EO has been subject to numerous lawsuits and is currently subject to a number of injunctions. As a result, the EO is not being enforced by the federal government. We are party to or perform duties under such contracts. We may similarly be required to flow-down our obligations to certain of our subcontractors and suppliers. The guidance remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the EO and related guidance. As a result, if our understanding of its application to our workforce differs from our federal customers’ interpretation, or if our covered employees are unwilling to comply with the mandate, we may experience increased costs, business disruptions and attrition as a result of the mandate. Additionally, we may be subject to potential breach of contract claims, loss of business and assessment of fines if we or our affected subcontractors and suppliers are not able to fully comply in the time frame provided or if such subcontractors and suppliers choose to terminate their contracts rather than comply.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges. The introduction of products embodying new technology, new delivery platforms, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete. For example, we see a continued shift to cloud-based solutions as well as market saturation for more mature solutions. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing challenges and needs of our customers. Any failure to develop high-quality solutions and to provide high-quality services and support could adversely affect our reputation, our ability to sell our services offerings to existing and prospective customers, and our operating results. We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization. We must also develop and maintain the expertise of our employees as the needs of the market and our solutions evolve. If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources or the ability to move faster than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow. We are also encountering new competitors as we expand into new markets or as new competitors expand into ours. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, superior brand recognition with customers, partners, employees, or investors, higher growth rates, superior margins, longer operating histories, larger customer bases, longer standing relationships with customers, and significantly greater financial or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position. To the extent that we cannot compete effectively, our market share and results of operations, would be materially adversely affected.

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

Our future success and financial results depend on our ability to properly execute on our cloud transition and manage our sales mix.

Our revenue and profitability objectives are highly dependent on our ability to continue to expand our cloud business and cloud operations, including keeping pace with the market transition to cloud-based software, making new cloud sales, enhancing our cloud sales processes and execution, and managing the conversion of our customer support base. The expansion of our cloud business and operations increases our reliance on our cloud-hosting partners and increases the amount of customer data for which we are responsible.

Our cloud transition and the mix, terms, and timing of transactions in a given period can have a significant impact on our financial results in that period. Our financial results and ability to forecast our revenues (and attendant budgeting and guidance decisions) are impacted by the fact that pricing, margins, and other deal terms, including license model (e.g., perpetual license versus subscription), may vary substantially from transaction to transaction. We recognize cloud revenue over the term of the subscription, so as our cloud revenue continues to grow, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses. This change in the pattern of recognition also means that increases or decreases in cloud subscription activity impact the amount of revenue recognized in both current and future periods. Because transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue and creates challenges in managing our cloud transition and revenue mix. As our cloud transition continues and accelerates, our subscription renewal rates have become more important to our financial results, generally, and if customers choose not to renew, or to reduce, their subscriptions, our business and financial results will suffer.

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

Our future success depends on our ability to execute on growth or strategic initiatives, properly manage investments in our business and operations, and enhance our existing operations and infrastructure.

Our success also depends on our ability to execute on other growth or strategic initiatives we are pursuing. A key element of our long-term strategy is to continue to invest in and grow our business and operations, both organically and through acquisitions.

Investments in, among other things, new markets, new products, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. In particular, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.

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

If we are unable to properly execute on growth initiatives, manage our investments, and enhance our existing operations and infrastructure, our results of operations and market share may be materially adversely affected.

If we cannot retain and recruit qualified personnel, or if labor costs continue to rise, our ability to operate and grow our business may be impaired and our financial results may suffer.
We depend on the continued services of our management and employees to run and grow our business. To remain successful and to grow, we need to retain existing employees and attract new qualified employees, including in new markets and growth areas we may enter. Retention is an industry issue given the competitive technology labor market, especially with the remote work options brought on by the COVID-19 pandemic, and as the millennial workforce continues to value multiple company experience over long tenure. As we grow, we must also enhance and expand our management team to execute on new and larger agendas and challenges. The market for qualified personnel is competitive in the geographies in which we operate as well as for qualified remote workers and may be limited especially in areas of emerging technology. We may be at a disadvantage to larger companies with greater brand recognition or financial resources or to start-ups or other emerging companies in trending market sectors. Work visa restrictions, especially in the United States, have also become significantly tighter in recent years, making it difficult or impossible to source qualified personnel from other countries or even to hire those already in the United States on current visas. Regulatory requirements such as vaccine mandates may also create risks in our ability to recruit and retain employees. Efforts we engage in to establish operations in new geographies where additional talent may be available, potentially at a lower cost, may be unsuccessful or fail to result in the desired cost savings. Remote employment arrangements also come with challenges, including with respect to collaboration, training, and corporate culture, especially at a significant scale. If we are unable to attract and retain qualified personnel when and where they are needed or to develop our remote workforce, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with sales, our profitability may be adversely affected.

While the market for talent in our industry has been competitive for many years, in recent quarters, the labor market has become even tighter, increasing the difficulty and lead time in filling open positions with qualified candidates. As a result, labor costs have increased more significantly than in prior periods. Labor shortages or increased labor costs could negatively affect our financial condition, results of operations, or cash flows, especially if rising costs outpace our revenue growth.

The broad and sophisticated solution portfolio that we offer requires strong execution in our sales processes and other areas.
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

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including establishing and maintaining appropriate contacts and relationships within customer and partner organizations, and with respect to integration, services, and support. Our ability to develop, sell, implement, and support larger solutions and a broad solution portfolio is a competitive differentiator for us, which provides for solution diversification and more opportunities for growth, but also requires greater investment for us and demands stronger execution in many areas, including among others, sales, product development, and cloud operations.

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

During the fiscal year ended January 31, 2022, approximately 45% of our sales were made through partners, resellers, and systems integrators. To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with such parties. Our growth strategy depends in part on expanding our sales through partners. We must often compete with other suppliers for these relationships and our competitors often seek to establish exclusive or preferred relationships with these sales channels. Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, ease of implementation / installation, support, and price. Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. Some of our partners may also compete with us or have affiliates that compete with us, or may also partner with our competitors or offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, expanding, and enabling these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us.

We rely on third parties to provide certain services to us or to our customers, including cloud hosting partners and providers of other cloud-based services. We make contractual commitments to customers on the basis of these relationships and, in some cases, also entrust these providers with both our own sensitive data as well as the sensitive data of our customers (which may include sensitive end user data). If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, end users, or other third parties, regulatory issues, and reputational harm. If it is necessary to migrate these services to other providers as a result of poor performance, security issues or considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time, expense, or exposure to us, any of which could materially adversely affect our business.

We also purchase technology, outsource aspects of our operations, license intellectual property rights, and oversee third-party manufacturing of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established providers wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of new or unique technologies that we have not developed internally, or in an effort to benefit our margins.

If any of these providers experience financial, operational, manufacturing, or quality assurance difficulties, cease production or sale, or there is any other disruption in our supply, including as a result of the acquisition of a supplier or partner by a competitor, macroeconomic issues like those described above (such as the COVID-19 pandemic or the March 2022 Russian invasion of Ukraine), or otherwise, we will be required to locate and migrate to alternative sources of supply or alternative providers, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delays, and negatively impact our sales. Although we endeavor to establish contractual protections with key providers, such as source code escrows, warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

Because we have significant operations and business around the world, we are subject to geopolitical and other risks that could materially adversely affect our results.

We have significant operations and business around the world, including sales, research and development, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include the United Kingdom, India, Israel, Indonesia and Australia. We also generate significant revenue and cash collections from outside the United States, including from countries in emerging markets, and we intend to continue to grow our business internationally.

Our global operations are, and any future foreign growth will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•foreign currency fluctuations;

•political, security, and economic instability or corruption;

•geopolitical risks from war, natural disasters, pandemics or other events;

•changes in and compliance with both international and local laws and regulations, including those related to data privacy and protection, trade compliance, anti-corruption, tax, labor, currency restrictions, and other requirements;

•differences in tax regimes and potentially adverse tax consequences of operating in foreign countries or costs of repatriating cash, if needed;

•product localization issues;

•legal uncertainties regarding intellectual property rights or rights and obligations generally; and

•challenges or delays in collection of accounts receivable.

Any or all of these factors could materially adversely affect our business or results of operations. For example, we are closely monitoring the evolving situation in Russia and Ukraine relative to, among other things, the health and safety of our employees and contractors in the region and the impact of the Russian invasion and resulting regulatory restrictions on our internal and external operations, including sales, research and development, customer service, payment processing, cyber security, and the ability of our employees and contractors to work.

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

We have in the past received grants from the Israeli Innovation Authority (the “IIA”) for the financing of a portion of our research and development expenditures in Israel. The Israeli law under which these IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. This may limit our ability to engage in certain outsourcing or business combination transactions involving these products or require us to pay significant royalties or fees to the IIA in order to obtain any IIA consent that may be required in connection with such transactions.

Israeli tax requirements may also place practical limitations on our ability to sell or engage in other transactions involving our Israeli companies or assets, to restructure our Israeli business, or to access funds in Israel.

Contracting with government entities exposes us to additional risks inherent in the government procurement process.

We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. For the year ended January 31, 2022, approximately 10% of our business was generated from contracts with various governments around the world. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future.

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

As part of our long-term growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future. In many areas, we have seen the market for acquisitions become more competitive and valuations increase. Our competitors also continue to make acquisitions in or adjacent to our markets and may have greater resources than we do, enabling them to pay higher prices. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments once identified on acceptable terms or at all. If we are not able to execute our acquisition strategy, we may not be able to achieve our long-term growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
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

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, goodwill impairments, and amortization expenses or write-downs related to intangible assets, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities. Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the revolving credit facility under our senior credit agreement (the “2017 Credit Agreement”). Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

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

Regulatory Matters, Data Privacy, Information Security, and Product Functionality

We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact us or our business.

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy and protection, government contracts, anti-corruption, trade compliance, tax, and labor matters.

In addition, as we are increasingly building new and evolving technologies, such as artificial intelligence, machine learning, analytics, and biometrics, into many of our offerings, our business and operations may become subject to additional complex and evolving regulatory requirements pertaining to the sale or use of these technologies. The sale of these technologies, or their use by us or by our customers or partners, may also subject us to additional risks, including reputational harm, competitive harm or legal liabilities, due to their perceived or actual impact on human rights, privacy, or employment, or in other social contexts. Third-parties may criticize us or seek to hold us responsible not only for our own activities in this regard but also for the activities of our customers or partners.

We anticipate that we will become subject to an increasing amount of regulation and disclosure requirements related to environmental, social and governance (“ESG”) matters, including on topics such as diversity and sustainability. We have seen increased scrutiny on these matters from a variety of stakeholders, including investors, proxy advisors, rating agencies, customers, partners, and employees, and we cannot assure you that such stakeholders will be satisfied with our efforts or progress. Stakeholders may pressure us to publicly establish goals or even make commitments on these matters which may be difficult to manage or achieve, or may criticize us if we do not. If we fail to meet any public goals or commitments we make, we may be subject to reputational harm or legal liability.

Compliance with applicable regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in or comply with the rules of another jurisdiction.

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

Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act, the California Invasion of Privacy Act, the Florida Security of Communications Act, and the Illinois Biometrics Information Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), to share information internally, and to implement our business models effectively. These new laws may also impact our products and services as well as our innovation in new and emerging technologies. These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts or otherwise increase our exposure to customers, regulators, or other third parties.

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

Some of our products are used by customers to compile and analyze sensitive or confidential information and data, including personally identifiable information. While our customers’ use of our products does not by itself provide us access to the customer’s sensitive or confidential information or data (or the information or data our customers may collect), we or our partners may receive or come into contact with such information or data, including personally identifiable information, in connection with our cloud or managed services offerings or when we are asked to perform service or support. We expect to receive, come into contact with, or become custodian of an increasing amount of customer data (including end customer data) as our cloud business and cloud operations expand, leading to increased exposure if we or one of our hosting partners experiences an issue relating to the security or the proper handling of that information, which could have a material adverse impact on our financial condition or reputation. The expansion of our cloud business and the related increase in the amount of customer data on our cloud platforms also increases our exposure to end customers or other third parties who may seek to hold us responsible for the use of these platforms by our customers.

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

Our solutions, including our cloud offerings, may be vulnerable to cyber-attacks even if they do not contain defects. Customers are increasingly focused on the security of our products and services and we work to address these concerns, including through the use of encryption, access rights, and other customary security features, which vary based on the solution in question and customer requirements. We regularly monitor global and geopolitical events, some of which have in the past and may in the future increase cyber-attacks on us and our offerings, thereby increasing the risk of breaches. If there is a successful cyber-attack on one of our products or services, even absent a defect or error, it may also result in questions regarding the integrity of our products or services generally, which could cause adverse publicity and impair their market acceptance and could have a material adverse effect on our results or financial condition.

We may be subject to information technology system attacks, breaches, failures, or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information related to our customers, partners, and personnel. This information may be processed and maintained on our internal information technology systems or on systems hosted by third-party service providers. These systems, whether internal or external, may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, physical security breaches, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, or acts of terrorism or war. We regularly monitor global and geopolitical events, some of which have in the past and may in the future increase cyber-attacks on us and our offerings, thereby increasing the risk of breaches. We have experienced cyber-attacks in the past and expect to continue to experience them in the future, potentially with greater frequency.

While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security systems, controls, and other procedures that we follow or those employed by our third-party service providers, may not prevent breaches, failures, or disruptions. Such breaches, failures, or disruptions have in the past and could in the future subject us to the loss, compromise, destruction, or disclosure of sensitive or confidential information, including personally identifiable information, or intellectual property, either of our own information or IP or that of our customers (including end customers) or other third parties that may have been in our custody or in the custody of our third-party service providers, financial costs or losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including cloud or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting. Information system breaches or failures at one of our partners, including hosting providers or those who support other cloud-based offerings, may also result in similar adverse consequences. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

Intellectual Property

Our intellectual property may not be adequately protected.

While much of our intellectual property is protected by patents or patent applications, we have not and cannot protect all our intellectual property with patents or other registrations. There can be no assurance that patents we have applied for will be issued or that our patent portfolio is sufficiently broad to protect all our technologies, products, or services. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, designed around, or challenged.

In order to safeguard our unpatented proprietary know-how, source code, trade secrets, and technology, we rely primarily upon trade secret protection and non-disclosure provisions in agreements with employees and third parties having access to our confidential information. There can be no assurance that these measures will adequately protect us from improper disclosure or misappropriation of our proprietary information.

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

Some of our products contain free or open source software (together, “open source software”) and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no support or warranties on such software or indemnification or other contractual protections in the event the open source software infringes a third party’s intellectual property rights. In addition, some open source licenses contain requirements that we make available source code for modifications or derivative works we create based on the type of open source software we use, or grant other licenses to our intellectual property. Moreover, the terms of many open source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products and services. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.

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

As of March 15, 2022, we had total outstanding indebtedness of approximately $415.0 million under our 2017 Credit Agreement and our 0.25% convertible senior notes due 2026 (the “2021 Notes”). In addition, we have the ability to borrow additional amounts under our 2017 Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

In addition, because our indebtedness under our 2017 Credit Agreement, which is comprised of a term loan maturing on June 29, 2024 and a revolving credit facility maturing on April 9, 2026, bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. Interest rates on the term loan are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. Borrowings under our revolving credit facility also bear interest at either a Eurodollar Rate or an ABR rate, plus in each case a margin. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On March 5, 2021, the Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. Our 2017 Credit Agreement incorporates fallback language mechanisms to accommodate the eventual establishment of an alternate rate of interest, including alternative benchmark rates such as the Secured Overnight Financing Rate, upon the occurrence of certain events related to the phase-out of any applicable interest rate. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

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

If the cash generated by our domestic operations, plus certain foreign cash which we would repatriate and for which we have accrued the related foreign withholding tax, is not sufficient to fund our domestic operations, our broader corporate initiatives such as acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate additional overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional, or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate foreign cash and incur a significant tax cost (in addition to amounts previously accrued) or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

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
We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation allowance on deferred tax assets (including our NOL carryforwards), changes in unrecognized tax benefits, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries or among our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results.
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

We prepare our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require significant changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. These changes can be difficult to predict and the costs and effects of these changes could adversely impact our financial condition and our results of operations, and difficulties in implementing new accounting principles could cause us to fail to meet our financial reporting obligations. In some cases, we may be required to apply a new or revised accounting standard retroactively, resulting in a requirement to restate our prior period financial statements.

If we are unable to maintain an effective system of internal controls over financial reporting, we may not prevent misstatements and material weaknesses or deficiencies could arise in the future which could lead to restatements or filing delays and potential stockholders may lose confidence in our financial reporting.

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and disclose any changes and material weaknesses in those internal controls. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2022, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.5 billion, or approximately 62% of our total assets, as of January 31, 2022. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including deteriorating economic conditions, including those caused by future COVID-19 pandemic developments, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

We are exposed to fluctuations in foreign currency exchange rates that could negatively impact our financial results.

We earn revenue, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the British pound sterling, euro, Australian dollar, Indian rupee, Israeli shekel, and Canadian dollar, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period, meaning that we are exposed to the impact of changes in currency exchange rates. In addition, our net income is impacted by the revaluation and settlement of monetary assets and liabilities denominated in currencies other than an entity’s functional currency, gains or losses on which are recorded within other income (expense), net.

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

The prices of our common stock and the 2021 Notes have been, and may continue to be, volatile and your investment could lose value.

The prices of our common stock and the 2021 Notes have been, and may continue to be, volatile. Those prices could be affected by any of the risk factors discussed in this Item. In addition, other factors that could impact the prices of our common stock and/or the 2021 Notes include:

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

•hedging or arbitrage trading activity by third parties; and

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

On December 4, 2019, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate (the “Apax Investor”) of Apax Partners (“Apax”). Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). As of January 31, 2022, Apax’s ownership in us on an as-converted basis was approximately 12.9%. Additionally, Apax has the right to designate one director to our board of directors and to mutually select with us a second independent director. Circumstances may occur in which the interests of Apax could conflict with the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board appointment rights may have the effect of limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

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

The Spin-Off continues to involve a number of risks, including, among other things, certain indemnification risks. In connection with the Spin-Off, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, an employee matters agreement and intellectual property and trademark cross license agreements) (the “Spin-Off Agreements”). The Spin-Off Agreements govern the Spin-Off and the relationship between the two companies going forward.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a total of approximately 470,000 square feet of office space covering more than 30 offices around the world, excluding space under certain leases that we have accelerated and terminated in advance of their originally scheduled lease term. In addition, we own an aggregate of approximately 53,000 square feet of office space at two sites in Scotland and Indonesia.
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
We lease approximately 133,000 square feet of space at a facility in Alpharetta, Georgia under a lease that expires in 2023. The Alpharetta facility is used primarily by the administrative, marketing, product development, support, and sales groups.
Currently, the majority of our employees are working remotely. We expect to incur additional costs to the extent we further resume business-related travel and as we prepare our facilities for a safe return to work environment as we anticipate implementing a hybrid work model during the year ending January 31, 2023. During the year ended January 31, 2022, we decided to exit twenty-one leased offices. We will continue to evaluate our real estate footprint to determine where we can exit, consolidate, or modify our office space leases, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices. We will continue to evaluate our real estate footprint to determine where we can exit, consolidate, or modify our office space leases, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices.
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 17, “Leases” to our consolidated financial statements included in Part II, Item 8 of this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements. If required, we believe that additional or alternative locations are available on commercially reasonable terms in all areas where we currently do business.

Item 3. Legal Proceedings

CTI Litigation

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our former primary Israeli subsidiary, Cognyte Technologies Ltd. (formerly known as Verint Systems Limited or “VSL”) (Case Number 4186/09) and against our former affiliate CTI (Case Number 1335/09). Also, in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms. Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Israeli Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Israeli Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal. On December 15, 2021, the Israeli Supreme Court rejected CTI’s motion to appeal and the proceedings in the District Court resumed.

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

Unfair Competition Litigation and Related Investigation

On February 14, 2022, Verint Americas Inc., as successor to ForeSee Results, Inc. (“ForeSee”), received negative partial summary judgment decisions in two cases pending against it in the United States District Court for the Eastern District of Michigan. As discussed below, we believe that the court’s decisions were wrongly decided and are contrary to the facts and the law. We are seeking reconsideration of the rulings and will ultimately appeal the rulings if necessary. We believe that the claims asserted by the plaintiffs are without merit. In addition, as explained in our affirmative Delaware litigation, we also believe that by bringing the claims, plaintiffs breached an agreement not to pursue such claims in an improper attempt by them and their founder, Claes Fornell, to extract additional monies from ForeSee.

The two Eastern District of Michigan cases are captioned ACSI LLC v. ForeSee Results, Inc. and CFI Group USA LLC v. Verint Americas Inc. The former case was filed on October 24, 2018 against ForeSee Results, Inc. by American Customer Satisfaction Index, LLC (“ACSI LLC”). Case No. 2:18-cv-13319. Verint completed its acquisition of ForeSee on December 19, 2018. In its complaint, ACSI LLC alleged infringement of two federally registered trademarks and common law unfair competition under federal and state law. ACSI LLC asserts that ForeSee, despite cancelling its license to use ACSI LLC’s alleged trademarks in 2013, has continued to use ACSI LLC’s trademarks. The trademark infringement claim was subsequently dismissed, but the common law unfair competition claims have proceeded. The latter case was filed on September 5, 2019 against Verint Americas Inc. (as successor in interest to ForeSee) by CFI Group USA LLC (“CFI”). Case No. 2:19-cv-12602. In its complaint, CFI alleges unfair competition and false advertising under federal and state law, as well as tortious interference with contract. CFI asserts that ForeSee engaged in unfair competition by using ACSI LLC’s trademarks without a license, and that ForeSee engaged in false advertising by mis-describing its customer satisfaction products. ACSI LLC’s and CFI’s complaints seek unspecified damages on their claims.

Following discovery, on June 3, 2021, ACSI LLC and CFI moved for partial summary judgment on their claims and ForeSee moved for summary judgment against their claims. On February 14, 2022, the Eastern District of Michigan generally granted ACSI LLC’s and CFI’s motions for partial summary judgment and generally denied ForeSee’s motions for summary judgment. As noted above, ForeSee believes that the court’s decisions were wrongly decided, ignore substantial factual evidence in the record, and are contrary to applicable law. On February 28, 2022, ForeSee moved for reconsideration, and that motion is pending before the court. ForeSee continues to believe that there are substantial defenses to the claims in the ACSI LLC and CFI litigations and intends to continue to defend them vigorously.

Verint has also been informed that the U.S. Attorney’s Office for the Eastern District of Michigan’s Civil Division (“USAO”) is conducting a False Claims Act investigation concerning allegations ForeSee and/or Verint failed to provide the federal government the services described in certain government contracts. Verint received a Civil Investigation Demand (“CID”) in connection with this investigation and has provided responses. The False Claims Act contains provisions that allow for private persons to initiate actions by filing claims under seal. We believe that this investigation was initiated in coordination with the Eastern District of Michigan litigation discussed above. Verint continues to work cooperatively with the USAO in its review of this matter. At this point, Verint has not determined that there were any deficiencies in ForeSee’s and/or Verint’s performance of the government contracts.

ForeSee also filed affirmative litigation in the Northern District of Georgia (Case No. 1:19-cv-02892, Complaint filed on June 25, 2019) against ACSI LLC’s predecessor in interest. ACSI LLC has now been substituted as the named defendant. In that action, ForeSee seeks cancellation of ACSI LLC’s federally registered trademarks. In response to ASCI LLC’s motion to dismiss the action, on March 15, 2022, the Georgia court issued an order transferring that action to the Eastern District of Michigan.

ForeSee has also filed affirmative litigation in the District of Delaware (Case No. 1:21-cv-00674, Complaint filed on May 7, 2021) against ACSI LLC, CFI, Claes Fornell, and CFI Software LLC. Claes Fornell founded both ACSI LLC and CFI, and previously co-founded ForeSee before selling it in December 2013 for a significant gain. The Delaware action asserts claims against ACSI LLC, CFI, Fornell, and CFI Software for their breach of a “Joinder and Waiver Agreement” entered into in connection with the December 2013 sale in which they represented that they had no claims against ForeSee and in which they released any such claims. The Delaware action alleges that the Eastern District of Michigan litigations effectively represent an improper attempt by Fornell and his affiliates to profit off of ForeSee a second time (first by selling it in 2013 as a law-abiding company, only to sue it in 2018 and 2019 claiming violations of law for business practices that began while Fornell owned a significant position in ForeSee (via CFI Software) and during the time that Fornell served as chairman of ForeSee’s board). The Delaware action also asserts fraud claims against Fornell and CFI Software for affirmative statements they made in the December 2013 merger agreement which effectuated the sale and in other contemporaneous materials that ForeSee was not engaging in unfair competition or other violations of law. The Delaware litigation seeks as damages any amounts recovered by ACSI LLC, CFI or the USAO in the proceedings discussed above, as well as attorneys’ fees. Defendants moved to dismiss, stay or transfer the Delaware litigation, and the magistrate judge assigned to the case denied the motions to dismiss and transfer but recommended temporarily staying the case pending decisions on the motions for summary judgment in the Eastern District of Michigan. ForeSee objected to the recommended stay, and those objections are currently pending before the Delaware court.

We are a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of any such current matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “VRNT”.

Holders

There were approximately 1,625 holders of record of our common stock at March 15, 2022. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

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

Preferred Stock

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until the 48-month anniversary of the Series A Closing Date, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends on our Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase in certain circumstances, as described in greater detail in Note 10, “Convertible Preferred Stock”, to our consolidated financial statements included in Part II, Item 8 of this report. For the year ended January 31, 2022, we paid $12.9 million of preferred stock dividends, of which $5.2 million was accrued as of January 31, 2021. There were $12.1 million of cumulative unpaid preferred stock dividends at January 31, 2022.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2017 through January 31, 2022, and the reinvestment of any dividends. The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2017 through January 31, 2022. This data is not indicative of, nor intended to forecast, future performance of our common stock. On February 1, 2021, we completed the spin-off of Cognyte with the pro rata distribution to our stockholders of one ordinary share of Cognyte for every one share of Verint common stock held of record as of the close of business on January 25, 2021, pursuant to which Cognyte became an independent public company. For the purpose of the following table, the effect of the separation of Cognyte is reflected in the cumulative total return of Verint common stock as a reinvested dividend.

January 31,	2017	2018	2019	2020	2021	2022
Verint Systems Inc.	$100.00	$111.78	$129.50	$155.29	$207.34	$204.87
NASDAQ Composite Index	$100.00	$133.43	$132.52	$168.35	$242.57	$265.98
NASDAQ Computer & Data Processing Index	$100.00	$144.17	$136.45	$180.82	$258.69	$293.64

Note: This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

Unregistered Sales of Equity Securities and Use of Proceeds

From August 30, 2021 through January 21, 2022 we issued 293,143 shares of our common stock as part of the cashless exercise of approximately 5,031,000 Warrants that were issued concurrently with the issuance of the 2014 Notes (each as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). For additional information regarding these Warrants and the issuance of equity in settlement of the cashless exercise of these Warrants, see “Management Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Arrangements—Note Hedges and Warrants—Warrants” in Part II, Item 7 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 31, 2021, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the year ended January 31, 2022, we acquired approximately 1,600,000 shares of our common stock at a cost of $75.4 million under this program.

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Subsequent to January 31, 2022, we repurchased 1.5 million shares under this stock repurchase program with available cash in the United States. On March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. Please refer to Note 21, “Subsequent Event”, for more information regarding this stock repurchase program.

From time to time, we have purchased shares of our common stock from our directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during Company-imposed trading blackout or lockup periods.

Share purchase activity during the three months ended January 31, 2022 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2021 - November 30, 2021	480	$46.60	—	$—
December 1, 2021 - December 31, 2021	—	—	—	—
January 1, 2022 - January 31, 2022	—	—	—	—
	480	$46.60	—	$—

(1) Represents the approximate weighted-average price paid per share.

Item 6. [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Business” in Item 1, and our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of this report.

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

We incurred cumulative transaction costs of $53.0 million prior to the completion of the Spin-Off, of which $47.7 million and $5.3 million is reflected in our consolidated statement of operations within discontinued operations for the years ended January 31, 2021 and 2020, respectively. Transaction costs primarily consisted of costs incurred for the establishment of separate information systems for each company, along with related information technology costs, third-party advisory, consulting, legal and professional services, as well as other items that were incremental and one-time in nature that related to the Spin-Off.

In connection with the Spin-Off, we entered into several agreements with Cognyte that provide a framework for the relationship between the parties going forward, including a limited duration Transition Services Agreement under which we and Cognyte agreed to provide and/or make available various administrative services and assets to each other for a given period based on each individual service. In no case will services be provided for more than 24 months after the Spin-Off. Services provided included certain services related to finance, accounting, business technology, human resources, information systems, facilities, document management and record retention and technical support. In consideration for such services, we and Cognyte paid fees to each other for the services provided, and those fees were generally in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup. As of January 31, 2022, the performance of services under the Transition Services Agreement was substantially concluded.

The historical results of operations and financial positions of Cognyte are reported as discontinued operations in our consolidated financial statements. For further information on discontinued operations, see Note 2, “Discontinued Operations”, to the consolidated financial statements in Part II, Item 8 of this report. Pursuant to the Spin-Off of the Cognyte Business, we now operate in a single reportable segment, which is described in the “Our Business” section below.

Apax Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020 the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021 the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). Further discussion regarding the Apax investments and details of the closing of both tranches appears in the “Liquidity and Capital Resources-Overview” section below.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The pandemic has caused significant economic disruption and uncertainty and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements and many such restrictions remain in place. Our customers, partners, and vendors, have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format. During the first half of the year ended January 31, 2021, we also implemented certain cost-reduction actions of varying durations. Such actions included, but were not limited to, reducing our discretionary spending, decreasing capital expenditures, reconsidering the optimal uses of our cash and other capital resources, including with respect to our stock repurchases, and reducing workforce-related costs. During the first half of the year ended January 31, 2021, our revenue was adversely impacted by delays and reduced spending attributed to the impact of the pandemic on our customers’ operational priorities and as a result of cost containment measures they had implemented. We saw a reduction or delay in certain large customer contracts, particularly on-premises arrangements, and limitations on access to the facilities of our customers also impacted our ability to deliver some of our products and complete certain implementations, negatively impacting our ability to recognize revenue.

We saw an improvement in the business environment during the second half of the year ended January 31, 2021, which continued through the year ended January 31, 2022 as our customers accelerated the digitization of their customer interactions and internal operations due to the pandemic. This ongoing shift to a digital-first world has increased the importance and relevance of our solutions. Based on the improved business environment and our financial performance, we have in many cases resumed investments and other spending; however, these actions may need to be reassessed depending on how the facts and circumstances surrounding the pandemic evolve. Any such renewed cost controls may have an adverse impact on us, particularly if they remain in place for an extended period. As the pandemic has evolved, we have also adapted our pandemic response on a localized basis based on the prevailing conditions in the locations in which we and our customers, partners, or vendors operate. Currently, the majority of our employees are working remotely. We expect to incur additional costs to the extent we further resume business-related travel and as we prepare our facilities for a safe return to work environment as we anticipate implementing a hybrid work model during the year ending January 31, 2023. During the year ended January 31, 2022, we decided to exit twenty-one leased offices, which resulted in the recognition of accelerated lease expense and other asset impairments of $13.3 million, which is reflected in our consolidated statement of operations within selling, general, and administrative expenses for the year ended January 31, 2022. We will continue to evaluate our real estate footprint to determine where we can exit, consolidate, or modify our office space leases, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices.

We are monitoring developments related to the U.S. federal, state, and local vaccination mandates and testing requirements and are evaluating the impact such mandates and requirements may have on our business and results of operations, including any potential impact on our employees, customers, partners, and vendors. Notwithstanding the strong demand for our cloud-based solutions and the recovery in the business environment, given the uncertainty associated with the pandemic, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited, particularly if the pandemic fails to abate for an extended period of time or worsens. See Part I, Item IA “Risk Factors” of this report for additional discussion of the impact that the COVID-19 pandemic could have on our business and results of operations in the future.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the year ended January 31, 2022. However, we have deferred the timing of employer payroll taxes and accelerated the refund of AMT credits as permitted by the CARES Act. Where taxes payable to government entities have been deferred to a later date, no reduction of expenses has been recorded.

Our Business

Verint helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships.

Verint is uniquely positioned to help organizations close the Engagement Capacity Gap™ with our differentiated Verint Customer Engagement Cloud Platform. Brands today are challenged by new workforce dynamics, ever-expanding customer engagement channels and exponentially more consumer interactions – often while facing limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates a capacity gap, which is widening as the digital transformation continues. Organizations are increasingly seeking technology to close this gap, solutions that are based on artificial intelligence (AI) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience.

Verint is headquartered in Melville, New York, and has more than 30 offices worldwide. We have approximately 4,400 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Key Trends and Factors That May Impact our Performance

We believe there are three market trends that are benefiting Verint today: the acceleration of digital transformation, changes in the workforce shaping the future of work, and elevated customer expectations.

•Acceleration of Digital Transformation: Digital transformation is accelerating, and it is driving significant change in customer engagement for the contact center and across the enterprise. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. We believe that the breadth of customer touchpoints across the enterprise and the rapid growth in digital interactions, benefit Verint as these trends create demand for new solutions that increase automation and connect organizational silos to increase efficiency and elevate the customer experience.

•A Changing Workforce Shapes the Future of Work: Brands are facing unprecedented challenges when it comes to how they manage their changing workforce. Increasingly, brands are managing employees that may work from anywhere. Providing flexibility for where their employees work creates challenges in managing and coaching their teams. And because of the limited resources that are available, brands must find ways to use technology like AI-powered bots to augment their workforce. “The Great Resignation” has put a spotlight on the importance of employee experience and brands must quickly evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new solutions that can shape the future of work, with a workforce of people and bots working together, increased automation, greater employee flexibility and a greater focus on the voice of the employees.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise and meeting those expectations is becoming more difficult with legacy technology. The increase in the number of channels and customer desire to seamlessly shift between channels creates a more complex customer journey for brands to support and manage. Customers also expect that each brand will have a deep understanding of the customer’s relationship with the brand - one that is unified across the enterprise regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, or in the back office or branch. We believe that this trend benefits Verint as it creates demand for new solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

As discussed above, the COVID-19 pandemic is also a material factor that may negatively impact us and demand for our solutions.

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

Revenue Recognition

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, and (b) nonrecurring revenue, which primarily consists of our perpetual licenses, hardware, installation services, and business advisory consulting and training services. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Products sold by us are delivered electronically, shipped from our facilities, or drop-shipped directly from the vendor. We generate all of our revenue from contracts with customers. We generally invoice a customer upon delivery, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our goods and services, and not to provide financing to or from customers.

We account for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized at a point in time (generally perpetual and term license revenue) and which portions must be deferred and recognized over time (generally cloud, professional services, and support revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the creditworthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

Our contracts with customers often include promises to transfer multiple products and services to a customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. For bundled SaaS arrangements, we determine whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, we consider our bundled SaaS deliverable to represent a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We record deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. The transaction price is generally in the form of a fixed fee at contract inception, and excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer.

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

We then look to how control transfers to the customer in order to determine the timing of revenue recognition. Revenue related to bundled SaaS, professional services and customer education services is typically recognized over time as the services are performed. We recognize support revenue, which includes software updates on a when-and-if-available basis, telephone support, and bug fixes or patches, over the term of the customer support agreement, which is typically one year for perpetual licenses support and one to three years for unbundled SaaS support. Unbundled SaaS and perpetual license revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of software licenses earlier than the beginning of the renewal period. In situations where arrangements include customer acceptance provisions, revenue is recognized when we can objectively verify the software complies with the specifications underlying acceptance and the customer has control of the software.

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

Accounting for Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

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

Goodwill and Other Acquired Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. Subsequent to the Spin-Off of Cognyte on February 1, 2021, we became a pure-play customer engagement company that operates as a single reporting unit.

In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect to bypass a qualitative assessment, or if our qualitative assessment indicates that goodwill impairment is more likely than not, we perform quantitative impairment testing. If our quantitative testing determines that the carrying value of the reporting unit exceeds its fair value, goodwill impairment is recognized in an amount equal to that excess, limited to the total goodwill allocated to the reporting unit.

When we decide to perform a qualitative assessment, we assess and make judgments regarding a variety of factors which potentially impact the fair value of the reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. We then consider the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect the reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of the reporting unit exceeds its carrying amount.

When we perform quantitative impairment testing, we utilize one or more of three primary approaches to assess fair value: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using valuation multiples of comparable companies, and (c) a transaction-based approach, using valuation multiples for recent acquisitions of similar businesses made in the marketplace.

Our estimate of fair value of our reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future growth rates, (c) estimates of our future cost structure, (d) discount rates for our estimated cash flows, (e) selection of peer group companies for the comparable public company and the comparable transaction approaches, (f) required levels of working capital, (g) assumed terminal value, and (h) time horizon of cash flow forecasts.

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

Based upon our November 1, 2021 quantitative goodwill impairment review of our reporting unit, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying value. Our reporting unit carried goodwill of $1,353.4 million at January 31, 2022.

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

During the three-year period ended January 31, 2022, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands, except per share data)	2022	2021	2020
Revenue	$874,509	$830,247	$846,525
Operating income (loss)	$46,843	$57,422	$(1,973)
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(4,509)	$(57,310)	$(47,089)
Net loss from continuing operations per common share attributable to Verint Systems Inc.:
Basic	$(0.07)	$(0.88)	$(0.71)
Diluted	$(0.07)	$(0.88)	$(0.71)

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Our revenue increased approximately $44.3 million, or 5%, from $830.2 million in the year ended January 31, 2021 to $874.5 million in the year ended January 31, 2022. The increase consisted of a $57.5 million increase in recurring revenue, partially offset by a $13.2 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC represented approximately 69%, 20%, and 11% of our total revenue, respectively, in the year ended January 31, 2022, compared to approximately 69%, 21%, and 10%, respectively, in the year ended January 31, 2021. Further details of changes in revenue are provided below.

Operating income was $46.8 million in the year ended January 31, 2022, compared to $57.4 million in the year ended January 31, 2021. This decrease in operating income was primarily due to a $43.8 million increase in operating expenses, partially offset by a $33.2 million increase in gross profit. The increase in operating expenses consisted of a $49.5 million increase in selling, general and administrative expenses, partially offset by a $4.9 million decrease in net research and development expenses and a $0.8 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss from continuing operations attributable to Verint Systems Inc. common shares was $4.5 million and diluted net loss per common share was $0.07 in the year ended January 31, 2022, compared to net loss from continuing operations attributable to Verint Systems Inc. common shares of $57.3 million and diluted net loss per common share of $0.88 in the year ended January 31, 2021. The decrease in net loss from continuing operations attributable to Verint Systems Inc. per common share and diluted net loss per common share in the year ended January 31, 2022 was primarily due to a $91.8 million decrease in total other expense, net primarily due to the elimination of a non-cash revaluation loss related to the Future Tranche Right as a result of the issuance of the Series B Preferred Stock, partially offset by a $16.9 million increase in our provision for income taxes, an $11.3 million increase in Preferred Stock dividends due to the issuance of the Series B Preferred Stock, a $10.6 million decrease in operating income, as described above, and a $0.2 million increase in net income from continuing operations attributable to our noncontrolling interests. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore, our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the year ended January 31, 2022 to average exchange rates for the year ended January 31, 2021, the U.S. dollar weakened relative to the British pound sterling, the Australian dollar, the euro, and the Israeli shekel rate (hedged and unhedged), resulting in an overall increase in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2022, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2021, our revenue would have been approximately $9.2 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $11.9 million lower, which would have resulted in a $2.7 million increase in operating income.

As of January 31, 2022, we employed approximately 4,400 professionals, including part-time employees and certain contractors, compared to approximately 4,300 at January 31, 2021.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Our revenue decreased approximately $16.3 million, or 2%, from $846.5 million in the year ended January 31, 2020 to $830.2 million in the year ended January 31, 2021. The decrease consisted of a $57.5 million decrease in nonrecurring revenue, partially offset by a $41.2 million increase in recurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC represented approximately 69%, 21%, and 10% of our total revenue, respectively, in the year ended January 31, 2021, compared to approximately 70%, 20%, and 10%, respectively, in the year ended January 31, 2020. Further details of changes in revenue are provided below.

Operating income was $57.4 million in the year ended January 31, 2021, compared to an operating loss of $2.0 million in the year ended January 31, 2020. This increase in operating income was primarily due to a $59.1 million decrease in operating expenses and a $0.3 million increase in gross profit. The decrease in operating expenses consisted of a $51.9 million decrease in selling, general and administrative expenses primarily due to cost reduction initiatives we implemented in response to the COVID-19 pandemic, a $6.1 million decrease in net research and development expenses, and a $1.1 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss from continuing operations attributable to Verint Systems Inc. common shares was $57.3 million and diluted net loss per common share was $0.88 in the year ended January 31, 2021, compared to net loss from continuing operations attributable to Verint Systems Inc. common shares of $47.1 million and diluted net loss per common share of $0.71 in the year ended January 31, 2020. The increase in net loss from continuing operations attributable to Verint Systems Inc. per common share and diluted net loss per common share in the year ended January 31, 2021 was primarily due to a $61.5 million increase in total other expense, net primarily due to the change in fair value of the Future Tranche Right issued in connection with our Preferred Stock, a $7.7 million increase in dividends on Preferred Stock, and a $0.5 million increase in net income from continuing operations attributable to our noncontrolling interests, partially offset by a $59.4 million increase in operating income, as described above. Further details of these changes are provided below.

As noted above, a portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the year ended January 31, 2021 to average exchange rates for the year ended January 31, 2020, the U.S. dollar strengthened relative to the Brazilian real, and Indian rupee and weakened against the euro, British pound sterling, and our Israeli shekel rate (hedged and unhedged), resulting in an overall increase in our revenue and expenses, on a U.S. dollar-denominated basis. For the year ended January 31, 2021, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2020, our revenue would have been approximately $1.3 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $0.5 million lower, which would have resulted in a $0.8 million decrease in operating income.

As of January 31, 2021 and 2020, we employed approximately 4,300 professionals, including part-time employees and certain contractors.

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

The following table sets forth revenue by category for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,			% Change
(in thousands)	2022	2021	2020	2022 - 2021	2021 - 2020
Recurring revenue
Bundled SaaS revenue	$183,035	$145,962	$115,925	25%	26%
Unbundled SaaS revenue	139,729	71,990	48,018	94%	50%
Optional managed services revenue	65,648	59,459	56,534	10%	5%
Total cloud revenue	388,412	277,411	220,477	40%	26%
Support revenue	244,717	298,213	313,901	(18)%	(5)%
Total recurring revenue	633,129	575,624	534,378	10%	8%
Nonrecurring revenue
Perpetual revenue	138,078	141,840	179,882	(3)%	(21)%
Professional services revenue	103,302	112,783	132,265	(8)%	(15)%
Total nonrecurring revenue	241,380	254,623	312,147	(5)%	(18)%
Total revenue	$874,509	$830,247	$846,525	5%	(2)%

Recurring Revenue

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Recurring revenue increased approximately $57.5 million, or 10%, from $575.6 million in the year ended January 31, 2021 to $633.1 million in the year ended January 31, 2022. The increase consisted of a $111.0 million increase in cloud revenue, partially offset by a $53.5 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from support conversion transactions and new cloud deployments, and an increase in bundled SaaS and optional managed services as we continue to see positive demand from customers across our portfolio of cloud-based solutions and services. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions. We expect our revenue mix to continue to shift to recurring sources, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud-based solutions.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Recurring revenue increased approximately $41.2 million, or 8%, from $534.4 million in the year ended January 31, 2020 to $575.6 million in the year ended January 31, 2021. The increase consisted of a $56.9 million increase in cloud revenue, partially offset by a $15.7 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in bundled SaaS driven by positive demand from customers across our portfolio for cloud-based solutions and services, and an increase in unbundled SaaS revenue resulting from new cloud deployments and support conversion transactions. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions.

Nonrecurring Revenue

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Nonrecurring revenue decreased approximately $13.2 million, or 5%, from $254.6 million in the year ended January 31, 2021 to $241.4 million in the year ended January 31, 2022. The decrease consisted of a $9.5 million decrease in professional services revenue and a $3.7 million decrease in perpetual revenue. The decrease in professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. The decrease in perpetual revenue was primarily due to a continued shift in spending by our customers towards our cloud-based solutions. Our nonrecurring revenue can fluctuate from period to period, as some large contracts can represent a significant share of our nonrecurring revenue for a given period.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Nonrecurring revenue decreased approximately $57.5 million, or 18%, from $312.1 million in the year ended January 31, 2020 to $254.6 million in the year ended January 31, 2021. The decrease consisted of a $38.0 million decrease in perpetual revenue and a $19.5 million decrease in professional services revenue. The decrease in perpetual revenue was primarily driven by delayed purchasing decisions on large contracts, particularly on-premises arrangements, and reduced product spending by customers, both due to the COVID-19 pandemic, and a shift in spending by our customers towards our cloud-based solutions. The decrease in professional services revenue was due to the impact of the COVID-19 pandemic and related containment measures, including customer facility closures and travel restrictions, and an overall shift in our business to a cloud-based model.

Cost of Revenue

The following table sets forth cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,			% Change
(in thousands)	2022	2021	2020	2022 - 2021	2021 - 2020
Cost of recurring revenue	$156,569	$139,044	$132,789	13%	5%
Cost of nonrecurring revenue	124,226	130,545	149,795	(5)%	(13)%
Amortization of acquired technology	17,777	17,962	21,579	(1)%	(17)%
Total cost of revenue	$298,572	$287,551	$304,163	4%	(5)%

Cost of Recurring Revenue

Cost of recurring revenue primarily consists of employee compensation and related expenses for our cloud operations and support teams, contractor costs, cloud infrastructure and data center costs, travel expenses relating to optional managed services and support, and royalties due to third parties for software components that are embedded in our cloud-based solutions. Cost of recurring revenue also includes stock-based compensation expenses, facility costs, and other allocated overhead expenses.

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Cost of recurring revenue increased approximately $17.6 million, or 13%, from $139.0 million for the year ended January 31, 2021 to $156.6 million for the year ended January 31, 2022. The increase was primarily due to an increase in employee compensation, contractor expenses, and general overhead costs compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, as well as an increase in headcount, the write-off of prepaid license royalties that are not core to our growth strategy, and an increase in data center and cloud costs associated with the increase in cloud revenue. Our recurring revenue gross margins decreased slightly from 76% in the year ended January 31, 2021 to 75% in the year ended January 31, 2022, primarily due to the one-time write-off of prepaid license royalties during the year ended January 31, 2022.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Cost of recurring revenue increased approximately $6.2 million, or 5%, from $132.8 million for the year ended January 31, 2020 to $139.0 million for the year ended January 31, 2021, primarily due to an increase in data center and cloud costs associated with the corresponding increase in cloud revenue and an increase in employee compensation and related expenses, partially offset by a decrease in travel and general overhead costs as a result of cost reduction initiatives related to the COVID-19 pandemic. Our recurring revenue gross margins increased from 75% in the year ended January 31, 2020 to 76% in the year ended January 31, 2021, primarily due to temporary COVID-19 pandemic cost containment measures that we implemented.

We expect our cost of recurring revenue to continue to increase as we continue to invest in our cloud operations to support our growing cloud customer base and improve the security of our solutions.

Cost of Nonrecurring Revenue

Cost of nonrecurring revenue primarily consists of employee compensation and related expenses, contractor costs, travel expenses relating to installation, training and consulting services, hardware material costs, and royalties due to third parties for software components that are embedded in our on-premises software solutions. Cost of nonrecurring revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses.

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Cost of nonrecurring revenue decreased approximately $6.3 million, or 5%, from $130.5 million in the year ended January 31, 2021 to $124.2 million in the year ended January 31, 2022. The decrease was primarily driven by a decrease in general overhead expenses as a result of the Spin-Off, a decrease in employee compensation and related expenses due to a decrease in headcount supporting nonrecurring revenue offerings, and lower contractor costs. These decreases were offset by an increase in third-party hardware delivered and related shipping and handling costs during the current year. Our overall nonrecurring gross margins were 49% in each of the years ended January 31, 2022 and 2021.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Cost of nonrecurring revenue decreased approximately $19.3 million, or 13%, from $149.8 million in the year ended January 31, 2020 to $130.5 million in the year ended January 31, 2021. The decrease was primarily due to a decrease in travel costs, employee compensation, and contractor costs as a result of cost reduction initiatives related to the COVID-19 pandemic and our overall shift towards cloud-based solutions. Our overall nonrecurring gross margin decreased from 52% in the year ended January 31, 2020 to 49% in the year ended January 31, 2021, primarily due to lower sales volume due to the COVID-19 pandemic, which resulted in revenue decreasing at a faster rate than nonrecurring costs.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Amortization of acquired technology decreased approximately $0.2 million, or 1%, from $18.0 million in the year ended January 31, 2021 to $17.8 million in the year ended January 31, 2022. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2022, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Amortization of acquired technology decreased approximately $3.6 million, or 17%, from $21.6 million in the year ended January 31, 2020 to $18.0 million in the year ended January 31, 2021. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2021, partially offset by amortization expense of acquired technology intangible assets associated with business combinations that closed during the prior year, for which a full year of amortization expense was reflected in the year ended January 31, 2021.

Further discussion regarding our business combinations appears in Note 6, “Business Combinations and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this report.

Research and Development, Net

Research and development expenses consist primarily of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.

The following table sets forth research and development, net for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,			% Change
(in thousands)	2022	2021	2020	2022 - 2021	2021 - 2020
Research and development, net	$123,291	$128,152	$134,236	(4)%	(5)%

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Research and development, net decreased approximately $4.9 million, or 4%, from $128.2 million in the year ended January 31, 2021 to $123.3 million in the year ended January 31, 2022. This decrease was primarily attributable to a $16.9 million decrease in indirect R&D shared support services and facility expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off, a $3.6 million increase in benefits from participation in certain government-sponsored programs for the support of R&D activities, and a $2.5 million decrease in general overhead costs. These decreases were partially offset by a $7.8 million increase in employee compensation and related expenses compared to the prior year period during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, and increased investment in R&D headcount, a $5.7 million increase in contractor costs, a $3.6 million increase in stock-based compensation expenses due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current year, additional performance based awards in connection with completion of the Spin-Off, and a change in our R&D employee bonus payment structure, and a $1.1 million increase in third party software components in support of our cloud business.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Research and development, net decreased approximately $6.0 million, or 5%, from $134.2 million in the year ended January 31, 2020 to $128.2 million in the year ended January 31, 2021. The decrease was primarily due to a $3.3 million decrease in stock-based compensation as a result of a change in our R&D employee bonus payment structure and cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $1.8 million decrease in travel related expenses, and a $1.3 million decrease in employee compensation and related expenses, excluding stock-based compensation, partially offset by a $0.4 million decrease in capitalized software development costs.

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

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,			% Change
(in thousands)	2022	2021	2020	2022 - 2021	2021 - 2020
Selling, general and administrative	$376,808	$327,345	$379,234	15%	(14)%

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Selling, general and administrative expenses increased approximately $49.5 million, or 15%, from $327.3 million in the year ended January 31, 2021 to $376.8 million in the year ended January 31, 2022. This increase was primarily due to an increase of $14.9 million in employee compensation and related expenses, a $7.0 million increase in contractor costs, and a $3.8 million increase in marketing related expenses compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, a $17.5 million increase in stock-based compensation expenses due to a shorter vesting schedule for prior year grants which resulted in a greater charge in the current year period, additional performance-based awards in connection with completion of the Spin-Off, and a change in the employee bonus payment structure, $13.3 million of accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases, a $5.0 million increase in professional service fees primarily related to recent business combinations, and $2.6 million of one-time nonrecurring operational costs incurred during the current period related to the Spin-Off, in that they are only necessary because of the Spin-Off, but they are not transactional type costs. These increases in SG&A expenses were partially offset by a $13.4 million decrease in indirect SG&A shared support services and facilities expenses due to a reduction in our shared support services workforce as a result of the completion of the Spin-Off. SG&A expenses were also impacted by a $1.7 million increase due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.8 million for the year ended January 31, 2021 to a net charge of $0.9 million during the year ended January 31, 2022, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Selling, general and administrative expenses decreased approximately $51.9 million, or 14%, from $379.2 million in the year ended January 31, 2020 to $327.3 million in the year ended January 31, 2021. This decrease was primarily attributable to cost reduction initiatives we implemented in response to the COVID-19 pandemic, which resulted in a $13.7 million decrease in travel related costs, a $7.8 million decrease in contractors used for corporate support activities, and a $5.6 million decrease in marketing related expenses due to the cancellation of certain sales and marketing events and trade shows. Additionally, stock-based compensation decreased by $14.2 million primarily due to a change in employee bonus payment structure and professional fees decreased by $7.9 million due to a shareholder proxy contest that impacted the year ended January 31, 2020. Selling, general, and administrative expenses were also impacted by a $5.7 million decrease due to the change in the fair value of our obligations under contingent consideration arrangements, from a net expense of $4.9 million in the year ended January 31, 2020 to a net benefit of $0.8 million during the year ended January 31, 2021, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. These decreases were partially offset by a $4.6 million increase in depreciation expense on fixed assets used for general administration purposes.

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

The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,			% Change
(in thousands)	2022	2021	2020	2022 - 2021	2021 - 2020
Amortization of other acquired intangible assets	$28,995	$29,777	$30,865	(3)%	(4)%

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Amortization of other acquired intangible assets decreased approximately $0.8 million, or 3%, from $29.8 million in the year ended January 31, 2021 to $29.0 million in the year ended January 31, 2022. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2022, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Amortization of other acquired intangible assets decreased approximately $1.1 million, or 4%, from $30.9 million in the year ended January 31, 2020 to $29.8 million in the year ended January 31, 2021. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2021, partially offset by amortization expense associated with acquired intangible assets from business combinations that closed during the prior year, for which a full year of amortization expense was reflected in the year ended January 31, 2021.

Further discussion regarding our business combinations appears in Note 6, “Business Combinations and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,			% Change
(in thousands)	2022	2021	2020	2022 - 2021	2021 - 2020
Interest income	$233	$1,461	$2,111	(84)%	(31)%
Interest expense	(10,325)	(39,803)	(40,314)	(74)%	(1)%
Losses on early retirements of debt	(2,474)	(143)	—	*	*
Other income (expense):
Foreign currency (losses) gains	(1,644)	(1,584)	672	4%	*
(Losses) gains on derivatives	(14,374)	(1,267)	204	*	*
Fair value change of future tranche right	15,810	(56,146)	—	(128)%	*
Other, net	5,435	(1,604)	(267)	*	*
Total other income (expense), net	5,227	(60,601)	609	(109)%	*
Total other expense, net	$(7,339)	$(99,086)	$(37,594)	(93)%	164%

* Percentage is not meaningful.

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Total other expense, net, decreased by $91.7 million from $99.1 million in the year ended January 31, 2021 to $7.3 million in the year ended January 31, 2022.

Interest expense decreased to $10.3 million in the year ended January 31, 2022 from $39.8 million in the year ended January 31, 2021 due to lower interest expense related to our 2014 Notes, as a result of the 2014 Notes maturing on June 1, 2021 and our early adoption of ASU No. 2020-06 on February 1, 2021. As a result of this adoption, the 2014 Notes were accounted for as a single liability until maturity as the new accounting guidance eliminated the amortization of the debt discount. Prior to February 1, 2021, the carrying amount of the equity component of the 2014 Notes was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt discount costs associated with the 2014 Notes was $12.9 million in the year ended January 31, 2021. See Note 1, “Description of Business and Summary of Significant Accounting Policies” in our notes to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding the adoption of ASU No. 2020-06. Interest expense also decreased due to lower interest rates on outstanding borrowings as well as lower outstanding borrowings as a result of the partial prepayment of our 2017 Term Loan in conjunction with the issuance of the 2021 Notes and no outstanding balances under our 2017 Revolving Credit Facility during the year ended January 31, 2022.

During the year ended January 31, 2022, we recorded $2.5 million of losses on early retirements of debt, $2.0 million of which was a result of repaying $309.0 million of our 2017 Term Loan. In April 2021, we also amended the 2017 Credit Agreement and refinanced our 2017 Revolving Credit Facility, which otherwise would have matured on June 29, 2022, resulting in the write off of $0.5 million of unamortized deferred debt issuance costs related to certain lenders who will no longer provide commitments under the 2021 Revolving Credit Facility. Further discussion regarding our 2017 Credit Agreement, 2017 Term Loan and 2021 Revolving Credit Facility appears in Note 8, “Long-term Debt” to our consolidated financial statements included in Part II, Item 8 of this report.

We recorded $1.6 million of net foreign currency losses in each of the years ended January 31, 2022 and 2021. Our foreign currency losses in the current year period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling, the Australian dollar, and the Brazilian real.

During the year ended January 31, 2022, we recorded a $14.4 million loss on our interest rate swap as a result of the partial early retirement of our 2017 Term Loan, with no comparable transaction in the prior year period.

During the year ended January 31, 2022, we recorded a non-cash Future Tranche Right revaluation gain of $15.8 million compared to a revaluation loss of $56.1 million during year ended January 31, 2021. The non-cash gain for the current period relates to the final mark-to-market adjustment of the Future Tranche Right, issued in connection with the closing of the Series A Preferred Stock on May 7, 2020 relative to the potential future issuance of the Series B Preferred Stock. The change in fair value was primarily due to a decrease in our stock price from January 31, 2021 to immediately prior to the issuance of the Series B Preferred Stock, which decreased the estimated fair value of the Future Tranche Right. Upon the issuance of the Series B Preferred Stock on April 6, 2021, the Future Tranche Right was settled and no further charges (or benefits) will be recorded. The non-cash charge for the prior year period relates to the change in fair value of the Future Tranche Right primarily due to a significant increase in our stock price during the period, which increased the estimated fair value of the Future Tranche Right. Please refer to Note 10, “Convertible Preferred Stock” and Note 14, “Fair Value Measurements” to our consolidated financial statements included in Part II, Item 8 of this report for additional information regarding the Future Tranche Right.

We recorded $5.4 million of income within other, net in the year ended January 31, 2022, primarily due to the recognition of a $3.1 million unrealized gain from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period. During the year ended January 31, 2021, we recorded $1.6 million of expenses within other, net primarily due to fees in connection with our second amendment to the 2017 Credit Agreement.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Total other expense, net, increased by $61.5 million from $37.6 million in the year ended January 31, 2020 to $99.1 million in the year ended January 31, 2021.

Interest income decreased from $2.1 million in the year ended January 31, 2020 to $1.5 million in the year ended January 31, 2021 due to a decrease in average interest rates, partially offset by interest earned on higher cash balances.

Interest expense decreased to $39.8 million in the year ended January 31, 2021 from $40.3 million in the year ended January 31, 2020 primarily due to lower interest rates on outstanding borrowings.

We recorded $1.6 million of net foreign currency losses in the year ended January 31, 2021 compared to $0.7 million of net foreign currency gains in the year ended January 31, 2020. Our foreign currency gains and losses are primarily the result of fluctuations associated with the exchange rate movement of the U.S. dollar against the euro, the Israeli shekel, the Brazilian real, and the British pound sterling.

During the year ended January 31, 2021, there were net losses on derivative financial instruments (not designated as hedging instruments) of $1.3 million, compared to $0.2 million of net gains on such instruments for the year ended January 31, 2020. The net losses during the year ended January 31, 2021 were primarily the result of an unrealized loss associated with our interest rate swap contract.

During the year ended January 31, 2021, we recorded a non-cash Future Tranche Right charge of $56.1 million. This non-cash charge for the period relates to the change in fair value of the Future Tranche Right (the right of the Apax Investor to purchase the Series B Preferred Stock at a future date), issued in connection with the closing of the Series A Preferred Stock on May 7, 2020. The change in fair value was primarily due to a significant increase in our stock price during the period, which increased the estimated fair value of the Future Tranche Right.

During the year ended January 31, 2021, we recorded $1.6 million of expenses within other, net compared to $0.3 million of net expenses for the year ended January 31, 2020. The net expenses during the year ended January 31, 2021 were primarily due to fees in connection with our second amendment to the 2017 Credit Agreement. Further discussion of the second amendment to the 2017 Credit Agreement appears in Note 8, “Long-Term Debt” to our consolidated financial statements included in Part II, Item 8 of this report.

Provision for Income Taxes

The following table sets forth our provision for income taxes from continuing operations for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Provision for income taxes	$23,853	$6,937	$6,943

Intra-period allocation rules require us to allocate our provision for income taxes between continuing operations and other categories such as discontinued operations or comprehensive income (loss). As described in Item 8, Note 2, “Discontinued Operations”, the results of Cognyte have been reported as discontinued operations for all periods presented.

Year Ended January 31, 2022 compared to Year Ended January 31, 2021. Our effective income tax rate was 60.4% for the year ended January 31, 2022, compared to a negative effective income tax rate of 16.6% for the year ended January 31, 2021. For the year ended January 31, 2022, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to the U.S. taxation of certain foreign income and impact of a tax rate change in a foreign jurisdiction, offset by the change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance. The effective tax rate is further impacted by the mix and levels of income and losses among taxing jurisdictions, changes in valuation allowances, and changes in unrecognized income tax benefits.

For the year ended January 31, 2021, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 21.0% primarily due to the impact of U.S. taxation of certain foreign activities, and the change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance. The effective rate is further impacted by the mix and levels of income and losses among taxing jurisdictions, changes in valuation allowances, and changes in unrecognized income tax benefits.

Year Ended January 31, 2021 compared to Year Ended January 31, 2020. Our effective income tax rate was negative 16.6% for the year ended January 31, 2021, compared to a negative effective income tax rate of 17.5% for the year ended January 31, 2020. For the year ended January 31, 2021, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 21.0% primarily due to the impact of U.S. taxation of certain foreign activities and the change in the fair value of the Future Tranche Right associated with the Preferred Stock. The effective tax rate is further impacted by the mix and levels of income and losses among taxing jurisdictions, changes in valuation allowances, and changes in unrecognized income tax benefits.

For the year ended January 31, 2020, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 21.0% primarily due to the impact of U.S. taxation of certain foreign activities, the mix and levels of income and losses among taxing jurisdictions, and changes in valuation allowances and in unrecognized income tax benefits.

Net Income from Discontinued Operations

As more fully described in Note 2, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8 of this report, on February 1, 2021, we completed the Spin-Off of our Cognyte Business into an independent public company, Cognyte. As a result, the historical results of operations for Cognyte have been included within discontinued operations in our consolidated financial statements.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that the Apax Investor would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019, the Apax Investor purchased $200.0 million of our Series A Preferred Stock in an issuance that closed on May 7, 2020, with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock in an issuance that closed on April 6, 2021. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of January 31, 2022, Apax’s ownership in us on an as-converted basis was approximately 12.9%.

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until the 48-month anniversary of the closing of the Series A Preferred Stock investment, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. We used the proceeds from the Apax investment to repay outstanding indebtedness, to fund a portion of our stock repurchase programs (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 10, “Convertible Preferred Stock”, to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding the Apax convertible preferred stock investment.

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

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, and terminated a prior credit agreement. The 2017 Credit Agreement was amended on January 31, 2018 (the “2018 Amendment”), again on June 8, 2020 (the “2020 Amendment”), and again on April 9, 2021 (the “2021 Amendment”). Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off within the parameters set forth in the 2017 Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding if such 2014 Notes were cash collateralized in accordance with the 2017 Credit Agreement, as amended, for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility. On February 26, 2021, we deposited approximately $390.0 million of cash, representing the full principal amount of the 2014 Notes then outstanding, as well as the final interest payment on the 2014 Notes due at maturity, into an escrow account in satisfaction of the cash collateralization provisions of the 2020 Amendment. On May 28, 2021, prior to the June 1, 2021 maturity date of the 2014 Notes, we used the escrowed cash to settle the principal amount, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of common stock. Further discussion of our 2017 Credit Agreement as amended, appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $57.0 million of net cash expended for business acquisitions during the year ended January 31, 2022. There were no business acquisitions during the year ended January 31, 2021. Please refer to Note 6, “Business Combinations”, to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding our recent business combinations.

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

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $140.2 million and $241.1 million as of January 31, 2022 and 2021, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.4 million and $0.6 million, at January 31, 2022 and 2021, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2022, and withholding taxes of $1.0 million accrued as of January 31, 2022 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Cash and cash equivalents	$358,805	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	6	15
Short-term investments	765	46,300
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$359,576	$631,588
Total debt, including current portions	$406,954	$789,494

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the Preferred Stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and/or stock repurchases under repurchase programs that may be in place from time to time (subject to the terms of our 2017 Credit Agreement). Please see the “Liquidity and Capital Resources Requirements” section below for further information about our recent stock repurchase programs.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities from continuing operations	$134,654	$159,653	$126,998
Net cash used in investing activities from continuing operations	(35,900)	(54,015)	(96,261)
Net cash (used in) provided by financing activities from continuing operations	(430,123)	76,810	(107,903)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(841)	(60)	(1,823)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	(9,055)	106,088	77,947
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(341,265)	$288,476	$(1,042)

Our financing activities from continuing operations used $430.1 million of net cash and our investing activities from continuing operations used $35.9 million of net cash during the year ended January 31, 2022, which was partially offset by $134.7 million of cash generated from operating activities from continuing operations. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items, and working capital changes. Operating activities from continuing operations generated $134.7 million of net cash during the year ended January 31, 2022, compared to $159.7 million generated during the year ended January 31, 2021. Our operating cash flow in the current year decreased despite a year-over-year increase in collections due to lower cash operating costs in the prior year as a result of the COVID-19 pandemic, one-time separation costs and higher income tax payments related to the Spin-Off in the current year period, and a greater portion of bonuses being paid in cash compared to the prior year.

Operating activities from continuing operations generated $159.7 million of net cash during the year ended January 31, 2021, compared to $127.0 million generated during the year ended January 31, 2020. Our improved operating cash flow in the year ended January 31, 2021 was primarily due to cost reduction initiatives we implemented in response to the COVID-19 pandemic during the first half of the year, partially offset by $8.0 million of higher combined interest and net income tax payments during the year ended January 31, 2021 as compared to the prior year.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities from Continuing Operations

During the year ended January 31, 2022, our investing activities from continuing operations used $35.9 million of net cash, consisting primarily of $57.0 million of net cash utilized for business combinations and $24.5 million of payments for property, equipment, and capitalized software development, partially offset by a $45.5 million of net sales and maturities of short-term investments and a $0.1 million decrease in restricted bank time deposits.

During the year ended January 31, 2021, our investing activities from continuing operations used $54.0 million of net cash, consisting primarily of $32.8 million of net purchases of short-term investments and $21.3 million of payments for property, equipment, and capitalized software development costs, partially offset by a $0.1 million decrease in restricted bank time deposits.

During the year ended January 31, 2020, our investing activities from continuing operations used $96.3 million of net cash, consisting primarily of $55.4 million of net cash utilized for business combinations, $30.9 million of payments for property, equipment, and capitalized software development costs, and $12.5 million of net purchases of short-term investments, partially offset by $2.9 million of proceeds from settlements of our derivative financial instruments not designated as hedges.

We had no significant commitments for capital expenditures at January 31, 2022.

Net Cash (Used in) Provided by Financing Activities from Continuing Operations

For the year ended January 31, 2022, our financing activities from continuing operations used $430.1 million of net cash primarily due to $386.9 million of payments to settle our 2014 Notes, $310.1 million of repayments of borrowings under our 2017 Term Loan, $114.7 million of net cash transferred to Cognyte upon the completion of the Spin-Off, $76.0 million of payments to repurchase common stock, $41.1 million of payments to purchase the capped calls in connection with the issuance of our 2021 Notes, $16.5 million paid to terminate our interest rate swap, $12.9 million of payments of Preferred Stock dividends, $10.7 million paid for debt-related issuance fees, $4.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $4.5 million paid to exercise an option to acquire the noncontrolling interests of two majority owned subsidiaries, $3.1 million of finance lease payments, and a $1.1 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $315.0 million of proceeds from the issuance of our 2021 Notes, $198.7 million of net proceeds from the issuance of the Series B Preferred Stock, and $38.3 million from a dividend and other settlements received from Cognyte during the period in connection with the Spin-Off.

For the year ended January 31, 2021, our financing activities from continuing operations generated $76.8 million of net cash, primarily due to $197.3 million of net proceeds from the issuance of preferred stock and $155.0 million of proceeds from borrowings under our revolving credit facility used to fund share repurchases, partially offset by $207.2 million for repayments of borrowings and other financing obligations, $36.8 million of payments to repurchase common stock, $13.0 million of payments to repurchase $13.1 million principal amount of our 2014 Notes, $9.3 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, a $5.4 million distribution to a noncontrolling shareholder of one of our subsidiaries, $2.3 million of payments for debt-related costs, and $1.6 million of payments of preferred stock dividends.

For the year ended January 31, 2020, our financing activities from continuing operations used $107.9 million of net cash, the most significant portions of which were $113.7 million of payments to repurchase common stock, $21.0 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $6.5 million for repayments of borrowings and other financing obligations, payments of $6.0 million related to deferred purchase price of a prior period business combination, and a $5.5 million distribution to a noncontrolling shareholder of one of our subsidiaries. The cash used by these financing activities was partially offset by $45.0 million of proceeds from borrowings under our revolving credit facility used to fund share repurchases.

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

Our liquidity could be negatively impacted by a decrease in demand for our products and services, including the impact of changes in customer buying behavior due to circumstances over which we have no control, including, but not limited to, the effects of the COVID-19 pandemic. If we determine to make additional business acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of additional equity or debt securities or an increase in our borrowings under our credit facility.

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

On March 31, 2021, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the year ended January 31, 2022, we acquired approximately 1,600,000 shares of our common stock at a cost of $75.4 million under this program.

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Subsequent to January 31, 2022, we repurchased 1.5 million shares under this stock repurchase program with available cash in the United States. On March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. Please refer to Note 21, “Subsequent Event”, for more information regarding this stock repurchase program.

Financing Arrangements

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026, unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2022, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on January 31, 2022, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2022, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted, as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid in capital.

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

As of January 31, 2021, the 2014 Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares of common stock if all of the 2014 Notes were converted and the conversions were settled entirely in common stock. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of $40.55 per share of common stock and would have resulted in the issuance of approximately 9,541,000 shares of common stock if all of the 2014 Notes had been converted prior to maturity and the conversions were settled entirely in common stock.

During the year ended January 31, 2021, we repurchased $13.1 million principal amount of our 2014 Notes (the “Repurchased 2014 Notes”) in open market transactions for an aggregate of $13.0 million in cash.

Note Hedges and Warrants

Concurrently with the issuance of the 2014 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). Prior to the Spin-Off, the combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the 2014 Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of the conversion rate adjustments, the Note Hedges and the Warrants served to increase the effective conversion price for the 2014 Notes to $47.18 per share. The Note Hedges and Warrants were each separate instruments from the 2014 Notes.

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equaled the initial conversion price of the 2014 Notes. As a result of the Spin-Off, on February 1, 2021, the call options on our stock were adjusted to allow us to purchase up to 9,865,000 shares of our common stock at a price of $40.55, which was equal to the adjusted conversion price of the 2014 Notes. We were permitted to settle the Note Hedges in cash, shares of our common stock, or a combination thereof, at our option, and they were intended to reduce our exposure to potential dilution upon conversion of the 2014 Notes. We paid $60.8 million for the Note Hedges, which was recorded as a charge to additional paid-in capital. Our exercise rights under the Note Hedges were automatically triggered upon conversion of any 2014 Notes and the Note Hedges otherwise terminated upon maturity of the 2014 Notes, on June 1, 2021. In connection with the maturity of the 2014 Notes on June 1, 2021, we received approximately 1,250,000 shares of our common stock from the counterparties under the Note Hedges, which offset the dilution resulting from the settlement of the conversion premium on the 2014 Notes as the market value per share of our common stock, as measured under the terms of the Note Hedges, was greater than the strike price of the Note Hedges.

The Repurchased 2014 Notes acquired during the year ended January 31, 2021 as described above did not change the number of common shares subject to the Note Hedges as the counterparties agreed that the options under the Note Hedges remained outstanding notwithstanding such repurchase. Upon maturity of the 2014 Notes, we received approximately 42,000 shares of our common stock from the counterparties to the Note Hedges as reimbursement for the in-the-money portion of the Repurchased 2014 Notes.

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the terms of the Warrants provided the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants expired incrementally on a series of expiration dates between August 30, 2021 and January 21, 2022. At each expiration date the Warrants were exercised where the market price per share of our common stock exceeded the strike price of the Warrants, and we issued an aggregate of 293,143 shares of our common stock as part of the cashless exercise of approximately 5,031,000 Warrants. The Warrants had a dilutive effect on net income per share to the extent that the average market value of our common stock, exceeded the strike price of the Warrants. There are no Warrants outstanding as of January 31, 2022.

Credit Agreements

On June 29, 2017, we entered into a credit agreement with certain lenders, and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “2017 Credit Agreement”).

The 2017 Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at January 31, 2022 and 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), which refinanced our prior $300.0 million revolving credit facility (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our consolidated statement of operations for the year ended January 31, 2022.

The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility would have been accelerated to March 1, 2021 if on such date any 2014 Notes remained outstanding, unless such outstanding 2014 Notes were cash collateralized pursuant to a second amendment to the 2017 Credit Agreement (the “2020 Amendment”), entered into on June 8, 2020. Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off of our Cyber Intelligence Solutions business within the parameters set forth in the 2017 Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above if such 2014 Notes were cash collateralized in accordance with the 2017 Credit Agreement. On February 26, 2021, as noted above, we cash collateralized the 2014 Notes in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility were not accelerated to March 1, 2021. In connection with, the maturity of the 2014 Notes, we used the escrowed cash to settle the principal amount, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of our common stock.

On April 9, 2021, we amended the 2017 Credit Agreement (the “2021 Amendment”), pursuant to which we refinanced the 2017 Revolving Credit Facility, which would otherwise have matured on June 29, 2022, with the $300.0 million 2021 Revolving Credit Facility maturing on April 9, 2026.

As of January 31, 2022, the interest rate on the 2017 Term Loan was 2.10%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.30% at January 31, 2022. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.

For borrowings under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the “Leverage Ratio”). In addition, under the 2021 Revolving Credit Facility, and previously under the 2017 Revolving Credit Facility, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio. The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2021 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At January 31, 2022, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

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

Interest Rate Swap

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan, under which we paid interest at a fixed rate of 2.949% and received variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of 200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty began on November 1, 2019 and occurred on a quarterly basis. The 2018 Swap had a termination date of June 29, 2024.

On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in fair value of the 2018 Swap were accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after tax, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, were being amortized to interest expense in the consolidated statement of operations over the remaining term of the 2018 Swap, as the hedged interest payments occurred.

On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our consolidated statement of operations for the year ended January 31, 2022. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable, which are included within prepaid expenses and other current assets on our consolidated balance sheet as of January 31, 2022.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of January 31, 2022, our total operating lease liabilities were $53.0 million, of which $24.5 million is included within accrued expenses and other current liabilities (current portions), and $28.5 million is included as operating lease liabilities (long-term portions), on our consolidated balance sheets. We have no current plans to lease significant additional office space. During the year ended January 31, 2022, we decided to exit certain leased offices, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices.

As of January 31, 2022, our unconditional purchase obligations totaled approximately $240.3 million, the majority of which is due over the next 12 to 36 months. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our consolidated balance sheet at January 31, 2022 included $16.3 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.4 million) for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

For additional information regarding our long-term debt, Preferred Stock, and our commitments and contingencies, see Note 8, “Long-Term Debt”, Note 10, “Convertible Preferred Stock”, Note 17, “Leases”, and Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements included in Part II, Item 8 of this report.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the year ended January 31, 2022, we made $9.6 million of payments under contingent consideration arrangements. As of January 31, 2022, consideration expected to be paid subsequent to January 31, 2022 under contingent consideration arrangements totaled $7.8 million and was reported in accrued expenses and other current liabilities. The performance periods associated with these potential payments expired during the year ended January 31, 2022.

Recent Accounting Pronouncements

See also Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this report for additional information about recent accounting pronouncements recently adopted and those not yet effective.

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

Interest Rate Risk on Our Debt

In April 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. Concurrent with the issuance of the 2021 Notes, we entered into capped call transactions with certain counterparties. These separate transactions were completed to reduce our exposure to potential dilution upon conversion of the 2021 Notes.

The 2021 Notes have a fixed annual interest rate of 0.25% and therefore do not have interest rate risk exposure. However, the fair values of the 2021 Notes are subject to interest rate risk, market risk, and other factors due to the convertible feature. The fair values of the 2021 Notes are also affected by our common stock price. Generally, the fair values of the 2021 Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. Changes in the fair values of the 2021 Notes do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the 2021 Notes at fair value on our consolidated balance sheet, but we report the fair value of the 2021 Notes for disclosure purposes.

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders and terminated our prior credit agreement. The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of the $425.0 million 2017 Term Loan maturing on June 29, 2024 and the $300.0 million 2021 Revolving Credit Facility maturing on April 6, 2026, subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The margin for the 2017 Term loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio. To partially mitigate risks associated with the variable interest rate on our 2017 Term Loan, in April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement, which was originally set to expire on June 29, 2024. On April 13, 2021, we paid $16.5 million to the counterparty to early-settle the interest rate swap agreement as our interest rate risk exposure had been significantly reduced as we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million as of January 31, 2022. As of January 31, 2022, the interest rate on our term loan borrowings was 2.10%.

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

Upon our borrowings as of January 31, 2022, for each 1.00% increase in the applicable LIBOR rate, our annual interest expense would increase by approximately $1.0 million.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits, and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2022.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2022 and 2021, we had cash and cash equivalents totaling approximately $358.8 million and $585.3 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, commercial paper, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $0.4 million and $0.2 million, respectively, of restricted cash, cash equivalents, and restricted bank time deposits (including long-term portions) which were not available for general operating use. These restricted balances primarily represent deposits to secure bank guarantees in connection with customer sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $0.8 million and $46.3 million at January 31, 2022 and 2021, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2023, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2022. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and cash equivalents, bank time deposits, and short-term investments to increase or decrease by approximately $1.8 million, assuming a similar level of investments in the year ending January 31, 2023 as in the year ended January 31, 2022.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts, and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

Foreign Currency Exchange Risk

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions is our subsidiary in Israel, whose functional currency is the U.S. dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there are changes in foreign currency exchange rates, the translation of the foreign subsidiaries’ financial statements into U.S. dollars results in an unrealized gain or loss which is recorded as a component of accumulated other comprehensive loss within stockholders’ equity.

For the year ended January 31, 2022, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily the United Kingdom, Germany, Australia, Israel, and India. We also generate some portion of our revenue in foreign currencies, mainly the British pound sterling, euro, Australian dollar, Indian rupee, and Canadian dollar. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impact from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reported within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency losses of $1.6 million in each of the years ended January 31, 2022 and 2021, and net foreign currency gains of $0.7 million for the year ended January 31, 2020.

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

We had $0.1 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2022, with notional amounts totaling $7.4 million. We had $0.1 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2021, with notional amounts totaling $6.6 million. During the year ended January 31, 2020 we recorded $0.3 million of net gains on foreign currency forward contracts not designated as hedges for accounting purposes.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2022. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $0.7 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated fair value of these financial instruments by approximately $0.8 million.

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

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize the risk discussed above should not be considered projections of future events or losses.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Revenue Recognition — Software License Arrangements — Refer to Note 2 to the financial statements
Critical Audit Matter Description

The Company generates revenue from multiple sources, including software license revenue, maintenance revenue from customer support, and services revenue primarily derived from the Company’s cloud-based solutions and other software applications and consulting services. The Company’s license and cloud contracts often contain multiple performance obligations. As disclosed by management, the Company’s revenue was $874.5 million for the fiscal year ended January 31, 2022.

New contracts meeting certain quantitative and qualitative criteria require a detailed analysis by the Company of the contractual terms and application of more complex accounting guidance, to determine the appropriate revenue recognition of the identified performance obligations.

Factors in these contracts with potentially significant judgments include:

•the identification of the complete customer contract;
•the accounting treatment of any contract modifications;
•the valuation and allocation of identified material rights;
•the allocation of arrangement consideration.

Given the accounting complexity and the management judgment necessary to properly identify, classify, and account for performance obligations in relation to license and cloud contracts, auditing such estimates required extensive audit effort due to the complexity of these arrangements and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to license and cloud revenue contracts included the following, among others:

•We tested the effectiveness of controls over revenue recognition, including those over the identification of performance obligations included in the transaction, accounting treatment of contract modifications, identification of material rights, and allocation of arrangement consideration.
•We selected a sample of customer contracts and performed the following:
–Evaluated whether the Company properly identified the terms of the contracts and considered all contract terms that may have an impact on revenue recognition.
–Evaluated whether the Company appropriately identified all performance obligations in the contract and whether the methodology to allocate the transaction price to the individual performance obligations was appropriately applied.
–Tested the accuracy of management’s calculation of revenue for each performance obligation by developing an expectation for the revenue to be recorded in the current period and comparing it to the Company’s recorded balances.
–Evaluated management’s assessment of other contracts with the same customer or any ongoing negotiations with the customer to determine if required to be combined for revenue recognition purposes.
–Analyzed the proper accounting treatment for any contract modifications based on 1) whether the additional products and services are distinct from the products and services in the original arrangement, and 2) whether the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services.
–Evaluated management’s determination of whether certain renewal clauses, additional product offers, or additional usage offers represented material rights included in the contract.
–For contracts with a performance obligation of bundled professional services, independently recalculate the stand-alone selling price for each bundled fixed price service.
–Obtained evidence of delivery of the elements of the arrangement to the customer.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 29, 2022

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$358,805	$585,273
Restricted cash and cash equivalents, and restricted bank time deposits	6	15
Short-term investments	765	46,300
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.6 million, respectively	193,831	206,157
Contract assets, net	42,688	36,716
Inventories	5,337	5,541
Prepaid expenses and other current assets	53,746	42,814
Current assets of discontinued operations	—	354,926
Total current assets	655,178	1,277,742
Property and equipment, net	64,090	69,090
Operating lease right-of-use assets	35,433	57,849
Goodwill	1,353,421	1,327,407
Intangible assets, net	118,254	143,744
Long-term deferred income taxes	8,091	7,287
Other assets	126,638	97,224
Long-term assets of discontinued operations	—	280,952
Total assets	$2,361,105	$3,261,295

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$39,501	$35,463
Accrued expenses and other current liabilities	168,694	211,517
Current maturities of long-term debt	—	386,713
Contract liabilities	271,271	261,033
Current liabilities of discontinued operations	—	268,713
Total current liabilities	479,466	1,163,439
Long-term debt	406,954	402,781
Long-term contract liabilities	15,872	16,502
Operating lease liabilities	28,457	56,712
Long-term deferred income taxes	17,460	32,991
Other liabilities	21,996	42,719
Long-term liabilities of discontinued operations	—	58,118
Total liabilities	970,205	1,773,262
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at January 31, 2022 and 2021, respectively; aggregate liquidation preference and current redemption value of $206,067 at January 31, 2022 and 2021, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at January 31, 2022; no shares issued and outstanding at January 31, 2021; aggregate liquidation preference and current redemption value of $206,067 at January 31, 2022.	235,693	—
Equity component of currently redeemable convertible notes	—	4,841
Total temporary equity	436,321	205,469
Stockholders' Equity:
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 66,211,000 and 70,177,000; outstanding 66,211,000 and 65,773,000 shares at January 31, 2022 and 2021, respectively.	66	70
Additional paid-in capital	1,125,152	1,726,166
Treasury stock, at cost — No shares and 4,404,000 shares at January 31, 2022 and 2021, respectively.	—	(208,124)
Accumulated deficit	(54,509)	(113,797)

	January 31,
(in thousands, except share and per share data)	2022	2021
Accumulated other comprehensive loss	(118,515)	(136,878)
Total Verint Systems Inc. stockholders' equity	952,194	1,267,437
Noncontrolling interests	2,385	15,127
Total stockholders' equity	954,579	1,282,564
Total liabilities, temporary equity, and stockholders' equity	$2,361,105	$3,261,295

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2022	2021	2020
Revenue:
Recurring	$633,129	$575,624	$534,378
Nonrecurring	241,380	254,623	312,147
Total revenue	874,509	830,247	846,525
Cost of revenue:
Recurring	156,569	139,044	132,789
Nonrecurring	124,226	130,545	149,795
Amortization of acquired technology	17,777	17,962	21,579
Total cost of revenue	298,572	287,551	304,163
Gross profit	575,937	542,696	542,362
Operating expenses:
Research and development, net	123,291	128,152	134,236
Selling, general and administrative	376,808	327,345	379,234
Amortization of other acquired intangible assets	28,995	29,777	30,865
Total operating expenses	529,094	485,274	544,335
Operating income (loss)	46,843	57,422	(1,973)
Other income (expense), net:
Interest income	233	1,461	2,111
Interest expense	(10,325)	(39,803)	(40,314)
Losses on early retirements of debt	(2,474)	(143)	—
Other income (expense), net	5,227	(60,601)	609
Total other expense, net	(7,339)	(99,086)	(37,594)
Income (loss) from continuing operations before provision for income taxes	39,504	(41,664)	(39,567)
Provision for income taxes	23,853	6,937	6,943
Net income (loss) from continuing operations	15,651	(48,601)	(46,510)
Net income from discontinued operations	—	48,494	82,193
Net income (loss)	15,651	(107)	35,683
Net income from continuing operations attributable to noncontrolling interests	1,238	1,053	579
Net income from discontinued operations attributable to noncontrolling interests	—	6,107	6,420
Net income (loss) attributable to Verint Systems Inc.	14,413	(7,267)	28,684
Dividends on preferred stock	(18,922)	(7,656)	—
Net (loss) income attributable to Verint Systems Inc. common shares	$(4,509)	$(14,923)	$28,684

Net (loss) income attributable to Verint Systems Inc. common shares:
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(4,509)	$(57,310)	$(47,089)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$—	$42,387	$75,773

Basic net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.07)	$(0.88)	$(0.71)
Discontinued operations	—	0.65	1.14
Total basic net (loss) income per common share attributable to Verint Systems Inc.	$(0.07)	$(0.23)	$0.43

Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.07)	$(0.88)	$(0.71)
Discontinued operations	—	0.65	1.14
Total diluted net (loss) income per common share attributable to Verint Systems Inc.	$(0.07)	$(0.23)	$0.43

Weighted-average common shares outstanding:

	Year Ended January 31,
(in thousands, except per share data)	2022	2021	2020
Basic	65,591	65,173	66,129
Diluted	65,591	65,173	66,129

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended January 31,
(in thousands)	2022	2021	2020
Net income (loss)	$15,651	$(107)	$35,683
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(11,668)	17,794	(772)
Distribution of Cognyte Software Ltd.	17,123	—	—
Net (decrease) increase from foreign exchange contracts designated as hedges	(147)	37	1,786
Net increase (decrease) from interest rate swap designated as a hedge	1,014	(3,168)	(9,473)
Net increase from settlement of interest rate swap due to partial early retirement of 2017 Term Loan	12,017	—	—
Benefit from income taxes on net increase from foreign exchange contracts and interest rate swap designated as hedges	24	636	1,809
Other comprehensive income (loss)	18,363	15,299	(6,650)
Comprehensive income	34,014	15,192	29,033
Comprehensive income attributable to noncontrolling interests	1,238	7,472	6,989
Comprehensive income attributable to Verint Systems Inc.	$32,776	$7,720	$22,044

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2019	65,333	$67	$1,586,266	$(57,598)	$(134,274)	$(145,225)	$1,249,236	$11,568	$1,260,804
Net income	—	—	—	—	28,684	—	28,684	6,999	35,683
Other comprehensive loss	—	—	—	—	—	(6,640)	(6,640)	(10)	(6,650)
Stock-based compensation — equity-classified awards	—	—	65,080	—	—	—	65,080	—	65,080
Common stock issued for stock awards and stock bonuses	1,531	1	9,543	—	—	—	9,544	—	9,544
Treasury stock acquired	(2,126)	—	—	(116,536)	—	—	(116,536)	—	(116,536)
Dividends or distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,488)	(5,488)
Balances as of January 31, 2020	64,738	68	1,660,889	(174,134)	(105,590)	(151,865)	1,229,368	13,069	1,242,437
Net (loss) income	—	—	—	—	(7,267)	—	(7,267)	7,160	(107)
Other comprehensive income	—	—	—	—	—	14,987	14,987	312	15,299
Stock-based compensation — equity-classified awards	—	—	63,005	—	—	—	63,005	—	63,005
Common stock issued for stock awards and stock bonuses	1,646	2	14,108	—	—	—	14,110	—	14,110
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Dividends or distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,414)	(5,414)
Preferred stock dividends	—	—	(6,789)	—	—	—	(6,789)	—	(6,789)
Reacquisition of equity component from convertible notes repurchases, net of taxes	—	—	(218)	—	—	—	(218)	—	(218)
Temporary equity reclassification	—	—	(4,841)	—	—	—	(4,841)	—	(4,841)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of January 31, 2021	65,773	70	1,726,166	(208,124)	(113,797)	(136,878)	1,267,437	15,127	1,282,564
Net income	—	—	—	—	14,413	—	14,413	1,238	15,651
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	1,240	1,240	—	1,240
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation — equity-classified awards	—	—	58,679	—	—	—	58,679	—	58,679
Common stock issued for stock awards and stock bonuses	1,800	2	(2)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Settlement of conversion premium upon maturity of 2014 Notes	1,250	—	(59,139)	59,131	—	—	(8)	—	(8)
Common stock received from exercise of Note Hedges	(1,250)	—	57,695	(57,692)	—	—	3	—	3
Common stock received from exercise of Note Hedges related to repurchased 2014 Notes	(42)	—	1,959	(1,959)	—	—	—	—	—
Common stock issued upon settlement of Warrants	293	—	(25)	20	—	—	(5)	—	(5)
Purchases of capped calls, net of taxes	—	—	(32,441)	—	—	—	(32,441)	—	(32,441)
Treasury stock acquired	(555)	—	—	(26,375)	—	—	(26,375)	—	(26,375)
Treasury stock retired	—	(5)	(234,994)	234,999	—	—	—	—	—

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,110)	(1,110)
Preferred stock dividends	—	—	(18,056)	—	—	—	(18,056)	—	(18,056)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430	—	1,430
Balances as of January 31, 2022	66,211	$66	$1,125,152	$—	$(54,509)	$(118,515)	$952,194	$2,385	$954,579

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$15,651	$(107)	$35,683
(Income) from discontinued operations, net of income taxes	—	(48,494)	(82,193)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	75,449	85,380	80,847
Provision for credit losses	1,396	1,959	1,211
Stock-based compensation, excluding cash-settled awards	65,246	45,208	64,802
Change in fair value of future tranche right	(15,810)	56,146	—
Amortization of discount on convertible notes	—	12,883	12,490
Benefit from deferred income taxes	(11,323)	(1,398)	(4,284)
Non-cash losses (gains) on derivative financial instruments, net	14,374	1,267	(204)
Losses on early retirements of debt	2,474	143	—
Other non-cash items, net	7,416	(1,804)	8,307
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	11,712	(3,896)	16,284
Contract assets	(6,391)	(63)	(19,128)
Inventories	(713)	599	(502)
Prepaid expenses and other assets	(33,107)	(28,166)	2,356
Accounts payable and accrued expenses	(1,772)	33,380	(17,197)
Contract liabilities	7,820	5,438	18,042
Other liabilities	(2,321)	534	6,754
Other, net	4,553	644	3,730
Net cash provided by operating activities — continuing operations	134,654	159,653	126,998
Net cash (used in) provided by operating activities — discontinued operations	(9,055)	94,193	110,906
Net cash provided by operating activities	125,599	253,846	237,904

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(57,024)	—	(55,403)
Purchases of property and equipment	(16,962)	(14,035)	(21,339)
Purchases of investments	(751)	(102,531)	(18,308)
Maturities and sales of investments	46,299	69,763	5,797
Settlements of derivative financial instruments not designated as hedges	(69)	(54)	2,881
Cash paid for capitalized software development costs	(7,560)	(7,312)	(9,583)
Change in restricted bank time deposits, including long-term portion	107	154	(56)
Other investing activities	60	—	(250)
Net cash used in investing activities — continuing operations	(35,900)	(54,015)	(96,261)
Net cash provided by (used in) investing activities — discontinued operations	—	16,772	(29,540)
Net cash used in investing activities	(35,900)	(37,243)	(125,801)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and future tranche right, net of issuance costs	198,731	197,254	—
Proceeds from borrowings	315,000	155,000	45,000
Repayments of borrowings and other financing obligations	(313,354)	(207,165)	(6,478)
Payments to repurchase convertible notes	—	(13,032)	—
Settlement of 2014 Notes	(386,887)	—	—
Purchases of capped calls	(41,060)	—	—
Payments of equity issuance, debt issuance, and other debt-related costs	(10,708)	(2,287)	(212)
Distributions paid to noncontrolling interest	(1,110)	(5,414)	(5,488)
Purchases of treasury stock and common stock for retirement	(75,955)	(36,836)	(113,690)
Preferred stock dividend payments	(12,856)	(1,589)	—
Payment for termination of interest rate swap	(16,502)	—	—
Net cash transferred to Cognyte Software Ltd.	(114,657)	—	—

	Year Ended January 31,
(in thousands)	2022	2021	2020
Dividend and other settlements received from Cognyte Software Ltd.	38,280	—	—
Payments of deferred purchase price and contingent consideration for business combinations (financing portion) and other financing activities	(9,045)	(9,121)	(27,035)
Net cash (used in) provided by financing activities — continuing operations	(430,123)	76,810	(107,903)
Net cash used in financing activities — discontinued operations	—	(4,877)	(3,419)
Net cash (used in) provided by financing activities	(430,123)	71,933	(111,322)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(841)	(60)	(1,823)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(341,265)	288,476	(1,042)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	700,133	411,657	412,699
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$358,868	$700,133	$411,657

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year to the consolidated balance sheets:
Cash and cash equivalents	$358,805	$663,843	$379,146
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	6	25,910	24,513
Restricted cash and cash equivalents included in other assets	57	10,380	7,998
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$358,868	$700,133	$411,657

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships. Through the Verint Customer Engagement Cloud Platform, we offer our customers and partners solutions that are based on artificial intelligence (“AI”) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience. These solutions are used by approximately 10,000 organizations in over 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as small to medium sized business (“SMB”) organizations.

Verint is headquartered in Melville, New York, and has more than 30 offices worldwide. We have approximately 4,400 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Recent Developments

Spin-Off of Cognyte Software Ltd.

On February 1, 2021, we completed the previously announced spin-off (“the Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated by laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business (the “Cognyte Business”). The Spin-Off of Cognyte was completed by way of a pro rata distribution in which holders of Verint’s common stock, par value $0.001 per share, received one ordinary share of Cognyte, no par value, for every share of common stock of Verint held of record as of the close of business on January 25, 2021. After the distribution, we do not beneficially own any ordinary shares of Cognyte and no longer consolidate Cognyte into our financial results for periods ending after January 31, 2021. The Spin-Off was intended to be generally tax-free to our stockholders for U.S. federal income tax purposes.

The financial results of Cognyte for the years ended January 31, 2021 and 2020 are presented as income from discontinued operations, net of taxes on the consolidated statements of operations and its assets and liabilities as of January 31, 2021 are presented as assets and liabilities of discontinued operations on the consolidated balance sheets. The historical consolidated statement of cash flows has also been revised to reflect the effect of the Spin-Off. The historical statements of comprehensive income (loss) and the balances related to stockholders’ equity have not been revised to reflect the effect of the Spin-Off. For further information on discontinued operations, see Note 2, “Discontinued Operations”. Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) in an issuance that closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of Series B convertible preferred stock (“Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) in an issuance that closed on April 6, 2021. As of January 31, 2022, Apax’s ownership in us on an as-converted basis was approximately 12.9%. Please refer to Note 10, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The pandemic has caused significant economic disruption and uncertainty, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements. Our customers, partners, and vendors have also implemented actions in response to the pandemic, including among others, office closings, site restrictions, and employee travel restrictions. In response to these challenges, we established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format. As the pandemic has evolved, we have adapted our pandemic response on a localized basis based on the prevailing conditions in each country in which we and our customers, partners, or vendors operate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Verint Systems Inc., and our wholly owned or otherwise controlled subsidiaries. Noncontrolling interests in less than wholly owned subsidiaries are reflected within stockholders’ equity on our consolidated balance sheet, but separately from our stockholders’ equity. On January 31, 2022, we exercised the option to acquire the noncontrolling interests in two majority owned subsidiaries. Prior to the exercise, we accounted for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We included the fair value of the option within accrued expenses and other current liabilities and did not recognize noncontrolling interests in these subsidiaries.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of January 31, 2022 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Reclassifications

Following the Spin-Off, we began to operate as a pure-play customer engagement company and determined that presenting our revenue and cost of revenue as recurring and nonrecurring would be a more meaningful representation of the nature of our offerings, provide greater transparency and clarity to users of the financial statements, and is more consistent with industry practice and internal reporting. Accordingly, prior period amounts have been reclassified to conform to the current period presentation in our consolidated financial statements and the accompanying notes. For a description of the types of revenue included in each category, see Note 3, “Revenue Recognition”.

Restricted Cash and Cash Equivalents, and Restricted Bank Time Deposits

Restricted cash and cash equivalents, and restricted bank time deposits are pledged as collateral or otherwise restricted as to use for vendor payables, general liability insurance, workers’ compensation insurance, warranty programs, and other obligations.

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. We held no marketable debt securities at January 31, 2022 and 2021. Investments with maturities in excess of one year are included in other assets.

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

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable and contract assets are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. There was one customer, an authorized global reseller of our solutions, that accounted for approximately 14% of our aggregated accounts receivable and contract assets at January 31, 2022 and 2021, and approximately 10% of our total revenue for the year ended January 31, 2021, but did not represent 10% or greater of our total revenue for the years ended January 31, 2022 or 2020. Credit losses relating to this reseller have historically been immaterial. No end-customer represented more than 10% of our revenue during the years ended January 31, 2022, 2021, and 2020.

Allowance for Credit Losses

We adopted Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments on February 1, 2020. ASU No. 2016-13 requires us to make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables over the lifetime of the receivables. Our allowance for expected credit losses is estimated based on an analysis of the aging of our accounts receivable and contract assets, historical write-offs, customer payment patterns, individual customer creditworthiness, current economic trends, reasonable and supportable forecasts of future economic conditions, and/or establishment of specific reserves for customers in adverse financial condition. We write-off an account receivable and charge it against its recorded allowance at the point when it is considered uncollectible. We assess the adequacy of the allowance for credit losses on a quarterly basis.

The following table summarizes the activity in our allowance for credit losses for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Allowance for credit losses, beginning of year	$1,609	$1,239	$866
Cumulative effect of adoption of ASU No. 2016-13	—	577	—
Provisions charged to expense	1,242	1,899	1,211
Amounts written off	(1,666)	(1,931)	(1,024)
Other, including fluctuations in foreign exchange rates	75	(175)	186
Allowance for credit losses, end of year	$1,260	$1,609	$1,239

Our estimated expected credit losses associated with contract assets were not material as historical write-offs have been insignificant.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average method of inventory accounting. The valuation of our inventories requires us to make estimates regarding excess or obsolete inventories, including making estimates of the future demand for our products. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, price, or technological developments could have a significant impact on the value of our inventory and reported operating results. Charges for excess and obsolete inventories are included within cost of revenue.

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

Business Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance.

Prior to the Spin-Off, we conducted our business through two operating segments, which were also our two reportable segments—Customer Engagement and Cyber Intelligence. Upon completion of the Spin-Off, we are a pure-play customer engagement company that operates as a single reporting segment as our Chief Executive Officer, who is our CODM, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Goodwill and Other Acquired Intangible Assets

For business combinations, the purchase prices are allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill.

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. Subsequent to the Spin-Off of Cognyte on February 1, 2021, we became a pure-play customer engagement company that operates as a single reporting unit.

In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect to bypass a qualitative assessment, or if our qualitative assessment indicates that goodwill impairment is more likely than not, we perform quantitative impairment testing. If our quantitative testing determines that the carrying value of the reporting unit exceeds its fair value, goodwill impairment is recognized in an amount equal to that excess, limited to the total goodwill allocated to the reporting unit.

We utilize some or all of three primary approaches to assess the fair value of a reporting unit: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using valuation multiples of comparable companies, and (c) a transaction-based approach, using valuation multiples for recent acquisitions of similar businesses made in the marketplace. Our estimate of fair value of our reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future growth rates, (c) estimates of our future cost structure, (d) discount rates for our estimated cash flows, (e) selection of peer group companies for the comparable public company and the comparable market transaction approaches, (f) required levels of working capital, (g) assumed terminal value, and (h) time horizon of cash flow forecasts.

The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future revenue, profitability and market conditions. In addition, the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are uncertain and unpredictable, depending upon the severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may adversely affect our business and financial results. If there were an adverse change in facts and circumstances, then an impairment charge may be necessary in the future. Should the fair value of our reporting unit fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. We monitor our reporting unit to determine if there is an indicator of potential impairment.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. Please refer to Note 14, “Fair Value Measurements”, for further discussion regarding transfers between levels of the fair value measurement hierarchy.

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

The counterparties to our derivative financial instruments consist of several major international financial institutions. We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. We do not anticipate any such losses and we do not have a material portfolio of derivative financial instruments.

Revenue Recognition

We account for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted on February 1, 2018, using the modified retrospective transition method. For further discussion of our accounting policies related to revenue see Note 3, “Revenue Recognition.”

Cost of Revenue

Our cost of revenue includes costs of materials, compensation and benefit costs for operations and service personnel, subcontractor costs, royalties and license fees related to third-party software included in our products, cloud infrastructure costs, depreciation of equipment used in operations and service, amortization of capitalized software development costs and certain purchased intangible assets, and related overhead costs. Costs that relate to satisfied (or partially satisfied) performance obligations in customer contracts (i.e. costs that relate to past performance) are expensed as incurred. Please refer to Note 3, “Revenue Recognition” under the heading “Costs to Obtain and Fulfill Contracts” for further details regarding customer contract costs.

Research and Development, net

With the exception of certain software development costs, all research and development costs are expensed as incurred, and consist primarily of personnel and consulting costs, travel, depreciation of research and development equipment, and related overhead and other costs associated with research and development activities.

We periodically derive benefits from participation in government-sponsored programs in certain jurisdictions, for the support of research and development activities conducted in those locations.

Software Development Costs

Costs incurred to acquire or develop software to be sold, leased or otherwise marketed are capitalized after technological feasibility is established, and continue to be capitalized through the general release of the related software product. Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis, which approximates the pattern in which the economic benefits of the capitalized costs are expected to be realized, over the estimated economic lives of the related software products, generally five years.

Internal-Use Software Development Costs and Cloud Computing Arrangements

We expense costs associated with the assessment stage of software development projects. Capitalization begins when the preliminary project stage has been completed and management with the relevant authority authorizes and commits to the funding of the project. These capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees who are directly associated with the development of the applications. We expense the personnel-related costs of training and data conversion. We also expense costs associated with the post-implementation and operation stage, including maintenance and specified upgrades; however, we capitalize internal and external costs associated with significant upgrades to existing systems that result in additional functionality. Cloud computing arrangement costs follow the internal-use software accounting guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized internal-use software development costs are generally amortized over periods ranging from four years to seven years on a straight-line basis, which best represents the pattern of the software’s use. Capitalized implementation costs related to a service contract will be amortized over the term of the hosting arrangement beginning when the component of the hosting arrangement is ready for its intended use. Periodically, we reassess the useful life considering technology, obsolescence, and other factors.

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

Functional Currencies and Foreign Currency Transaction Gains and Losses

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have some subsidiaries with functional currencies that differ from their local currency, of which the most notable exception is our subsidiary in Israel, whose functional currency is the U.S. dollar.

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further remeasured at each reporting date and at settlement. Gains and losses recognized upon such remeasurements are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $1.6 million for each of the years ended January 31, 2022 and 2021, and net foreign currency gains of $0.7 million for the year ended January 31, 2020.

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

Net Income (Loss) Per Common Share Attributable to Verint Systems Inc.

Basis net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Net income (loss) attributable to common shareholders is computed by deducting both the dividends declared in the period on the Preferred Stock and the dividends accumulated for the period on the Preferred Stock from net income (loss). Shares used in the calculation of basic net income (loss) per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award’s vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions.

Diluted net income per common share is computed by dividing net income attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. The number of common equivalent shares outstanding has been determined in accordance with the if-converted method for the Preferred Stock and the treasury stock method for employee stock options and restricted stock units to the extend they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that we have not yet recognized are assumed to be used to repurchase shares.

Upon conversion of our 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), further details for which appear in Note 8, “Long-Term Debt,” we are currently obligated to settle the principal amount of the 2021 Notes in cash upon conversion and as a result, only the amounts payable in excess of the principal amounts of the 2021 Notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

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

We have lease agreements with lease and non-lease components, which we account for as a single lease component. Some of our leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as rent expense in the period incurred. We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases on our ROU assets and lease liabilities was not material. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, our related party leases and our sublease transactions are de minimis.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes. The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also changes the calculation of the income tax impact of hybrid taxes and the methodology for calculating income taxes in an interim period. We adopted this standard as of February 1, 2021 on either a prospective basis, or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to accumulated deficit as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.

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

Upon adoption of ASU No. 2020-06, we no longer presented the conversion feature of our 1.50% convertible senior notes due June 1, 2021 (the “2014 Notes”), in equity. Instead, we combined the previously separated equity component with the liability component, which prior to maturity of the 2014 Notes, was classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense until the 2014 Notes matured. Accordingly, we recorded a decrease to accumulated deficit of approximately $44.9 million, a decrease to additional paid-in capital of $43.4 million, a decrease to temporary equity of $4.8 million, an increase to current maturities of long-term debt of $4.4 million, a decrease to deferred tax liabilities of $0.9 million, and an increase in debt issuance costs of $0.1 million. There was no impact to earnings per share as a result of the adoption.

New Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued Update 2021-01, Reference Rate Reform (Topic 848): Scope. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. A portion of our indebtedness bears interest at variable interest rates, primarily based on euro-dollar LIBOR. We continue to monitor the impact of the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions. We are currently assessing the impact of this standard on our financial condition and results of operations.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We do not expect the adoption of ASU No. 2021-04 to have any impact on our consolidated financial statements as the effect will largely depend on the terms of written call options or financings issued or modified in the future.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

2.DISCONTINUED OPERATIONS

On February 1, 2021 (the “Spin-Off Date”), we completed the previously announced Spin-Off of Cognyte by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares of Cognyte to holders of record of our common stock as of the close of business on January 25, 2021.

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

Under the Transition Services Agreement with Cognyte, we and Cognyte agreed to provide and/or make available various administrative services and assets to each other for a given period based on each individual service, with an option to extend certain services after the first year. In no case will services be provided for more than 24 months after the Spin-Off Date. In consideration for such services, we and Cognyte each paid fees to the other for the services provided, and those fees were generally in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup, and subject to a mutually agreed-upon increase following an extension of the initial service term. The fees charged for the first year of services were fixed. Fees for services provided by third-party suppliers were billed on a straight pass-through basis. For the year ended January 31, 2022, we invoiced Cognyte $5.9 million, and Cognyte invoiced us $1.1 million, for transition services provided under the Transition Services Agreement. As of January 31, 2022, the performance of services under the Transition Services Agreement was substantially concluded.

Under the Tax Matters Agreement with Cognyte, we and Cognyte each agreed to share the obligation to pay any taxes as shown on tax returns filed by Cognyte (or any member of its group), on one hand, and us (or any member of our group), on the other hand, such that we will be primarily responsible for any taxes related to, or arising in connection with our business and Cognyte will be responsible for any taxes related to, or arising in connection with, the Cognyte Business, regardless of which party prepares and files any such tax return and whether such taxes arise prior to or after the Spin-Off. We and Cognyte also agreed to share responsibility for preparing relevant tax returns, which responsibility will depend on the type of tax return and the period for which such tax return is being filed. We and Cognyte agreed to indemnify each other under the Tax Matters Agreement for certain actions or inactions.

The Spin-Off met the criteria for classification as “discontinued operations” in accordance with the accounting guidance upon completion of the separation, and as such, the results of our former Cognyte Business have been classified as discontinued operations in our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for all periods presented. As of January 31, 2022, there were no assets or liabilities from discontinued operations associated with Cognyte. There was no revenue earned or costs and expenses incurred by discontinued operations during the year ended January 31, 2022.

The following table summarizes the major classes of line items included within discontinued operations in our consolidated statements of operations for the years ended January 31, 2021 and 2020:

	Year ended January 31,
(in thousands)	2021	2020
Revenue	$443,458	$457,109
Cost of revenue	128,043	159,603
Operating expenses	264,132	207,677
Other income, net	6,604	3,041
Income from discontinued operations before benefit from income taxes	57,887	92,870
Provision for income taxes	9,393	10,677
Net income from discontinued operations	48,494	82,193
Net income from discontinued operations attributable to noncontrolling interests	6,107	6,420
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$42,387	$75,773

The following table summarizes the assets and liabilities that were transferred to Cognyte on February 1, 2021 and presented as discontinued operations in our consolidated balance sheet as of January 31, 2021:

(in thousands)	January 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$78,570
Restricted cash and cash equivalents, and restricted bank time deposits	27,042
Short-term investments	4,713
Accounts receivable, net	175,001
Contract assets, net	20,317
Inventories	14,542
Prepaid expenses and other current assets	34,741
Total current assets of discontinued operations	354,926
Property and equipment, net	37,152
Operating lease right-of-use assets	31,040
Goodwill	158,183
Intangible assets, net	5,299
Deferred income taxes	7,202
Other assets	42,076
Total long-term assets of discontinued operations	280,952
Total assets of discontinued operations	$635,878

Liabilities
Current Liabilities:
Accounts payable	$41,512
Accrued expenses and other current liabilities	100,189
Contract liabilities	127,012
Total current liabilities of discontinued operations	268,713
Long-term contract liabilities	22,037
Operating lease liabilities	23,174
Deferred income taxes	3,985
Other liabilities	8,922
Total long-term liabilities of discontinued operations	58,118
Total liabilities of discontinued operations	$326,831

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

3.REVENUE RECOGNITION

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

2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we must apply judgment to determine whether promised goods or services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. Generally, our contracts do not include non-distinct goods or services.

3) Determine the transaction price
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. We assess the timing of transfer of goods and services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less, which is the case in the majority of our customer contracts. The primary purpose of our invoicing terms is not to receive or provide financing from or to customers. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price, if we assessed that it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Typically, our contracts do not provide our customers with any right of return or refund, and we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

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

Nature of Goods and Services

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, and (b) nonrecurring revenue, which primarily consists of perpetual licenses, hardware, installation services, and business advisory consulting and training services.

Our bundled SaaS contracts are typically comprised of a right to access our software, maintenance, hosting fees and standard managed services. We do not provide the customer with the contractual right to take possession of the software at any time during the hosting period under these contracts. The customer can only benefit from the SaaS license, maintenance and standard managed services when combined with the hosting service as the hosting service is the only way for the customer to access the software and benefit from the maintenance and managed services. Accordingly, each of the license, maintenance, hosting and standard managed services is not considered a distinct performance obligation in the context of the contract, and are combined into a single performance obligation (“bundled SaaS services”) and recognized ratably over the contract period. Our bundled SaaS customer contracts can consist of fixed, variable, and usage-based fees. Typically, we invoice fees at the outset of the contract, though quarterly or monthly billing terms are included in certain contracts. Certain bundled SaaS contracts include a nonrefundable upfront fee for setup services, which are not distinct from the bundled SaaS services. Non-distinct setup services represent an advanced payment for future bundled SaaS services, and are recognized as revenue when those bundled SaaS services are satisfied, unless the nonrefundable fee is considered to be a material right, in which case the nonrefundable fee is recognized over the expected benefit period, which includes anticipated renewals. We determine SSP for our bundled SaaS services based on the price at which the performance obligation is sold separately, which is observable through past renewal transactions. We satisfy our bundled SaaS services by providing access to our software over time and processing transactions for usage-based contracts. For non-usage based fees, the period of time over which we perform is commensurate with the contract term because that is the period during which we have an obligation to provide the service. The performance obligation is recognized on a time elapsed basis, by day for which the services are provided.

Our software licenses either provide our customers a perpetual right to use our software or, in the case of unbundled SaaS, the right to use our software for only a fixed term, in most cases between a one- and three-year time frame. Generally, our contracts do not provide significant services of integration and customization and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer. We rarely sell our software licenses on a standalone basis and as a result SSP is not directly observable and must be estimated. We apply the adjusted market assessment approach, considering both market conditions and entity specific factors such as assessment of historical data of sales of software licenses in combination with other promised goods and services in order to maximize the use of observable inputs. Software SSP is established based on an appropriate discount from our established list price, taking into consideration whether there are certain stratifications of the population with different pricing practices. Revenue for hardware is recognized at a point in time, generally upon shipment or delivery.

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

Customer support revenue is derived from providing remote technical support services, bug fixes and unspecified software updates and upgrades to customers on a when-and-if-available basis. Each of these performance obligations provide benefit to the customer on a standalone basis and are distinct in the context of the contract. Each of these distinct performance obligations represent a stand ready obligation to provide service to a customer, which is concurrently delivered and has the same pattern of transfer to the customer, which is why we account for these support services as a single performance obligation. We recognize support services ratably over the contractual term, which typically is one year for perpetual licenses and one to three years for unbundled SaaS. SSP for support services is developed based on standalone renewal contracts.

Our solutions are generally sold with a warranty of one year to three years for hardware and 90 days for software. These warranties do not represent an additional performance obligation as services beyond assuring that the software license and hardware complies with agreed-upon specifications are not provided.

Disaggregation of Revenue

The following table provides a disaggregation of our recurring and nonrecurring revenue. Recurring revenue is the portion of our revenue that we believe is likely to be renewed in the future. The recurrence of these revenue streams in future periods depends on a number of factors including contractual periods and customers' renewal decisions.

•Recurring revenue primarily consists of:
◦Cloud revenue, which consists primarily of software as a service (“SaaS”) revenue and optional managed services revenue.
▪SaaS revenue consists predominately of bundled SaaS (software usage rights with standard managed services) and unbundled SaaS (software licensing rights accounted for as term-based licenses whereby customers have a license to our software with related support for a specific period).
▪Bundled SaaS revenue is recognized over time.
▪Unbundled SaaS revenue is recognized at a point in time, except for the related support which is recognized over time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one- and three-year time frame. Unbundled SaaS can be deployed in the cloud either by us or a cloud partner.
◦Support revenue, which consists of initial and renewal support.
•Nonrecurring revenue primarily consists of our perpetual licenses, hardware, installation services, and business advisory consulting and training services.

	Year Ended January 31,
(in thousands)	2022	2021	2020
Recurring revenue
Bundled SaaS revenue	$183,035	$145,962	$115,925
Unbundled SaaS revenue	139,729	71,990	48,018
Optional managed services revenue	65,648	59,459	56,534
Total cloud revenue	388,412	277,411	220,477
Support revenue	244,717	298,213	313,901
Total recurring revenue	633,129	575,624	534,378
Nonrecurring revenue
Perpetual revenue	138,078	141,840	179,882
Professional services revenue	103,302	112,783	132,265
Total nonrecurring revenue	241,380	254,623	312,147
Total revenue	$874,509	$830,247	$846,525

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

	January 31,
(in thousands)	2022	2021
Accounts receivable, net	$193,831	$206,157
Contract assets, net	$42,688	$36,716
Long-term contract assets, net (included in other assets)	$30,510	$17,210
Contract liabilities	$271,271	$261,033
Long-term contract liabilities	$15,872	$16,502

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial for each of the years ended January 31, 2022, 2021, and 2020. There was one customer, an authorized global reseller of our solutions, that accounted for approximately 14% of our aggregated accounts receivable and contract assets at January 31, 2022 and 2021. Credit losses relating to this reseller have historically been immaterial. During the years ended January 31, 2022 and 2021, we transferred $37.7 million and $26.6 million, respectively, to accounts receivable from contract assets recognized at the beginning of each period, as a result of the right to the transaction consideration becoming unconditional. We recognized $57.4 million and $43.7 million of contract assets during the years ended January 31, 2022 and 2021, respectively. Contract assets recognized during each year primarily related to multi-year unbundled SaaS contracts that are invoiced annually with license revenue recognized upfront.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the years ended January 31, 2022 and 2021 from amounts included in contract liabilities at the beginning of each period was $247.9 million and $239.2 million, respectively.

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

We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. The timing and amount of revenue recognition for our remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, the timing of delivery of software licenses, the average length of the contract terms, and foreign currency exchange rates.

The following table provides information about when we expect to recognize our remaining performance obligations:

	January 31,
(in thousands)	2022	2021
RPO:
Expected to be recognized within 1 year	$447,428	$405,714
Expected to be recognized in more than 1 year	274,404	229,951
Total RPO	$721,832	$635,665

Costs to Obtain and Fulfill Contracts

We capitalize commissions paid to internal sales personnel and agent commissions that are incremental to obtaining customer contracts. We have determined that these commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized sales and agent commissions are amortized on a straight-line basis over the period the goods or services are transferred to the customer to which the assets relate, which ranges from immediate to as long as six years, if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. A portion of the initial commission payable on the majority of our contracts is amortized over the anticipated renewal period, which is generally four to six years, due to commissions paid on renewal contracts not being commensurate with amounts paid on the initial contract.

Total capitalized costs to obtain contracts were $55.8 million as of January 31, 2022, of which $3.9 million is included in prepaid expenses and other current assets and $51.9 million is included in other assets on our consolidated balance sheet. Total capitalized costs to obtain contracts were $48.4 million as of January 31, 2021, of which $2.0 million is included in prepaid expenses and other current assets and $46.4 million is included in other assets on our consolidated balance sheet. During the years ended January 31, 2022, 2021, and 2020, we expensed $33.1 million, $26.1 million and $26.2 million, respectively, of sales and agent commissions, which are included in selling, general and administrative expenses and there were no impairment losses recognized for these capitalized costs.

We capitalize costs incurred to fulfill our contracts when the costs relate directly to the contract and are expected to generate resources that will be used to satisfy the performance obligation under the contract and are expected to be recovered through revenue generated under the contract. Costs to fulfill contracts are expensed to cost of revenue as we satisfy the related performance obligations. Total capitalized costs to fulfill contracts were $6.1 million as of January 31, 2022, of which $0.2 million is included in prepaid expenses and other current assets and $5.9 million is included in other assets on our consolidated balance sheet. Total capitalized costs to fulfill contracts were $6.5 million as of January 31, 2021, of which $0.2 million is included in prepaid expenses and other current assets and $6.3 million is included in other assets on our consolidated balance sheet. Deferred cost of revenue is classified in its entirety as current or long-term based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement. The amounts capitalized primarily relate to one-time costs incurred in the initial phase of our bundled SaaS arrangements (i.e., setup costs), which consist of costs related to the installation of systems and processes. Capitalized setup costs are amortized on a straight-line basis over the expected period of benefit, which includes anticipated contract renewals or extensions, consistent with the transfer to the customer of the services to which the asset relates. During the years ended January 31, 2022, 2021, and 2020, we amortized $3.2 million, $2.7 million, and $1.7 million, respectively, of contract fulfillment costs.

4.NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands, except per share amounts)	2022	2021	2020
Net income (loss) from continuing operations	$15,651	$(48,601)	$(46,510)
Net income from discontinued operations	—	48,494	82,193
Net income (loss)	15,651	(107)	35,683
Net income attributable to noncontrolling interests from continuing operations	1,238	1,053	579
Net income attributable to noncontrolling interests from discontinued operations	—	6,107	6,420
Net income (loss) attributable to Verint Systems Inc.	14,413	(7,267)	28,684
Dividends on preferred stock	(18,922)	(7,656)	—
Net (loss) income attributable to Verint Systems Inc. for basic net (loss) income per common share	(4,509)	(14,923)	28,684
Dilutive effect of dividends on preferred stock	—	—	—
Net (loss) income attributable to Verint Systems Inc. for diluted net (loss) income per common share	$(4,509)	$(14,923)	$28,684

Net (loss) income attributable to Verint Systems Inc. common shares
Net loss from continuing operations attributable to Verint Systems Inc. common shares	(4,509)	(57,310)	(47,089)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	—	42,387	75,773

Weighted-average shares outstanding:
Basic	65,591	65,173	66,129
Dilutive effect of employee equity award plans	—	—	—

	Year Ended January 31,
(in thousands, except per share amounts)	2022	2021	2020
Dilutive effect of 2021 Notes	—	—	—
Dilutive effect of 2014 Notes	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—
Diluted	65,591	65,173	66,129

Basic net (loss) income per common share attributable to Verint Systems Inc.:
Continuing Operations	$(0.07)	$(0.88)	$(0.71)
Discontinued Operations	—	0.65	1.14
Total basic net (loss) income per common share attributable to Verint Systems Inc.	$(0.07)	$(0.23)	$0.43

Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.07)	$(0.88)	$(0.71)
Discontinued operations	—	0.65	1.14
Total diluted net (loss) income per common share attributable to Verint Systems Inc.	$(0.07)	$(0.23)	$0.43

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,580	1,337	2,126
2014 Notes	481	6,002	6,205
Warrants	117	6,205	6,205
Series A Preferred Stock	5,498	2,743	—
Series B Preferred Stock	3,282	—	—

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

Upon our adoption of ASU No. 2020-06 on February 1, 2021, use of the if-converted method is required for calculating any potential dilutive effect of convertible instruments. For the year ended January 31, 2022, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

There is no impact on our calculation of the dilutive effect of our 2014 Notes upon adoption of ASU No. 2020-06 as we were obligated to settle the principal amount of our 2014 Notes in cash and settled the conversion spread with shares of our common stock in connection with the maturity of the 2014 Notes. Following the completion of the Spin-Off on February 1, 2021, the strike prices of the conversion features of our 2014 Notes and Warrants (as defined in Note 8, “Long-Term Debt”) were reduced to $40.55 per share and $47.18 per share, respectively, which increased the equivalent number of underlying common shares to 9,541,000 and 9,865,000, respectively.

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

Our Warrants (as defined in Note 8, “Long-Term Debt”) had a dilutive impact on net income per common share to the extent that we reported net income for the applicable period and the average market value of our common stock exceeded the strike price of the Warrants. The Warrants expired incrementally on a series of expirations dates between August 30, 2021 and January 21, 2022. At each expiration date the Warrants were exercised where the market price per share of our common stock exceeded the strike price of the Warrants, and we issued an aggregate of 293,143 shares of our common stock as part of the cashless exercise of approximately 5,031,000 Warrants. There are no Warrants outstanding as of January 31, 2022.

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 8, “Long-Term Debt”.

On December 4, 2019, we announced that the Apax Investor would invest up to $400.0 million in us, in the form of convertible preferred stock. On May 7, 2020, the purchase of $200.0 million of our Series A Preferred Stock closed. On April 6, 2021, in connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculation of diluted net income per common share for the years ended January 31, 2022 and 2021, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 10, “Convertible Preferred Stock”.

5.CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2022 and 2021:

	January 31, 2022
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$201,769	$—	$—	$201,769
Money market funds	127,041	—	—	127,041
Commercial paper	29,995	—	—	29,995
Total cash and cash equivalents	$358,805	$—	$—	$358,805

Short-term investments:
Bank time deposits	$765	$—	$—	$765
Total short-term investments	$765	$—	$—	$765

	January 31, 2021
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$243,183	$—	$—	$243,183
Money market funds	342,090	—	—	342,090
Total cash and cash equivalents	$585,273	$—	$—	$585,273

Short-term investments:
Bank time deposits	$46,300	$—	$—	$46,300
Total short-term investments	$46,300	$—	$—	$46,300

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the years ended January 31, 2022, 2021, and 2020, proceeds from maturities and sales of short-term investments were $46.3 million, $69.8 million, and $5.8 million, respectively.

The decrease in cash and cash equivalents primarily related to refinancing of our outstanding borrowings, further details of which appear in Note 8, “Long-term Debt”.

6.BUSINESS COMBINATIONS AND DIVESTITURES

Year Ended January 31, 2022

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

Among the factors contributing to the recognition of goodwill as a component of the Conversocial purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The acquisition resulted in the recognition of $31.6 million of goodwill, of which $0.5 million is deductible for income tax purposes and $31.1 million is not deductible.

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

Transaction and related costs directly related to the acquisition of Conversocial, consisting primarily of professional fees and integration expenses, were $3.4 million for the year ended January 31, 2022, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and net income (loss) attributable to Conversocial included in our consolidated statement of operations for the year ended January 31, 2022 were not material.

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

The following table sets forth the components and the allocation of the purchase price for our acquisition of Conversocial:

(in thousands)	Amount
Components of Purchase Price:
Cash	$53,409
Other purchase price adjustments	(190)
Total purchase price	$53,219

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,694
Other current assets, including cash acquired	5,302
Other assets	511
Current and other liabilities	(1,945)
Contract liabilities - current and long-term	(3,410)
Deferred income taxes	(407)
Net tangible assets	1,745
Identifiable intangible assets:
Customer relationships	9,800
Developed technology	9,900
Trademarks and trade names	200
Total identifiable intangible assets	19,900
Goodwill	31,574
Total purchase price allocation	$53,219

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

Other Business Combinations

During the three months ended July 31, 2021, we completed the acquisition of certain assets from a leader in contact center hiring automation that qualified as a business combination. This transaction resulted in increases to goodwill, customer relationships, and acquired technology intangible assets, but was not material to our consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted. There were no other business combinations during the year ended January 31, 2022.

Year Ended January 31, 2021

We did not complete any business combinations during the year ended January 31, 2021.

Year Ended January 31, 2020

During the year ended January 31, 2020, we completed three business combinations:

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

The combined consideration for these business combinations was approximately $65.9 million, and consisted of (i) $57.4 million of combined cash paid at closings or shortly thereafter, partially offset by $2.2 million of cash acquired, resulting in net cash consideration at closing of $55.2 million; (ii) the fair value of the contingent consideration arrangements described below of $8.2 million; and (iii) $0.3 million of other purchase price adjustments. For two of the business combinations, we agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $14.3 million, contingent upon the achievement of certain performance targets over periods that extended through January 2022, the fair values of which were estimated to be $8.2 million at the acquisition dates. Cash paid for these business combinations was funded by cash on hand.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. These acquisitions resulted in the recognition of a combined $39.1 million of goodwill, $15.7 million of which is deductible for income tax purposes.

Revenue and net income (loss) attributable to these business acquisitions for the year ended January 31, 2020 were not material.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these business combinations, totaled $1.3 million and $5.4 million for the years ended January 31, 2021 and 2020, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2020 are final.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2020, including adjustments identified subsequent to the valuation date, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$57,355
Fair value of contingent consideration	8,230
Other purchase price adjustments	281
Total purchase prices	$65,866

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$1,790
Other current assets, including cash acquired	6,590
Other assets	3,799
Current and other liabilities	(5,428)
Contract liabilities - current and long-term	(3,240)
Deferred income taxes	(2,719)
Net tangible assets	792
Identifiable intangible assets:
Customer relationships	11,847
Developed technology	13,083
Trademarks and trade names	1,000
Total identifiable intangible assets	25,930
Goodwill	39,144
Total purchase prices allocation	$65,866

For these business acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from seven years to nine years, four years to five years, and four years to five years, respectively, the weighted average of which is approximately 6.4 years.

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2022 was not material to our historical consolidated operating results and is therefore not presented.

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

For the years ended January 31, 2022 and 2020, we recorded charges of $0.9 million and $4.9 million, respectively, and we recorded a benefit of $0.8 million in the year ended January 31, 2021, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $7.8 million at January 31, 2022, all of which was recorded within accrued expenses and other current liabilities.

Payments of contingent consideration earned under these agreements were $9.6 million, $15.2 million, and $29.7 million for the years ended January 31, 2022, 2021, and 2020, respectively.

Divestiture

In January 2020, we completed the sale of an insignificant subsidiary which qualified as a separate business, as it no longer fit with our strategic direction or growth targets. In accordance with the terms of the sale agreement, the aggregate purchase price is equal to a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing date. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The transaction reduced goodwill by $1.1 million and intangible assets by $1.9 million. The transaction resulted in a loss of approximately $2.2 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations for the year ended January 31, 2020. Please refer to Note 14, “Fair Value Measurements” for a more detailed discussion of changes in the estimated fair value of the contingent consideration.

7.INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and removed from our consolidated balance sheets, consisted of the following as of January 31, 2022 and 2021:

	January 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$467,408	$(375,827)	$91,581
Acquired technology	229,501	(203,895)	25,606
Trade names	5,677	(4,610)	1,067
Distribution network	2,440	(2,440)	—
Total intangible assets	$705,026	$(586,772)	$118,254

	January 31, 2021
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$464,586	$(356,064)	$108,522
Acquired technology	222,040	(189,687)	32,353
Trade names	9,424	(6,555)	2,869
Distribution network	2,440	(2,440)	—
Total intangible assets	$698,490	$(554,746)	$143,744

Total amortization expense recorded for acquisition-related intangible assets was $46.8 million, $47.7 million, and $52.4 million for the years ended January 31, 2022, 2021, and 2020, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2023	$40,479
2024	31,359
2025	14,978
2026	13,681
2027	9,733
Thereafter	8,024
Total	$118,254

We recorded $0.4 million of impairments for certain acquired trade names, which is included within selling, general and administrative expenses for the year ended January 31, 2022. There were no material impairments for the years ended January 31, 2021 and 2020.

Goodwill activity for the years ended January 31, 2022, and 2021 was as follows:

(in thousands)	Total
Year Ended January 31, 2021:
Goodwill, gross, at January 31, 2020	$1,367,111
Accumulated impairment losses through January 31, 2020	(56,043)
Goodwill, net, at January 31, 2020	1,311,068
Foreign currency translation and other	16,339
Goodwill, net, at January 31, 2021	$1,327,407

Year Ended January 31, 2022:
Goodwill, gross, at January 31, 2021	$1,383,450
Accumulated impairment losses through January 31, 2021	(56,043)
Goodwill, net, at January 31, 2021	1,327,407
Business combinations	36,006
Foreign currency translation and other	(9,992)
Goodwill, net, at January 31, 2022	$1,353,421

Balance at January 31, 2022
Goodwill, gross, at January 31, 2022	$1,409,464
Accumulated impairment losses through January 31, 2022	(56,043)
Goodwill, net, at January 31, 2022	$1,353,421

For purposes of reviewing for potential goodwill impairment, as of January 31, 2022, we had one reporting unit. Based on our November 1, 2021 and 2020 quantitative goodwill impairment reviews, we concluded that the estimated fair values of our reporting unit significantly exceeded its carrying value.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2022 and 2021.

No goodwill impairment was identified for the years ended January 31, 2022, 2021, and 2020.

8.LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
2021 Notes	$315,000	$—
2014 Notes	—	386,887
2017 Term Loan	100,000	410,125
Less: Unamortized debt discounts and issuance costs	(8,046)	(7,518)
Total debt	406,954	789,494
Less: current maturities	—	386,713
Long-term debt	$406,954	$402,781

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026, unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2022, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which have been deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at January 31, 2022.

Based on the closing market price of our common stock on January 31, 2022, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

2014 Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes, with a maturity date of June 1, 2021. Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes were unsecured and paid interest in cash semiannually in arrears at a rate of 1.50% per annum.

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
In connection with the maturity of the 2014 Notes on June 1, 2021, we paid an aggregate of $389.8 million in cash for the settlement of the 2014 Notes, which included $386.9 million in satisfaction of the outstanding principal of the 2014 Notes and $2.9 million related to the final interest payment on the 2014 Notes. We funded the repayment of the outstanding principal amount of the 2014 Notes and accrued interest thereon using the cash we had placed in escrow. Additionally, the 2014 Notes had an incremental conversion value of $57.7 million as the market value per share of our common stock, as measured under the terms of the 2014 Notes, was greater than the conversion price of the 2014 Notes. We issued approximately 1,250,000 shares of common stock to the holders of the 2014 Notes as payment of the conversion premium, which we issued from treasury stock.
As of January 31, 2021, the 2014 Notes had a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of approximately $64.46 per share of common stock and would have resulted in the issuance of approximately 6,002,000 shares if all of the 2014 Notes had been converted and the conversions were settled entirely in common stock. As a result of the Spin-Off, the conversion rate was adjusted to 24.6622 shares of common stock per $1,000 principal amount of 2014 Notes, which represented an effective conversion price of $40.55 per share of common stock and would have resulted in the issuance of approximately 9,541,000 shares if all of the 2014 Notes had been converted prior to maturity and the conversions were settled entirely in common stock.

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

As permitted, on February 1, 2021, we early adopted ASU No. 2020-06, which otherwise would have been effective for us on February 1, 2022. As a result, effective February 1, 2021, we no longer presented separate liability and equity components for the 2014 Notes on our consolidated balance sheet. We implemented the provisions of ASU No. 2020-06 using the modified retrospective approach, such that comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

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

As the 2014 Notes were due June 1, 2021, they are classified within current maturities of long-term debt on our consolidated balance sheets as of January 31, 2021.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2022, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

Note Hedges and Warrants

Concurrently with the issuance of the 2014 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants served to increase the effective initial conversion price for the 2014 Notes to $75.00 per share. Subsequent to the Spin-Off, as a result of conversion rate adjustments, the Note Hedges and the Warrants served to increase the effective conversion price for the 2014 Notes to $47.18 per share. The Note Hedges and Warrants were each separate instruments from the 2014 Notes.
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
Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the terms of the Warrants were adjusted to provide the counterparties the rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants expired incrementally on a series of expiration dates between August 30, 2021 and January 21, 2022. At each expiration date the Warrants were exercised where the market price per share of our common stock exceeded the strike price of the Warrants, and we issued an aggregate of 293,143 shares of our common stock as part of the cashless exercise of approximately 5,031,000 Warrants. The Warrants had a dilutive effect on net income per share to the extent that the average market value of our common stock, as measured under the terms of the Warrants, exceeded the strike price of the Warrants. There are no Warrants outstanding as of January 31, 2022.
The Note Hedges and Warrants both qualified for classification within stockholders’ equity and therefore no changes to their respective fair values were recorded in our consolidated statements of operations for any period.
Credit Agreements
2017 Credit Agreement

On June 29, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “2017 Credit Agreement”).

The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”), of which $100.0 million and $410.1 million was outstanding at January 31, 2022 and 2021, respectively, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “2021 Revolving Credit Facility”), which refinanced our prior $300.0 million revolving credit facility (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

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

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our 2017 Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the 2017 Term Loan were written off, and are included within losses on early retirements of debt on our consolidated statement of operations for the year ended January 31, 2022. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.
On April 9, 2021, we amended the 2017 Credit Agreement (the “2021 Amendment”), pursuant to which we refinanced the 2017 Revolving Credit Facility, which would otherwise have matured on June 29, 2022, with the $300.0 million 2021 Revolving Credit Facility maturing on April 9, 2026.
The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility would have been accelerated to March 1, 2021 if on such date any 2014 Notes remained outstanding, unless such outstanding 2014 Notes were cash collateralized pursuant to a second amendment to the 2017 Credit Agreement (the “2020 Amendment”), entered into on June 8, 2020. Pursuant to the 2020 Amendment, we were permitted to effect the previously announced Spin-Off of our Cyber Intelligence Solutions business within the parameters set forth in the 2017 Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding for purposes of the determination of the maturity dates of the 2017 Term Loan and the 2017 Revolving Credit Facility discussed above if such 2014 Notes were cash collateralized in accordance with the 2017 Credit Agreement. On February 26, 2021, as noted above, we cash collateralized the 2014 Notes in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility were not accelerated to March 1, 2021.

As of January 31, 2022, the interest rate on the 2017 Term Loan was 2.10%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 2.30% at January 31, 2022. As of January 31, 2021, the interest rate on the 2017 Term Loan was 2.14%.
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

2017 Credit Agreement Issuance and Amendment Costs

We incurred debt issuance costs of approximately $6.8 million in connection with the 2017 Credit Agreement, of which $4.1 million were associated with the 2017 Term Loan and $2.7 million were associated with the 2017 Revolving Credit Facility, which were deferred and are being amortized as interest expense over the terms of the facilities. During the year ended January 31, 2018, we wrote off $0.2 million of deferred debt issuance costs associated with the 2017 Term Loan as a result of the 2018 Amendment. During the year ended January 31, 2021, we incurred $2.1 million of debt modification costs related to the 2020 Amendment, $1.2 million of which were expensed, and $0.9 million of which were deferred (comprised of $0.5 million associated with the 2017 Term Loan, and $0.4 million associated with the 2017 Revolving Credit Facility), and which are being amortized along with the existing unamortized debt issuance costs.

At the time of the 2021 Amendment, there were $1.3 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility, of which $0.8 million were associated with commitments under the 2017 Revolving Credit Facility provided by lenders that are continuing to provide commitments under the 2021 Revolving Credit Facility and therefore continued to be deferred, and which are now being amortized over the term of the 2021 Revolving Credit Facility. The remaining $0.5 million of unamortized deferred debt issuance costs associated with the 2017 Revolving Credit Facility were written off and are included within losses on early retirements of debt on our consolidated statement of operations for the year ended January 31, 2022. We incurred $1.5 million of debt modification costs related to the 2021 Amendment, all of which are associated with the 2021 Revolving Credit Facility, which have been deferred and are being amortized along with the previously deferred debt issuance costs over the term of the 2021 Revolving Credit Facility.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, 2014 Notes, and on borrowings under our 2017 Credit Agreement for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
2021 Notes:
Interest expense at 0.25% coupon rate	$639	$—	$—
Amortization of deferred debt issuance costs	1,416	—	—
Total Interest Expense - 2021 Notes	$2,055	$—	$—

2014 Notes:
Interest expense at 1.50% coupon rate	$1,933	$5,887	$6,000
Amortization of debt discount	—	12,884	12,490
Amortization of deferred debt issuance costs	522	1,215	1,177
Total Interest Expense - 2014 Notes	$2,455	$19,986	$19,667

Borrowings under 2017 Credit Agreement:
Interest expense at contractual rates	$3,366	$13,018	$18,021
Impact of interest rate swap agreement	1,014	4,368	792
Amortization of debt discounts	18	74	68
Amortization of deferred debt issuance costs	930	1,811	1,569
Total Interest Expense - Borrowings under 2017 Credit Agreement	$5,328	$19,271	$20,450

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap (as defined in Note 15, “Derivative Financial Instruments”) prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our consolidated statement of operations for the year ended January 31, 2022. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable, which are included within prepaid expenses and other current assets on our consolidated balance sheet as of January 31, 2022.

Please refer to Note 15, “Derivative Financial Instruments” for a more detailed discussion of our interest rate swap agreement.

9.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Raw materials	$3,001	$2,768
Work-in-process	150	26
Finished goods	2,186	2,747
Total inventories	$5,337	$5,541

Property and equipment, net consisted of the following as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Land and buildings	$7,994	$8,124
Leasehold improvements	18,155	23,153
Software	76,152	61,871
Equipment, furniture, and other	64,363	66,444
Total cost	166,664	159,592
Less: accumulated depreciation and amortization	(102,574)	(90,502)
Total property and equipment, net	$64,090	$69,090

The amounts in the table above as of January 31, 2021 have been revised to decrease previously presented equipment, furniture and other, and increase previously presented software by $44.5 million, respectively. This reclassification did not affect total property and equipment, net on our consolidated balance sheet as of January 31, 2021.

Depreciation expense on property and equipment was $20.7 million, $30.6 million, and $23.5 million in the years ended January 31, 2022, 2021, and 2020, respectively.

Prepaid and other current assets consisted of the following as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Prepaid expenses	$22,639	$23,125
Other current assets	31,107	19,689
Total prepaid expenses and other current assets	$53,746	$42,814

Other assets consisted of the following as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Deferred commissions	$51,714	$46,379
Long-term contract assets, net	30,510	17,210
Capitalized software development costs, net	22,483	19,250
Long-term deferred cost of revenue	5,907	6,316
Noncontrolling equity investments	5,146	2,034
Deferred debt issuance costs, net	1,950	1,449
Long-term security deposits	702	567
Long-term restricted cash and time deposits	409	651
Other	7,817	3,368
Total other assets	$126,638	$97,224

Accrued expenses and other current liabilities consisted of the following as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Compensation and benefits	$86,777	$77,942
Operating lease obligations - current portion	24,551	14,230
Taxes other than income taxes	16,313	21,764
Preferred Stock dividends payable	10,400	5,200
Contingent consideration - current portion	7,776	9,595
Professional and consulting fees	3,771	4,996
Income taxes	602	1,514
Fair value of future tranche right	—	52,772
Other	18,504	23,504
Total accrued expenses and other current liabilities	$168,694	$211,517

Other liabilities consisted of the following as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Unrecognized tax benefits, including interest and penalties	$16,345	$14,441
Finance lease obligations - long-term portion	3,831	2,969
Derivative financial instruments - long-term portion	—	13,565
Contingent consideration - long-term portion	—	6,109
Other	1,820	5,635
Total other liabilities	$21,996	$42,719

Consolidated Statements of Operations

Other income (expense), net consisted of the following for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Foreign currency (losses) gains, net	$(1,644)	$(1,584)	$672
(Losses) gains on derivative financial instruments, net	(14,374)	(1,267)	204
Change in fair value of future tranche right	15,810	(56,146)	—
Other, net	5,435	(1,604)	(267)
Total other income (expense), net	$5,227	$(60,601)	$609

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Cash paid for interest	$9,716	$24,612	$23,209
Cash payments of income taxes, net	$42,917	$21,476	$14,859
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$900	$—	$8,230
Preferred Stock dividends declared	$10,400	$5,200	$—
Finance leases of property and equipment	$4,041	$903	$3,287
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$36,962	$—	$—
Retirement of treasury stock	$234,999	$—	$—
Settlement of convertible note premium with common stock	$59,131	$—	$—
Receipt of common stock from the counterparties under the Note Hedges	$59,651	$—	$—
Accrued but unpaid purchases of property and equipment	$750	$2,731	$962
Accrued but unpaid purchases of treasury stock	$—	$—	$2,846
Leasehold improvements funded by lease incentives	$—	$119	$2,604
Contingent receivable in exchange for sale of subsidiary	$—	$—	$738

10.CONVERTIBLE PREFERRED STOCK

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

•In connection with the completion of the Spin-Off, on April 6, 2021 (the “Series B Closing Date” and together with the Series A Closing Date, as applicable, the “Applicable Closing Date”), we issued a total of 200,000 shares of our Series B Preferred Stock for an aggregate purchase price of $200.0 million, or $1,000 per share to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $1.3 million, including financial advisory fees, closing costs, legal fees, and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series B Preferred Stock.

Each of the rights, preferences, and privileges of the Series A Preferred Stock and Series B Preferred Stock are set forth in separate certificates of designation filed with the Secretary of State of the State of Delaware on the Applicable Closing Date.

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

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until the 48-month anniversary of the Series A Closing Date, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends on the Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase (i) to 6.0% per annum in the event the number of shares of common stock into which the Preferred Stock could be converted exceeds 19.9% of the voting power of outstanding common stock on the Series A Closing Date (unless we obtain shareholder approval of the issuance of common stock upon conversion of the Preferred Stock) and (ii) by 1.0% each year, up to a maximum dividend rate of 10.0% per annum, in the event we fail to satisfy our obligations to redeem the Preferred Stock in specified circumstances.

For the year ended January 31, 2022, we paid $12.9 million of preferred stock dividends, of which $5.2 million was accrued as of January 31, 2021, and there were $12.1 million of cumulative unpaid preferred stock dividends at January 31, 2022, of which $10.4 million was declared and recorded within accrued expenses and other liabilities on our consolidated balance sheet as of January 31, 2022. We reflected $18.9 million and $7.7 million of preferred stock dividends in our consolidated results of operations, for purposes of computing net (loss) income attributable to Verint Systems Inc. common shares, for the years ended January 31, 2022 and 2021.

Conversion

The Series A Preferred Stock was convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the date of the Investment Agreement. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of January 31, 2022, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.8 million shares and Apax’s ownership in us on an as-converted basis was approximately 12.9%.

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

The Apax Investor has agreed to restrictions on its ability to dispose of shares of the Preferred Stock until the earlier of (1) the 36-month anniversary of the Series A Closing Date or (2) the 24-month anniversary of the consummation of the Spin-Off (the “Preferred Stock Restricted Period”). Following the Preferred Stock Restricted Period, the Preferred Stock may not be sold or transferred without the prior written consent of the Company. The Apax Investor has also agreed to restrictions on its ability to dispose of the common stock issued upon conversion of the Preferred Stock. The common stock may not be disposed of until the earlier of (1) the 12-month anniversary of consummation of the Spin-Off or (2) the 24-month anniversary of the Series A Closing Date. These restrictions do not apply to certain transfers to one or more permitted co-investors or transfers or pledges of the Preferred Stock or common stock pursuant to the terms of specified margin loans to be entered into by the Apax Investor as well as transfers effected pursuant to a merger, consolidation, or similar transaction consummated by us and transfers that are approved by our board of directors.

At any time after the 102-month anniversary of the Applicable Closing Date or upon the occurrence of a change of control triggering event (as defined in the Certificates of Designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our consolidated balance sheets as of January 31, 2022 and 2021, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of January 31, 2022, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Applicable Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference, at January 31, 2022 plus accrued and unpaid dividends. As of January 31, 2022, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock were $6.1 million and $6.1 million, respectively.

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

Immediately prior to the issuance of the Series B Preferred Stock, the Future Tranche Right was remeasured to fair value and as a result we recorded a non-cash benefit of $15.8 million related to the change in fair value of the Future Tranche Right for the three months ended April 30, 2021, within other income (expense), net. Upon the issuance of the Series B Preferred Stock in April 2021, the Future Tranche Right was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. This resulted in a $237.0 million carrying value, before direct and incremental issuance costs, for the Series B Preferred Stock. As a result of the issuance of the Series B Preferred Stock, we no longer recognize changes in the fair value of the Future Tranche Right in our consolidated statement of operations. For the year ended January 31, 2021, we recognized non-cash charges of $56.1 million within other income (expense), net in the consolidated statement of operations for the change in the fair value of the Future Tranche Right.

Please refer to Note 14, “Fair Value Measurements” for additional information regarding valuations of the Future Tranche Right.

11.STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the years ended January 31, 2022, 2021, and 2020. Under the terms of our 2017 Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

On March 31, 2021, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the three months ended April 30, 2021, we repurchased 1,600,000 shares of our common stock at a cost of $75.4 million under this program. There were no repurchases under this program subsequent to April 30, 2021, and this program expired on January 31, 2022.

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Subsequent to January 31, 2022, through the date of filing this report, we repurchased 1,500,000 shares of our common stock for $78.2 million under this program. Repurchases were financed with available cash in the United States. On March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. Please refer to Note 21, “Subsequent Event”, for more information regarding this stock repurchase program.

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

Repurchased shares of common stock are typically recorded as treasury stock, at cost, but may from time to time be retired. We periodically purchase common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

During the three months ended July 31, 2021, in connection with the maturity of our 2014 Notes, we issued approximately 1,250,000 treasury shares with an average cost of $47.30 per share to the holders of the 2014 Notes in satisfaction of the conversion premium, which was recorded as a $59.1 million reduction of treasury stock and additional paid-in capital. Additionally, we received approximately 1,250,000 shares of our common stock having a value of $57.7 million from the counterparties under the Note Hedges, as well as approximately 42,000 shares of our common stock having a value of $2.0 million from the counterparties related to the reimbursement for the in-the-money portion of the Repurchased 2014 Notes under the Note Hedge agreements, which was recorded as increase to treasury stock and additional paid-in capital.

During the year ended January 31, 2022, we repurchased approximately 1,613,000 shares of our common stock for a cost of $76.0 million, which includes $75.4 million of share repurchased under the 2021 share repurchase program described above, and other repurchases to facilitate income tax withholding upon vesting of equity awards. On March 30, 2021, our board of directors approved the retirement of such repurchased shares of common stock and any other shares held as treasury stock, at management’s discretion. During the year ended January 31, 2022, we retired 1,058,300 shares of our common stock with a cost of $49.6 million that had been repurchased under the 2021 share repurchase program described above, as well as all of our common stock held as treasury stock, which totaled 5,000,786 shares, and restored them to the status of authorized and unissued shares. The aggregate cost of the treasury stock retired was $235.0 million, which was recorded as a reduction of common stock and additional paid-in capital.

During the year ended January 31, 2021 we repurchased 613,000 shares of our common stock for a cost of $34.0 million under the 2019 share repurchase program described above. During the year ended January 31, 2020, we repurchased approximately 2,126,000 shares of our common stock for a cost of $116.5 million, which included $116.1 million of share repurchases under the December 2019 stock repurchase program described above and other purchases to facilitate income tax withholding upon vesting of equity awards.

At January 31, 2021, we held approximately 4,404,000 shares of treasury stock with a cost of $208.1 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of January 31, 2022, Apax’s ownership in us on an as-converted basis was approximately 12.9%. Please refer to Note 10, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the years ended January 31, 2022 and 2021:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Losses on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2020	$626	$(10,528)	$(141,963)	$(151,865)
Other comprehensive income (loss) before reclassifications	1,869	(5,916)	17,482	13,435
Amounts reclassified out of accumulated other comprehensive income (loss) from continuing operations	225	(3,413)	—	(3,188)
Amounts reclassified out of accumulated other comprehensive income (loss) from discontinued operations	1,636	—	—	1,636
Net other comprehensive income (loss)	8	(2,503)	17,482	14,987
Accumulated other comprehensive income (loss) at January 31, 2021	634	(13,031)	(124,481)	(136,878)
Distribution of Cognyte Software Ltd.	(559)	—	17,682	17,123
Other comprehensive income (loss) before reclassifications	70	—	(11,668)	(11,598)
Amounts reclassified out of accumulated other comprehensive income (loss)	193	(1,014)	—	(821)
Amounts reclassified upon partial early retirement of the 2017 Term Loan	—	(12,017)	—	(12,017)
Net other comprehensive (loss) income	(682)	13,031	6,014	18,363
Accumulated other comprehensive loss at January 31, 2022	$(48)	$—	$(118,467)	$(118,515)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our consolidated statement of operations for the year ended January 31, 2022. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable, which are included within prepaid expenses and other current assets on our consolidated balance sheet as of January 31, 2022. Please refer to Note 15, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2022, 2021, and 2020 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2022	2021	2020
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$1	$1	$(3)	Cost of recurring revenue
	24	28	5	Cost of nonrecurring revenue
	142	182	42	Research and development, net
	65	56	20	Selling, general and administrative
	232	267	64	Total, before income taxes
	(39)	(42)	(6)	Provision for income taxes
	$193	$225	$58	Total, net of income taxes

Interest rate swap agreement	$(1,014)	$(4,367)	$(792)	Interest expense
	(15,655)	—	—	Other income (expense), net
	(16,669)	(4,367)	(792)	Total, before income taxes
	3,638	954	175	Benefit from income taxes
	$(13,031)	$(3,413)	$(617)	Total, net of income taxes

12.RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2022, 2021, and 2020, were $123.3 million, $128.2 million, and $134.2 million, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2022, 2021, and 2020 was as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Capitalized software development costs, net, beginning of year	$19,250	$15,351	$7,266
Software development costs capitalized during the year	7,560	7,312	9,584
Amortization of capitalized software development costs	(4,247)	(3,304)	(1,538)
Write-offs of capitalized software development costs	—	(129)	—
Foreign currency translation and other	(80)	20	39
Capitalized software development costs, net, end of year	$22,483	$19,250	$15,351

During the year ended January 31, 2021, we recorded an impairment charge of $0.1 million in nonrecurring cost of revenue, reflecting the write-off of previously capitalized software development costs that were deemed non-recoverable based on our expectations of future market conditions. There were no impairments of such capitalized costs during the years ended January 31, 2022 and 2020.

13.INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended January 31, 2022, 2021, and 2020 were as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Domestic	$(12,492)	$127,909	$(46,896)
Foreign	51,996	(169,573)	7,329
Total income (loss) before provision for income taxes	$39,504	$(41,664)	$(39,567)

The provision for income taxes from continuing operations for the years ended January 31, 2022, 2021, and 2020 consisted of the following:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Current provision for income taxes:
Federal	$3,215	$373	$7,204
State	1,121	1,663	974
Foreign	30,840	6,299	3,049
Total current provision for income taxes	35,176	8,335	11,227
Deferred provision for (benefit from) income taxes:
Federal	6,714	1,366	(4,430)
State	255	(188)	862
Foreign	(18,292)	(2,576)	(716)
Total deferred benefit from income taxes	(11,323)	(1,398)	(4,284)
Total provision for income taxes from continuing operations	$23,853	$6,937	$6,943

Intra-period allocation rules require us to allocate our provision for income taxes between continuing operations and other categories such as discontinued operations or comprehensive income (loss). As described in Note 2, “Discontinued Operations”, the results of Cognyte have been reported as discontinued operations for all periods presented.

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before provision for income taxes from continuing operations for the years ended January 31, 2022, 2021, and 2020 was as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision (benefit) at the U.S. federal statutory rate	$8,296	$(8,733)	$(8,307)
State income tax (benefit) provision	(1,238)	2,017	106
Foreign tax rate differential	6,262	5,992	10,134
Tax incentives	(6,378)	(2,681)	(6,224)
Valuation allowances	2,616	(3,269)	2,311
Stock-based and other compensation	897	2,958	(926)
Non-deductible expenses	(238)	(1,007)	1,127
Tax credits	117	875	266
Tax contingencies	2,108	(5,652)	161
Change in fair value of future tranche right	(3,320)	11,791	—
Changes in tax laws	1,552	—	—
U.S. tax effects of foreign operations	13,480	3,828	8,299
Other, net	(301)	818	(4)
Total provision for income taxes	$23,853	$6,937	$6,943
Effective income tax rate	60.4%	(16.6)%	(17.5)%

Change in the effective tax rate from the prior year to the current year presentation are due to the allocation of tax expense between continuing operations and discontinued operations when applying intra-period allocation rules.

Our operations in Israel have been granted “Approved Enterprise” (“AE”) status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five years to eight years (generally 10% - 23%, depending on the percentage of foreign investment in the company). Our AE status remained in effect through January 31, 2020. Beginning January 31, 2021, based on the current law, the company qualifies for an alternative tax incentive program as a Preferred Technological Enterprise (“PTE”). Pursuant to Amendment 73 to the Investment Law adopted in 2017, a company located in the Center of Israel that meets the conditions for PTE is subject to a 12% tax rate on eligible income. Income not eligible for PTE benefits is taxed at the regular corporate rate of 23%, excluding income derived from manufacturing activity which is entitled to tax benefits according to the “Preferred Enterprise” regime. Income eligible for tax benefits under the Preferred Enterprise regime is taxed at 16%.

In total, tax incentives decreased our effective tax rate by 16.1% for the year ended January 31, 2022, and increased our effective tax rate by 6.4%, and 15.8% for the years ended January 31, 2021, and 2020, respectively. The negative benefits are a result of taxable losses in Israel on a continuing operations basis in prior years.

Deferred tax assets and liabilities from continuing operations consisted of the following at January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
Deferred tax assets:
Accrued expenses	$4,464	$5,383
Operating lease liabilities	9,275	11,040
Fair value of derivatives	—	4,149
Loss carryforwards	21,764	17,672
Tax credits	5,780	5,946
Stock-based and other compensation	6,802	7,434
Total deferred tax assets	48,085	51,624
Deferred tax liabilities:
Deferred cost of revenue	(8,457)	(5,100)
Goodwill and other intangible assets	(20,810)	(29,876)
Unremitted earnings of foreign subsidiaries	(970)	(14,882)
Operating lease right-of-use assets	(4,959)	(8,569)
Other, net	(1,547)	(2,140)
Total deferred tax liabilities	(36,743)	(60,567)
Valuation allowance	(20,711)	(16,761)
Net deferred tax liabilities	$(9,369)	$(25,704)

Recorded as:
Deferred tax assets	$8,091	$7,287
Deferred tax liabilities	(17,460)	(32,991)
Net deferred tax liabilities	$(9,369)	$(25,704)

At January 31, 2022, we had U.S. federal NOL carryforwards of approximately $309.1 million. Except for $13.1 million of NOLs that can be carried forward indefinitely, these loss carryforwards expire in various years ending from January 31, 2023 to January 31, 2037. We had state NOL carryforwards of approximately $206.7 million. Except for $2.4 million of NOLs that can be carried forward indefinitely, those loss carryforwards expire in various years ending from January 31, 2023 to January 31, 2040. We had foreign NOL carryforwards of approximately $33.1 million. At January 31, 2022, all but $2.9 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $8.9 million at January 31, 2022, the utilization of which is subject to limitation. At January 31, 2022, approximately $2.7 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $6.2 million expires in various years ending from January 31, 2023 to January 31, 2037.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2022 and withholding taxes of $1.0 million accrued as of January 31, 2022 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than- not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in certain state and foreign jurisdictions. We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal. We have recorded valuation allowances in the amounts of $20.7 million and $16.8 million at January 31, 2022 and 2021, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2022 and 2021:

	Year Ended January 31,
(in thousands)	2022	2021
Valuation allowance, beginning of year	$(16,761)	$(19,512)
Income tax (provision) benefit	(2,616)	3,269
Fair value of derivatives and convertible debt instruments	(1,139)	—
Currency translation adjustment and other	(195)	(518)
Valuation allowance, end of year	$(20,711)	$(16,761)

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

For the years ended January 31, 2022, 2021, and 2020, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Gross unrecognized tax benefits, beginning of year	$84,847	$85,327	$86,312
Increases related to tax positions taken during the current year	672	706	575
Increases related to tax positions taken during prior years	430	—	147
Increases related to foreign currency exchange rates	45	136	146
Reductions for tax positions of prior years	(152)	(193)	(1,555)
Lapses of statutes of limitations	(1,613)	(1,129)	(298)
Gross unrecognized tax benefits, end of year	$84,229	$84,847	$85,327

We had unrecognized income tax benefits of $84.2 million (excluding interest and penalties) as of January 31, 2022, that, if recognized, would impact the effective income tax rate. We recorded $0.5 million, $0.4 million, and $0.2 million of tax expense for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2022, 2021, and 2020, respectively. The accrued liability for interest and penalties was $3.4 million and $3.0 million at January 31, 2022 and 2021, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the consolidated statements of operations.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2019. In the United States, our federal returns are no longer subject to income tax examination for years prior to January 31, 2019. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized.

As of January 31, 2022, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
United Kingdom	December 31, 2006, January 31, 2008
India	March 31, 2008, March 31, 2010 - March 31, 2013, March 31, 2017, March 31, 2020
Israel	January 31, 2018 - January 31, 2020

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at January 31, 2022 could decrease by approximately $0.3 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made. See Note 2, “Discontinued Operations” for discussion related to the Tax Matters Agreement entered into between us and Cognyte as a result of the Spin-Off.

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

14.FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2022 and 2021:

	January 31, 2022
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$127,041	$—	$—
Commercial paper, classified as cash and cash equivalents	—	29,995	—
Foreign currency forward contracts	—	33	—
Contingent consideration receivable	—	—	271
Total assets	$127,041	$30,028	$271
Liabilities:
Foreign currency forward contracts	$—	$91	$—
Contingent consideration — business combinations	—	7,776	—
Total liabilities	$—	$7,867	$—

	January 31, 2021
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,090	$—	$—
Foreign currency forward contracts	—	136	—
Contingent consideration receivable	—	—	565
Total assets	$342,090	$136	$565
Liabilities:
Foreign currency forward contracts	$—	$48	$—
Interest rate swap agreements	—	17,881	—
Future tranche right	—	—	52,772
Contingent consideration — business combinations	—	—	15,704
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,250
Total liabilities	$—	$17,929	$71,726

We evaluated the Future Tranche Right associated with the Series A Preferred Stock issued on May 7, 2020 and determined that the Future Tranche Right was a freestanding financial instrument. The Future Tranche Right was initially recorded as an asset and was re-measured at each reporting period until the redemption feature was exercised in connection with the sale and issuance of the Series B Preferred Stock on April 6, 2021. Immediately prior to the issuance of the Series B Preferred Stock, the Future Tranche Right was remeasured to fair value with the change in fair value recognized as a component of other income (expense). Upon the issuance of the Series B Preferred Stock, the Future Tranche Right liability was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. Please refer to Note 10, “Convertible Preferred Stock” for additional information regarding the Future Tranche Right and preferred stock investment.

The following table presents the changes in the estimated fair value of the Future Tranche Right measured using significant unobservable inputs (Level 3) for the years ended January 31, 2022 and 2021.

	Year Ended January 31,
(in thousands)	2022	2021
Fair value measurement, beginning of year	$(52,772)	$—
Fair value of future tranche right upon issuance of the Series A Preferred Stock	—	3,374
Change in fair value, recorded in other income (expense), net	15,810	(56,146)
Reclassification of future tranche right liability upon settlement	36,962	—
Fair value measurement, end of year	$—	$(52,772)

In January 2020, we completed the sale of an insignificant subsidiary. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our consolidated balance sheets. The estimated fair value of this asset as of January 31, 2022, which is measured using Level 3 inputs, was $0.3 million. We received payments of $0.3 million, and the change in the estimated fair value of this contingent receivable was not material, during the year ended January 31, 2022. The estimated fair value of this asset as of January 31, 2021 was $0.6 million. We received payments of $0.1 million, and the change in the estimated fair value of this contingent receivable was not material, during the year ended January 31, 2021. Due to the timing of this transaction, there was no change to the estimated fair value of this receivable recorded in operating expenses for the year ended January 31, 2020.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2022 and 2021:

	Year Ended January 31,
(in thousands)	2022	2021
Fair value measurement, beginning of year	$15,704	$31,367
Contingent consideration liabilities recorded for business combinations	900	—
Changes in fair values, recorded in operating expenses	883	(806)
Payments of contingent consideration	(9,560)	(15,183)
Foreign currency translation and other	(151)	326
Transfer of contingent consideration liability to Level 2 of the fair value hierarchy	(7,776)	—
Fair value measurement, end of year	$—	$15,704

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

On January 31, 2022, we exercised an option to acquire the noncontrolling interests in two majority owned subsidiaries. Prior to the exercise, we accounted for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We included the fair value of the option within accrued expenses and other current liabilities and did not recognize noncontrolling interests in these subsidiaries.

The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the years ended January 31, 2022 and 2021:

	Year Ended January 31,
(in thousands)	2022	2021
Fair value measurement, beginning of year	$3,250	$2,900
Change in fair value, recorded in operating expenses	1,245	350
Amount paid upon exercise of option to acquire noncontrolling interests of consolidated subsidiaries	(4,495)	—
Fair value measurement, end of year	$—	$3,250

On April 13, 2021, we paid $16.5 million to the counterparty to settle the interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our consolidated statement of operations for the year ended January 31, 2022. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable, which are included within prepaid expenses and other current assets on our consolidated balance sheet as of January 31, 2022. Please refer to Note 15, “Derivative Financial Instruments” for further information regarding our interest rate agreement.

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

Significant inputs and assumptions used in the valuation model immediately prior to the settlement date, April 6, 2021, and as of January 31, 2021, are as follows:

	April 6,	January 31,
	2021	2021
Risk-free interest rate for preferred stock	2.35%	1.86%
Implied credit spread	6.78%	6.78%
Expected volatility	30.00%	30.00%
Verint common stock price	$45.91	$73.83

Interest Rate Swap Agreement - The fair value of our interest rate swap agreement was based in part on data received from the counterparty, and represented the estimated amount we would receive or pay to settle the agreement, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

Contingent Consideration Assets and Liabilities - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.3% to 3.8%, with a weighted average discount rate of 3.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2021. We utilized discount rates ranging from 3.5% to 3.9%, with a weighted average discount rate of 3.7%, in our calculation of the estimated fair value of our contingent consideration assets as of January 31, 2022. We utilized discount rates ranging from 3.3% to 4.0%, with a weighted average discount rate of 3.7% in our calculation of the estimated fair value of our contingent consideration assets as of January 31, 2021.

As of January 31, 2022, the $7.8 million fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2022, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasured the fair value of the option at each reporting period, and any changes in fair value were recorded within selling, general, and administrative expenses. We utilized a discount rate of 8.5% in our calculation of the estimated fair value of the option as of January 31, 2021.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were approximately $100 million and $409 million at January 31, 2022 and 2021, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of January 31, 2022 and 2021 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair value of our 2014 Notes, which matured in June 2021, was approximately $440 million at January 31, 2021. The estimated fair value of our 2021 Notes was approximately $330 million at January 31, 2022. The estimated fair values of the 2014 Notes and 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2014 Notes and 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of January 31, 2022, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million, of which $4.4 million was remeasured to fair value based on an observable transaction during the year ended January 31, 2022. These investments are included within other assets on the consolidated balance sheets. An unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the consolidated statement of operations for the year ended January 31, 2022. As of January 31, 2021, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $2.0 million. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2021. We did not recognize any impairments during the years ended January 31, 2022 and 2021.

15.DERIVATIVE FINANCIAL INSTRUMENTS

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

We held outstanding foreign currency forward contracts with notional amounts of $7.4 million and $6.6 million as of January 31, 2022 and 2021, respectively.

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

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our 2017 Term Loan for periods following the termination of the 2016 Swap in September 2019, under which we paid interest at a fixed rate of 2.949% and received variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty began on November 1, 2019 and occurred on a quarterly basis. The 2018 Swap had a termination date of June 29, 2024.

Prior to May 1, 2020, the 2018 Swap was designated as a cash flow hedge for accounting purposes and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and were reclassified into the consolidated statement of operations within interest expense in the periods in which the hedged transactions affected earnings.
On May 1, 2020, which was an interest rate reset date on our 2017 Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in the fair value of the 2018 Swap were accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after taxes, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, were being reclassified to the consolidated statement of operations as interest expense over the remaining term of the 2018 Swap, as the previously hedged interest payments occurred.

On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap agreement prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense) to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our consolidated statement of operations for the year ended January 31, 2022. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable, which are included within prepaid expenses and other current assets on our consolidated balance sheet as of January 31, 2022.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2022 and 2021 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2022	2021
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$33	$136
Total derivative assets		$33	$136

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$91	$47
Not designated as hedging instruments	Accrued expenses and other current liabilities	—	1
Interest rate swap agreements:
Not designated as a hedging instrument	Accrued expenses and other current liabilities	—	4,316
Not designated as a hedging instrument	Other liabilities	—	13,565
Total derivative liabilities		$91	$17,929

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2022, 2021, and 2020 were as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$85	$323	$289
Interest rate swap agreement	—	(7,535)	(10,265)
	$85	$(7,212)	$(9,976)
Net (losses) gains reclassified from AOCL to the consolidated statements of operations:
Foreign currency forward contracts	$232	$267	$64
Interest rate swap agreement	(16,669)	(4,367)	(792)
	$(16,437)	$(4,100)	$(728)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 11, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized gains recorded in our accumulated other comprehensive loss at January 31, 2022 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2022, 2021, and 2020 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2022	2021	2020
Foreign currency forward contracts	Other income (expense), net	$—	$—	$251
Interest rate swap agreements	Other income (expense), net	(14,374)	(1,267)	(48)
		$(14,374)	$(1,267)	$203

16.STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

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

Stock-Based Compensation Plans

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Component of income before provision for income taxes:
Cost of revenue — recurring	$1,999	$1,109	$2,100
Cost of revenue — nonrecurring	3,029	2,184	3,316
Research and development, net	7,565	3,918	7,212
Selling, general and administrative	52,672	37,989	52,211
Total stock-based compensation expense	65,265	45,200	64,839
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	10,615	6,684	7,357
Total stock-based compensation, net of taxes	$54,650	$38,516	$57,482

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Restricted stock units and restricted stock awards	$58,678	$47,598	$49,475
Stock bonus program and bonus share program	6,568	(2,390)	15,327
Total equity-settled awards	65,246	45,208	64,802
Phantom stock units (cash-settled awards)	19	(8)	37
Total stock-based compensation expense	$65,265	$45,200	$64,839

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

We recorded a $2.5 million net excess tax benefit, a $0.9 million net excess tax deficiency, and a $1.9 million net excess tax benefit resulting from our Stock Plans as a component of income tax expense for the years ended January 31, 2022, 2021, and 2020, respectively.

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

RSUs, PSUs, or phantom stock units that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such awards were insignificant at January 31, 2022, 2021, and 2020.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
	2022		2021		2020
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,950	$35.97	1,879	$52.96	1,877	$40.98
Granted	1,540	$48.01	1,469	$47.30	1,157	$59.89
Released	(1,800)	$36.14	(1,125)	$47.53	(1,009)	$39.76
Forfeited	(236)	$40.23	(206)	$52.59	(146)	$45.07
Ending balance	2,454	$42.99	2,017	$51.90	1,879	$52.96

The beginning balance of the outstanding shares for the year ended January 31, 2022 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The related weighted-average grant date fair value for the beginning outstanding shares reflects the adjusted fair value of the awards on the Spin-Off Date. The adjusted shares preserve the same terms and conditions and vesting schedules as the original awards.

The beginning balance of the shares and the respective weighted-average grant date fair value for the years ended January 31, 2021 and 2020 reflect the shares and fair values on the original date of grant without adjustment.

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of January 31, 2022, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2022, 2021, and 2020 (these amounts are also included in the Award Activity Table above for 2022, 2021, and 2020):

	Year Ended January 31,
(in thousands)	2022	2021	2020
Beginning balance	743	423	414
Granted	212	297	237
Released	(381)	(182)	(200)
Forfeited	(27)	(27)	(28)
Ending balance	547	511	423

Consistent with the table above, the beginning balance of the outstanding shares for the year ended January 31, 2022 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The beginning balance of the outstanding shares of the years ended January 31, 2021 and 2020 reflects the number of shares on the date of grant without adjustment.

Excluding PSUs, we granted 1,328,000 RSUs during the year ended January 31, 2022.

As of January 31, 2022, there was approximately $66.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.4 years.

Stock Options

We did not grant stock options during the years ended January 31, 2022, 2021, and 2020, and activity from stock options awarded in prior periods was not material during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2022, 2021, and 2020 was not significant.

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

Stock Bonus Program

Our stock bonus program permits eligible employees to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers are eligible to participate in this program to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount determined by the board of directors each year (the “discount”). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock. Shares earned under the program are issued after the end of the performance period, in the subsequent fiscal year.

For bonuses in respect of the year ended January 31, 2019, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, for awards under this program. We issued 97,000 shares in lieu of cash bonuses and 13,000 shares for the discount feature in the year ended January 31, 2020 (in respect of the performance period ended January 31, 2019).

For bonuses in respect of the year ended January 31, 2020, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, for awards under this program. We issued 32,000 shares in lieu of cash bonuses and 3,000 shares for the discount feature in the year ended January 31, 2021 (in respect of the performance period ended January 31, 2020).

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 200,000 shares of common stock, and a discount of 15%, for awards under this program. However, the program was not used for such performance period and no shares were issued during the year ended January 31, 2022 (in respect of the performance period ended January 31, 2021).

For bonuses in respect of the year ended January 31, 2022, our board of directors approved the use of up to 300,000 shares of common stock, and a discount of 15%, for awards under this program. Shares earned under the program will be calculated and issued during the first half of the year ending January 31, 2023.

The following table summarizes activity under the stock bonus program during the years ended January 31, 2022, 2021, and 2020 in isolation from other share activity. As noted above, shares issued in a given fiscal year are in respect of the prior fiscal year’s program period. Also, as noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2022	2021	2020
Shares in lieu of cash bonus — granted and released (not included in the Award Activity Table above)	—	32	97
Shares in respect of discount (included in the Award Activity Table above):
Granted	—	—	16
Released	—	3	13

As noted above, the shares to be issued in respect of the program period ended January 31, 2022 will be calculated and issued during the first half of the year ending January 31, 2023 and are therefore not shown in this table.

In March 2022, our board of directors approved up to 200,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2023. Any shares earned under the program will be issued during the year ending January 31, 2024.

Bonus Share Program

Under our bonus share program, we may provide discretionary bonuses to employees or pay earned bonuses that are outside the stock bonus program in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock. As noted above, all shares issued under this program are included in the Award Activity Table above. Like the stock bonus program, shares awarded under the program are issued after the end of the performance period, in the subsequent fiscal year.
For bonuses in respect of the year ended January 31, 2019, our board of directors approved the use of up to 300,000 shares of common stock under this program, minus any shares used under the stock bonus program in respect of the same performance period. Approximately 59,000 shares of common stock were awarded and released under this program during the year ended January 31, 2020 (in respect of the performance period ended January 31, 2019).

For bonuses in respect of the year ended January 31, 2020, our board of directors approved the use of up to 305,000 shares of common stock under this program, minus any shares used under the stock bonus program in respect of the same performance period. Approximately 272,000 shares of common stock were awarded and released under this program during the year ended January 31, 2021 (in respect of the performance period ended January 31, 2020).

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 300,000 shares of common stock under this program, minus any shares used under the stock bonus program in respect of the same performance period. Any shares awarded under this program would have been issued during the first half of the year ended January 31, 2022, however the program was not used, and no shares of common stock were issued during the year ended January 31, 2022 (in respect of the performance period ended January 31, 2021). Bonuses in respect of the year ended January 31, 2021 were paid solely in cash.

For bonuses in respect of the year ended January 31, 2022, our board of directors has approved the use of up to 300,000 shares of common stock under this program, minus any shares used under the stock bonus program in respect of the same performance period (the maximum numbers of shares issuable under the stock bonus program and the bonus share program collectively for the performance period ended January 31, 2022 will not exceed 300,000). Any shares awarded under this program will be issued during the first half of the year ending January 31, 2023, however, we do not currently expect to issue any shares under this program in respect of the performance period ended January 31, 2022.
For bonuses in respect of the year ended January 31, 2023, in March 2022 our board of directors approved the use of up to 300,000 shares of common stock under this program, minus any shares used under the stock bonus program in respect of the same performance period. Any shares awarded under this program will be issued during the first half of the year ending January 31, 2024.

The combined accrued liabilities for the stock bonus program and the bonus share program was $6.5 million at January 31, 2022.

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

Our matching contribution expenses for our 401(k) Plan were $2.6 million, $2.6 million, and $2.9 million for the years ended January 31, 2022, 2021, and 2020, respectively.

We provide retirement benefits for non-U.S. employees as required by local laws or to a greater extent as we deem appropriate through plans that function similar to 401(k) plans. Funding requirements for programs required by local laws are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

Severance Pay

We are obligated to make severance payments for the benefit of certain employees of our foreign subsidiaries. Severance payments made to Israeli employees are considered significant compared to all other subsidiaries with severance payment arrangements. Under Israeli law, we are obligated to make severance payments to employees of our Israeli subsidiary, subject to certain conditions. In most cases, our liability for these severance payments is fully provided for by regular deposits to funds administered by insurance providers and by an accrual for the amount of our liability which has not yet been deposited.

Severance expenses for our Israeli employees for the years ended January 31, 2022, 2021, and 2020 were $1.3 million, $1.1 million, and $1.1 million, respectively.

17.LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 8 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 to 3 years. As of January 31, 2022 and 2021, assets recorded under finance leases were $14.4 million and $11.0 million, respectively. As of January 31, 2022 and 2021, accumulated depreciation associated with finance leases was $5.0 million and $2.7 million, respectively.

The components of lease expenses for the years ended January 31, 2022, 2021, and 2020 were as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Operating lease expenses	$24,241	$28,617	$26,583
Finance lease expenses:
Amortization of right-of-use assets	3,223	2,295	581
Interest on lease liabilities	260	312	204
Total finance lease expenses	3,483	2,607	785
Variable lease expenses	6,344	5,504	5,609
Short-term lease expenses	1,055	584	657
Sublease income	(1,804)	(966)	(908)
Total lease expenses	$33,319	$36,346	$32,726

During the years ended January 31, 2022 and 2021, we exited certain leased offices primarily due to our workforce operating under remote work environments in certain locations due to the COVID-19 pandemic, which resulted in the recognition of accelerated operating lease costs of $9.8 million and $2.4 million, respectively. Operating lease expenses for the years ended January 31, 2021 and 2020 included $6.9 million and $6.7 million, respectively, of indirect shared facility expenses, which were no longer a component of lease cost subsequent to the completion of the Spin-Off.

Other information related to leases was as follows:

	Year Ended January 31,
(dollars in thousands)	2022	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,360	$21,243	$20,083
Operating cash flows from finance leases	260	312	204
Financing cash flows from finance leases	3,189	2,389	1,930
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,282	$7,619	$17,843
Finance leases	4,041	903	3,288
Weighted average remaining lease terms
Operating leases	3 years	6 years	6 years
Finance leases	3 years	3 years	3 years
Weighted average discount rates
Operating leases	4.8%	5.8%	5.7%
Finance leases	3.8%	4.0%	5.1%

Maturities of lease liabilities as of January 31, 2022 were as follows:

	January 31, 2022
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2023	$26,526	$2,804
2024	9,808	2,017
2025	8,221	1,418
2026	5,056	550
2027	4,312	19
Thereafter	5,423	—
Total future minimum lease payments	59,346	6,808
Less: imputed interest	(6,338)	(348)
Total	$53,008	$6,460

Reported as of January 31, 2022:
Accrued expenses and other current liabilities	$24,551	$2,629
Operating lease liabilities	28,457	—
Other liabilities	—	3,831
Total	$53,008	$6,460

As of January 31, 2022, we have additional operating leases for office facilities, equipment, and vehicles that have not yet commenced with future lease obligations of $2.4 million. These operating leases will commence in the year ending January 31, 2023 with lease terms of 3 years to 4 years.

18.COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are typically fulfilled by our vendors within a relatively short time horizon. As of January 31, 2022, our unconditional purchase obligations totaled approximately $240.3 million.

Licenses and Royalties

We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities.

Historically, we have received non-refundable grants from the Israeli Innovation Authority (“IIA”) that funded a portion of our research and development expenditures. The Israeli law under which the IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal penalties. Funds received from the IIA were recorded as a reduction to research and development expenses and amounts received were not material during the years ended January 31, 2022, 2021 and 2020.

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2022, we had approximately $1.5 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2022, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Legal Proceedings

CTI Litigation

In March 2009, one of our former employees, Ms. Orit Deutsch, commenced legal actions in Israel against our former primary Israeli subsidiary, Cognyte Technologies Ltd. (formerly known as Verint Systems Limited or “VSL”) (Case Number 4186/09) and against our former affiliate CTI (Case Number 1335/09). Also, in March 2009, a former employee of Comverse Limited (CTI’s primary Israeli subsidiary at the time), Ms. Roni Katriel, commenced similar legal actions in Israel against Comverse Limited (Case Number 3444/09). In these actions, the plaintiffs generally sought to certify class action suits against the defendants on behalf of current and former employees of VSL and Comverse Limited who had been granted stock options in Verint and/or CTI and who were allegedly damaged as a result of a suspension on option exercises during an extended filing delay period that is discussed in our and CTI’s historical public filings. On June 7, 2012, the Tel Aviv District Court, where the cases had been filed or transferred, allowed the plaintiffs to consolidate and amend their complaints against the three defendants: VSL, CTI, and Comverse Limited.

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Israeli Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Israeli Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal. On December 15, 2021, the Israeli Supreme Court rejected CTI’s motion to appeal and the proceedings in the District Court resumed.

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

Unfair Competition Litigation and Related Investigation

On February 14, 2022, Verint Americas Inc., as successor to ForeSee Results, Inc. (“ForeSee”), received negative partial summary judgment decisions in two cases pending against it in the United States District Court for the Eastern District of Michigan. As discussed below, we believe that the court’s decisions were wrongly decided and are contrary to the facts and the law. We are seeking reconsideration of the rulings and will ultimately appeal the rulings if necessary. We believe that the claims asserted by the plaintiffs are without merit. In addition, as explained in our affirmative Delaware litigation, we also believe that by bringing the claims, plaintiffs breached an agreement not to pursue such claims in an improper attempt by them and their founder, Claes Fornell, to extract additional monies from ForeSee.

The two Eastern District of Michigan cases are captioned ACSI LLC v. ForeSee Results, Inc. and CFI Group USA LLC v. Verint Americas Inc. The former case was filed on October 24, 2018 against ForeSee Results, Inc. by American Customer Satisfaction Index, LLC (“ACSI LLC”). Case No. 2:18-cv-13319. Verint completed its acquisition of ForeSee on December 19, 2018. In its complaint, ACSI LLC alleged infringement of two federally registered trademarks and common law unfair competition under federal and state law. ACSI LLC asserts that ForeSee, despite cancelling its license to use ACSI LLC’s alleged trademarks in 2013, has continued to use ACSI LLC’s trademarks. The trademark infringement claim was subsequently dismissed, but the common law unfair competition claims have proceeded. The latter case was filed on September 5, 2019 against Verint Americas Inc. (as successor in interest to ForeSee) by CFI Group USA LLC (“CFI”). Case No. 2:19-cv-12602. In its complaint, CFI alleges unfair competition and false advertising under federal and state law, as well as tortious interference with contract. CFI asserts that ForeSee engaged in unfair competition by using ACSI LLC’s trademarks without a license, and that ForeSee engaged in false advertising by mis-describing its customer satisfaction products. ACSI LLC’s and CFI’s complaints seek unspecified damages on their claims.

Following discovery, on June 3, 2021, ACSI LLC and CFI moved for partial summary judgment on their claims and ForeSee moved for summary judgment against their claims. On February 14, 2022, the Eastern District of Michigan generally granted ACSI LLC’s and CFI’s motions for partial summary judgment and generally denied ForeSee’s motions for summary judgment. As noted above, ForeSee believes that the court’s decisions were wrongly decided, ignore substantial factual evidence in the record, and are contrary to applicable law. On February 28, 2022, ForeSee moved for reconsideration, and that motion is pending before the court. ForeSee continues to believe that there are substantial defenses to the claims in the ACSI LLC and CFI litigations and intends to continue to defend them vigorously.

Verint has also been informed that the U.S. Attorney’s Office for the Eastern District of Michigan’s Civil Division (“USAO”) is conducting a False Claims Act investigation concerning allegations ForeSee and/or Verint failed to provide the federal government the services described in certain government contracts. Verint received a Civil Investigation Demand (“CID”) in connection with this investigation and has provided responses. The False Claims Act contains provisions that allow for private persons to initiate actions by filing claims under seal. We believe that this investigation was initiated in coordination with the Eastern District of Michigan litigation discussed above. Verint continues to work cooperatively with the USAO in its review of this matter. At this point, Verint has not determined that there were any deficiencies in ForeSee’s and/or Verint’s performance of the government contracts.

ForeSee also filed affirmative litigation in the Northern District of Georgia (Case No. 1:19-cv-02892, Complaint filed on June 25, 2019) against ACSI LLC’s predecessor in interest. ACSI LLC has now been substituted as the named defendant. In that action, ForeSee seeks cancellation of ACSI LLC’s federally registered trademarks. In response to ASCI LLC’s motion to dismiss the action, on March 15, 2022, the Georgia court issued an order transferring that action to the Eastern District of Michigan.

ForeSee has also filed affirmative litigation in the District of Delaware (Case No. 1:21-cv-00674, Complaint filed on May 7, 2021) against ACSI LLC, CFI, Claes Fornell, and CFI Software LLC. Claes Fornell founded both ACSI LLC and CFI, and previously co-founded ForeSee before selling it in December 2013 for a significant gain. The Delaware action asserts claims against ACSI LLC, CFI, Fornell, and CFI Software for their breach of a “Joinder and Waiver Agreement” entered into in connection with the December 2013 sale in which they represented that they had no claims against ForeSee and in which they released any such claims. The Delaware action alleges that the Eastern District of Michigan litigations effectively represent an improper attempt by Fornell and his affiliates to profit off of ForeSee a second time (first by selling it in 2013 as a law-abiding company, only to sue it in 2018 and 2019 claiming violations of law for business practices that began while Fornell owned a significant position in ForeSee (via CFI Software) and during the time that Fornell served as chairman of ForeSee’s board). The Delaware action also asserts fraud claims against Fornell and CFI Software for affirmative statements they made in the December 2013 merger agreement which effectuated the sale and in other contemporaneous materials that ForeSee was not engaging in unfair competition or other violations of law. The Delaware litigation seeks as damages any amounts recovered by ACSI LLC, CFI or the USAO in the proceedings discussed above, as well as attorneys’ fees. Defendants moved to dismiss, stay or transfer the Delaware litigation, and the magistrate judge assigned to the case denied the motions to dismiss and transfer but recommended temporarily staying the case pending decisions on the motions for summary judgment in the Eastern District of Michigan. ForeSee objected to the recommended stay, and those objections are currently pending before the Delaware court.

No amounts have been recognized in our consolidated financial statements for these loss contingencies as it is not probable a loss has been incurred and the range of a possible loss is not yet estimable. However, in light of the recent rulings by the court in the Eastern District of Michigan, we consider the potential exposure reasonably possible. An estimate of a reasonably possible loss (or a range of loss) cannot be made in either the commercial litigation or False Claims Act investigation at this time. As these matters are ongoing it is at least reasonably possible that our estimates will change in the near term and the effect may be material.

We are a party to other various litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of any such current matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

19.SEGMENT, GEOGRAPHIC, AND SIGNIFICANT CUSTOMER INFORMATION

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker, or CODM, or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM.

Prior to the Spin-Off, we had two reportable segments—Customer Engagement and Cyber Intelligence. Upon completion of the Spin-Off, we began operating as a pure-play customer engagement company that operates as a single reporting segment as our CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Geographic Information

Revenue by major geographic region is based upon the geographic location of the customers who purchase our products and services. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers.

Revenue in the Americas includes the United States, Canada, Mexico, Brazil, and other countries in the Americas. Revenue in Europe, the Middle East and Africa (“EMEA”) includes the United Kingdom, Germany, Israel, and other countries in EMEA. Revenue in the Asia-Pacific (“APAC”) region includes Australia, India, and other Asia-Pacific countries.

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Americas:
United States	$552,680	$515,480	$539,586
Other	48,043	54,470	49,489
Total Americas	600,723	569,950	589,075
EMEA:
United Kingdom	100,606	100,855	100,107
Other	79,560	72,361	68,835
Total EMEA	180,166	173,216	168,942
APAC	93,620	87,081	88,508
Total revenue	$874,509	$830,247	$846,525

Our long-lived assets primarily consist of net property and equipment, operating lease right-of-use assets, goodwill and other intangible assets, and deferred income taxes. We believe that our tangible long-lived assets, which consist of our net property and equipment, are exposed to greater geographic area risks and uncertainties than intangible assets, operating lease right of use assets, and long-term cost deferrals, because these tangible assets are difficult to move and are relatively illiquid.

Property and equipment, net by geographic area consisted of the following as of January 31, 2022 and 2021:

	January 31,
(in thousands)	2022	2021
United States	$50,241	$51,537
United Kingdom	9,225	11,345
Other countries	4,624	6,208
Total property and equipment, net	$64,090	$69,090

Significant Customers

No end-customer represented more than 10% of our total revenue during the years ended January 31, 2022, 2021, and 2020. In the year ended January 31, 2021, we had an authorized global reseller of our solutions that represented approximately 10% of our total revenue, but did not represent 10% or greater of our total revenue for the years ended January 31, 2022 or 2020.

20.SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2022 and 2021 appears in the following tables:

	Three Months Ended
(in thousands, except per share data)	April 30, 2021	July 31, 2021	October 31, 2021	January 31, 2022
Revenue	$200,904	$214,617	$224,820	$234,168
Gross profit	$128,564	$142,050	$152,736	$152,587
Income from continuing operations before provision for income taxes	$1,022	$9,517	$22,850	$6,115
Net income (loss) from continuing operations	$1,094	$5,316	$13,501	$(4,260)
Net income (loss) attributable to Verint Systems Inc.	$799	$5,000	$13,237	$(4,623)
Net (loss) income attributable to Verint Systems Inc. common shares	$(2,523)	$(200)	$8,037	$(9,823)

Net (loss) income from continuing operations attributable to Verint Systems Inc. common shares
Basic	$(0.04)	$—	$0.12	$(0.15)
Diluted	$(0.04)	$—	$0.12	$(0.15)

	Three Months Ended
(in thousands, except per share data)	April 30, 2020	July 31, 2020	October 31, 2020	January 31, 2021
Revenue	$185,865	$204,080	$215,222	$225,080
Gross profit	$114,962	$137,179	$141,350	$149,205
Loss from continuing operations before provision for income taxes	$(14,071)	$(1,025)	$(1,017)	$(25,551)
Net loss from continuing operations	$(14,418)	$(9,370)	$(2,101)	$(22,712)
Net (loss) income attributable to Verint Systems Inc.	$(6,014)	$8,494	$10,175	$(19,922)
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(14,658)	$(12,181)	$(5,068)	$(25,403)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$8,644	$18,191	$12,585	$2,967

Net loss per common share attributable to Verint Systems Inc. from continuing operations
Basic	$(0.23)	$(0.19)	$(0.08)	$(0.39)
Diluted	$(0.23)	$(0.18)	$(0.08)	$(0.39)

Net income per common share attributable to Verint Systems Inc. from discontinued operations
Basic	$0.14	$0.28	$0.19	$0.05
Diluted	$0.14	$0.27	$0.19	$0.05

Net (loss) income per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net (loss) income per common share amounts may not equal the amounts reported for the years.

As a result of the Spin-Off, the statement of operations, balance sheets, and related financial information reflect Cognyte’s operations, assets and liabilities as discontinued operations. Please refer to Note 2, “Discontinued Operations” for a more detailed discussion of the Spin-Off.

The quarterly operating results for the year ended January 31, 2022 did not include any material unusual or infrequently occurring items.

Net loss from continuing operations attributable to Verint Systems Inc. common shares for the three months ended January 31, 2021 reflects a non-cash Future Tranche Right charge of $33.3 million. Please refer to Note 10, “Convertible Preferred Stock” and Note 14, “Fair Value Measurements” for additional information regarding the Future Tranche Right.

As is typical for many software and technology companies, our business is subject to seasonable and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, in some years, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See “Risk Factors” in Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

21.SUBSEQUENT EVENT

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1.5 million shares of common stock to offset dilution from our equity compensation program for such fiscal year. Subsequent to January 31, 2022, through the date of filing this report, we repurchased 1.5 million shares of our common stock for an aggregate purchase price of $78.2 million at an average price of $52.11 per share under our stock repurchase program. Repurchases were financed with available cash in the United States.

On March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2022. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2022. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, our global workforce continued to operate primarily in a work from home environment for the quarter ended January 31, 2022. The design of our financial reporting processes, systems, and controls allows for remote execution with accessibility to secure data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2022, of the Company and our report dated March 29, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 29, 2022

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Proposal No. 1 - Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2022 (the “2022 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2022.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,454,314	$—	11,094,875	(2)
Equity compensation plans not approved by security holders	—		—

Total	2,454,314		11,094,875

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of shares that may be issued pursuant to future awards under the Verint Systems Inc. 2019 Long-Term Stock Incentive Plan (the “2019 Plan”). The 2019 Plan uses a fungible ratio such that each option or stock-settled stock appreciation right granted under the 2019 Plan will reduce the plan capacity by one share and each other award denominated in shares that is granted under the 2019 Plan will reduce the available capacity by 2.38 shares.

The information presented above reflects adjustments resulting from the Spin-Off.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
3.4	First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 7, 2020
3.5	Certificate of Amendment to First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on December 10, 2020
3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Perpetual Preferred Stock	Form 8-K filed on April 6. 2021
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Description of Verint Systems Inc. Capital Stock	Form 10-K filed on March 31, 2020
4.3	Indenture, dated as of April 9, 2021, by and between Verint Systems Inc. and Wilmington Trust, National Association, as trustee	Form 8-K filed on April 9, 2021

Number	Description	Filed Herewith / Incorporated by Reference from

4.4	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.5)	Form 8-K filed on April 9, 2021
4.5	Form of Capped Call Confirmation	Form 8-K filed on April 9, 2021
10.1	Form of Indemnification Agreement	Form 10-Q filed on December 6, 2018
10.2	Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2017
10.3	Verint Systems Inc. 2019 Long-Term Stock Incentive Plan	Form 8-K filed on June 24, 2019
10.4	Verint Systems Inc. Stock Bonus Program**	Form 10-K filed on March 31, 2021
10.5	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.6	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2018**	Form 10-K filed on March 29, 2018
10.7	Form of Performance-Based Restricted Stock Unit Award Agreement for Incentive Grants in Connection with the Spin-Off Transaction**	Form 10-K filed on March 31, 2020
10.8	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Form 10-K filed on March 31, 2021
10.11	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Form 10-K filed on March 31, 2021
10.12	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Filed herewith
10.13	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Filed herewith
10.14	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.15
Amendment No. 1, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.16
Second Amendment, dated June 8, 2020, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on June 9, 2020
10.17
Third Amendment, dated April 9, 2021, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent*
Form 8-K filed on April 9, 2021
10.18	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.19	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.20	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.21	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.22	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ended January 31, 2022 and Subsequent**	Form 10-K filed on March 31, 2021

Number	Description	Filed Herewith / Incorporated by Reference from

10.23	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.24	Investment Agreement, dated December 4, 2019, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K/A filed on December 5, 2019
10.25	Registration Rights Agreement, dated May 7, 2020, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K filed on May 7, 2020
10.26	Separation and Distribution Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.27	Tax Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.28	Employee Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.29	Transition Services Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.30	Intellectual Property Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.31	Trademark Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
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

VERINT SYSTEMS INC.

March 29, 2022	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 29, 2022	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 29, 2022
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 29, 2022
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Linda Crawford	Director	March 29, 2022
Linda Crawford

/s/ John R. Egan	Director	March 29, 2022
John R. Egan

/s/ Reid French, Jr.	Director	March 29, 2022
Reid French, Jr.

/s/ Stephen J. Gold	Director	March 29, 2022
Stephen J. Gold

/s/ William H. Kurtz	Director	March 29, 2022
William H. Kurtz

/s/ Andrew Miller	Director	March 29, 2022
Andrew Miller

/s/ Richard Nottenburg	Director	March 29, 2022
Richard Nottenburg

/s/ Kristen Robinson	Director	March 29, 2022
Kristen Robinson

/s/ Jason Wright	Director	March 29, 2022
Jason Wright