Form 10-Q
period 2022-04-30
VERINT SYSTEMS INC
filed 2022-06-07
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2022
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

There were 64,676,525 shares of the registrant’s common stock outstanding on May 16, 2022.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, inflation, economic instability, political unrest, armed conflicts (such as the Russian invasion of Ukraine), natural disasters, climate change or other environmental issues, or outbreaks of disease, such as the COVID-19 pandemic, as well as the resulting impact on information technology spending by enterprises or government customers, on our business;
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
•risks associated with our ability to or costs to retain, recruit, and train qualified personnel in regions in which we operate either physically or remotely, including in new markets and growth areas we may enter, due to competition for talent, increasing labor costs, applicable regulatory requirements such as vaccination mandates, or otherwise;
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
•risks associated with the mishandling or perceived mishandling of sensitive or confidential information and data, including personally identifiable information or other information that may belong to our customers or other third parties, including in connection with our software as a service (“SaaS”) or other hosted or managed services offerings or when we are asked to perform service or support;
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
•risks associated with market volatility in the prices of our common stock and convertible notes based on our performance, third-party publications or speculation, or other factors, and risks associated with actions of activist stockholders;
•risks associated with Apax Partners’ significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and

•risks associated with the 2021 spin-off of our former Cyber Intelligence Solutions business, including the possibility that the spin-off transaction does not achieve the benefits anticipated, does not qualify as a tax-free transaction, or exposes us to unexpected claims or liabilities.
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2022. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2022	2022
Assets
Current Assets:
Cash and cash equivalents	$285,046	$358,805
Short-term investments	745	765
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.3 million, respectively	149,758	193,831
Contract assets, net	37,993	42,688
Inventories	5,225	5,337
Prepaid expenses and other current assets	56,433	53,752
Total current assets	535,200	655,178
Property and equipment, net	61,577	64,090
Operating lease right-of-use assets	32,724	35,433
Goodwill	1,327,444	1,353,421
Intangible assets, net	104,838	118,254
Other assets	139,258	134,729
Total assets	$2,201,041	$2,361,105

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$35,482	$39,501
Accrued expenses and other current liabilities	146,327	168,694
Contract liabilities	258,065	271,271
Total current liabilities	439,874	479,466
Long-term debt	407,402	406,954
Long-term contract liabilities	15,704	15,872
Operating lease liabilities	29,096	28,457
Other liabilities	37,191	39,456
Total liabilities	929,267	970,205
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at April 30, 2022 and January 31, 2022, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at April 30, 2022 and January 31, 2022, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 66,677,000 and 66,211,000 shares; outstanding 64,677,000 and 66,211,000 shares at April 30, 2022 and January 31, 2022, respectively.	67	66
Additional paid-in capital	1,141,162	1,125,152
Treasury stock, at cost — 2,000,000 shares at April 30, 2022; No shares at January 31, 2022.	(105,666)	—
Accumulated deficit	(54,223)	(54,509)
Accumulated other comprehensive loss	(148,560)	(118,515)
Total Verint Systems Inc. stockholders' equity	832,780	952,194
Noncontrolling interests	2,673	2,385
Total stockholders' equity	835,453	954,579
Total liabilities, temporary equity, and stockholders' equity	$2,201,041	$2,361,105

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2022	2021
Revenue:
Recurring	$159,367	$144,453
Nonrecurring	58,539	56,451
Total revenue	217,906	200,904
Cost of revenue:
Recurring	41,028	38,076
Nonrecurring	32,068	29,880
Amortization of acquired technology	3,639	4,384
Total cost of revenue	76,735	72,340
Gross profit	141,171	128,564
Operating expenses:
Research and development, net	30,947	29,148
Selling, general and administrative	102,882	87,646
Amortization of other acquired intangible assets	6,844	7,328
Total operating expenses	140,673	124,122
Operating income	498	4,442
Other income (expense), net:
Interest income	199	23
Interest expense	(1,501)	(5,019)
Losses on early retirements of debt	—	(2,474)
Other income, net	1,674	4,050
Total other income (expense), net	372	(3,420)
Income before provision for (benefit from) income taxes	870	1,022
Provision for (benefit from) income taxes	296	(72)
Net income	574	1,094
Net income attributable to noncontrolling interests	288	295
Net income attributable to Verint Systems Inc.	286	799
Dividends on preferred stock	(5,200)	(3,322)
Net loss attributable to Verint Systems Inc. common shares	$(4,914)	$(2,523)

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)

Weighted-average common shares outstanding:
Basic	64,947	65,661
Diluted	64,947	65,661

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2022	2021
Net income	$574	$1,094
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(29,890)	2,608
Distribution of Cognyte Software Ltd.	—	17,123
Net decrease from foreign exchange contracts designated as hedges	(188)	(66)
Net increase from interest rate swap prior to dedesignation as a hedge	—	1,014
Net increase from settlement of interest rate swap due to partial early retirement of Term Loan	—	12,017
Benefit from income taxes on net (decrease) increase from foreign exchange contracts and interest rate swap designated as hedges	33	11
Other comprehensive (loss) income	(30,045)	32,707
Comprehensive (loss) income	(29,471)	33,801
Comprehensive income attributable to noncontrolling interests	288	295
Comprehensive (loss) income attributable to Verint Systems Inc.	$(29,759)	$33,506

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2022	66,211	$66	$1,125,152	$—	$(54,509)	$(118,515)	$952,194	$2,385	$954,579
Net income	—	—	—	—	286	—	286	288	574
Other comprehensive loss	—	—	—	—	—	(30,045)	(30,045)	—	(30,045)
Stock-based compensation — equity-classified awards	—	—	16,011	—	—	—	16,011	—	16,011
Common stock issued for stock awards and stock bonuses	466	1	(1)	—	—	—	—	—	—
Treasury stock acquired	(2,000)	—	—	(105,666)	—	—	(105,666)	—	(105,666)
Balances as of April 30, 2022	64,677	$67	$1,141,162	$(105,666)	$(54,223)	$(148,560)	$832,780	$2,673	$835,453

Balances as of January 31, 2021	65,773	$70	$1,726,166	$(208,124)	$(113,797)	$(136,878)	$1,267,437	$15,127	$1,282,564
Net income	—	—	—	—	799	—	799	295	1,094
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	15,584	15,584	—	15,584
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation — equity-classified awards	—	—	14,253	—	—	—	14,253	—	14,253
Common stock issued for stock awards and stock bonuses	827	1	(1)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Treasury stock acquired	(543)	—	—	(25,868)	—	—	(25,868)	—	(25,868)
Purchases of capped calls, net of taxes	—	—	(32,416)	—	—	—	(32,416)	—	(32,416)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430	—	1,430
Balances as of April 30, 2021	64,999	$70	$1,333,312	$(233,992)	$(68,123)	$(104,171)	$927,096	$2,552	$929,648

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$574	$1,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,048	19,049
Stock-based compensation, excluding cash-settled awards	18,364	16,405
Change in fair value of future tranche right	—	(15,810)
Non-cash losses on derivative financial instruments, net	—	14,374
Losses on early retirements of debt	—	2,474
Other, net	2,163	(2,317)
Changes in operating assets and liabilities:
Accounts receivable	41,766	58,026
Contract assets	4,024	(2,184)
Inventories	68	(350)
Prepaid expenses and other assets	(8,686)	(18,781)
Accounts payable and accrued expenses	(5,694)	(1,510)
Contract liabilities	(9,645)	(15,524)
Deferred income taxes	(1,074)	(16,977)
Other, net	(5,982)	(260)
Net cash provided by operating activities — continuing operations	53,926	37,709
Net cash used in operating activities — discontinued operations	—	(8,007)
Net cash provided by operating activities	53,926	29,702

Cash flows from investing activities:
Purchases of property and equipment	(5,224)	(4,369)
Maturities and sales of investments	250	45,640
Purchases of investments	(250)	—
Cash paid for capitalized software development costs	(2,003)	(1,966)
Change in restricted bank time deposits, and other investing activities, net	20	(32)
Net cash (used in) provided by investing activities	(7,207)	39,273

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	200,000
Proceeds from borrowings	—	315,000
Repayments of borrowings and other financing obligations	(775)	(310,633)
Purchases of capped calls	—	(40,950)
Payments of debt-related costs	(93)	(9,422)
Purchases of treasury stock and common stock for retirement	(105,213)	(75,014)
Preferred stock dividend payments	(10,400)	(5,200)
Payment for termination of interest rate swap	—	(16,502)
Net cash transferred to Cognyte Software Ltd.	—	(114,657)
Dividend and other settlements received from Cognyte Software Ltd.	—	40,164
Payments of contingent consideration for business combinations (financing portion), and other financing activities	(1,549)	(2,842)
Net cash used in financing activities	(118,030)	(20,056)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,431)	218
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(73,742)	49,137
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	358,868	700,133
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$285,126	$749,270

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$285,046	$359,418

	Three Months Ended April 30,
(in thousands)	2022	2021
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	—	389,795
Restricted cash and cash equivalents included in prepaid expenses and other current assets	23	—
Restricted cash and cash equivalents included in other assets	57	57
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$285,126	$749,270

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

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,400 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Spin-Off of Cognyte Software Ltd.

On February 1, 2021, we completed the previously announced spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. The Spin-Off of Cognyte was completed by way of a pro rata distribution in which holders of Verint’s common stock, par value $0.001 per share, received one ordinary share of Cognyte, no par value, for every share of common stock of Verint held of record as of the close of business on January 25, 2021. After the distribution, we do not beneficially own any ordinary shares of Cognyte and no longer consolidate Cognyte into our financial results for periods ending after January 31, 2021. The Spin-Off was intended to be generally tax-free to our stockholders for U.S. federal income tax purposes.

In connection with the Spin-Off, we and Cognyte entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a transition services agreement, pursuant to which we and Cognyte agreed to provide and/or make available various administrative services and assets to each other for a given period based on each individual service. The performance of services under the transition services agreement was substantially concluded as of January 31, 2022, with only minimal advisory services continuing as of April 30, 2022.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of April 30, 2022, Apax’s ownership in us on an as-converted basis was approximately 13.0%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended April 30, 2022 and 2021, and the condensed consolidated balance sheet as of April 30, 2022, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2022 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2022. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2022 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of April 30, 2022 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended April 30, 2022, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. We adopted this standard as of February 1, 2022, and the adoption did not have any impact on our condensed consolidated financial statements, as the effect will largely depend on the terms of written call options or financings issued or modified in the future.

New Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued Update 2021-01, Reference Rate Reform (Topic 848): Scope. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. A portion of our indebtedness bears interest at variable interest rates, primarily based on euro-dollar LIBOR. We continue to monitor the impact of the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions. We are currently assessing the impact of this standard on our condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements but the ultimate impact is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed prior to the adoption date.

2.    REVENUE RECOGNITION

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
▪SaaS revenue consists predominately of bundled SaaS (software access rights with standard managed services) and unbundled SaaS (software licensing rights accounted for as term-based licenses whereby customers have a license to our software with related support for a specific period).
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

	Three Months Ended April 30,
(in thousands)	2022	2021
Recurring revenue:
Bundled SaaS revenue	$49,285	$39,309
Unbundled SaaS revenue	45,445	24,283
Optional managed services revenue	15,913	16,458
Total cloud revenue	110,643	80,050
Support revenue	48,724	64,403
Total recurring revenue	159,367	144,453
Nonrecurring revenue:
Perpetual revenue	33,258	29,323
Professional services revenue	25,281	27,128
Total nonrecurring revenue	58,539	56,451
Total revenue	$217,906	$200,904

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	April 30, 2022	January 31, 2022
Accounts receivable, net	$149,758	$193,831
Contract assets, net	$37,993	$42,688
Long-term contract assets, net (included in other assets)	$36,549	$30,510
Contract liabilities	$258,065	$271,271
Long-term contract liabilities	$15,704	$15,872

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three months ended April 30, 2022 and 2021. As of April 30, 2022, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 20% and Partner B was approximately 11%. As of January 31, 2022, Partner A accounted for approximately 14% and Partner B accounted for less than 10% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the three months ended April 30, 2022 and 2021 from amounts included in contract liabilities at the beginning of each period was $96.9 million and $97.6 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	April 30, 2022	January 31, 2022
RPO:
Expected to be recognized within 1 year	$433,052	$447,428
Expected to be recognized in more than 1 year	278,208	274,404
Total RPO	$711,260	$721,832

3.    NET LOSS PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2022	2021
Net income	$574	$1,094
Net income attributable to noncontrolling interests	288	295
Net income attributable to Verint Systems Inc.	286	799
Dividends on preferred stock	(5,200)	(3,322)
Net loss attributable to Verint Systems Inc. for basic net loss per common share	(4,914)	(2,523)
Dilutive effect of dividends on preferred stock	—	—
Net loss attributable to Verint Systems Inc. for diluted net loss per common share	$(4,914)	$(2,523)

Weighted-average shares outstanding:
Basic	64,947	65,661
Dilutive effect of employee equity award plans	—	—
Dilutive effect of 2021 Notes	—	—
Dilutive effect of 2014 Notes	—	—
Dilutive effect of warrants	—	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	64,947	65,661

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2022	2021
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,571	1,859
2021 Notes	—	1,254
2014 Notes	—	9,541
Warrants	—	9,865
Series A Preferred Stock	5,498	5,498
Series B Preferred Stock	3,980	1,118

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three months ended April 30, 2022, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes (as defined in Note 7, “Long-Term Debt”), and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Following the completion of the Spin-Off on February 1, 2021, the strike prices of the conversion features of our 2014 Notes and Warrants (each as defined in Note 7, “Long-Term Debt”) were reduced to $40.55 per share and $47.18 per share, respectively, which increased the equivalent number of underlying common shares to 9,541,000 and 9,865,000, respectively.

Our Note Hedges (as defined in Note 7, “Long-Term Debt”) did not impact our diluted earnings per common share calculation because their effect would be anti-dilutive. However, in connection with the maturity of the 2014 Notes, the common shares delivered to us under the Note Hedges neutralized the dilutive effect of the common shares that we issued under the 2014 Notes to settle the conversion premium. As a result, the settlement of the outstanding 2014 Notes did not increase our outstanding common stock.

Our Warrants had a dilutive impact on net income per common share to the extent that we reported net income for the applicable period and the average market value of our common stock exceeded the strike price of the Warrants. The Warrants expired incrementally on a series of expiration dates between August 30, 2021 and January 21, 2022. At each expiration date the Warrants were exercised when the market price per share of our common stock exceeded the strike price of the Warrants, and we issued an aggregate of 293,143 shares of our common stock as part of the cashless exercise of approximately 5,031,000 Warrants. All outstanding Warrants were exercised or expired as of January 31, 2022.

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 7, “Long-Term Debt”.

On December 4, 2019, we announced that the Apax Investor would invest up to $400.0 million in us in the form of convertible preferred stock. On May 7, 2020, the purchase of $200.0 million of our Series A Preferred Stock closed. On April 6, 2021, in connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net loss per common share for the three months ended April 30, 2022 and 2021, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2022 and January 31, 2022:

	April 30, 2022
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$184,944	$—	$—	$184,944
Money market funds	25,135	—	—	25,135
Commercial paper	74,967	—	—	74,967
Total cash and cash equivalents	$285,046	$—	$—	$285,046

Short-term investments:
Bank time deposits	$745	$—	$—	$745
Total short-term investments	$745	$—	$—	$745

	January 31, 2022
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$201,769	$—	$—	$201,769
Money market funds	127,041	—	—	127,041
Commercial paper	29,995	—	—	29,995
Total cash and cash equivalents	$358,805	$—	$—	$358,805

Short-term investments:
Bank time deposits	$765	$—	$—	$765
Total short-term investments	$765	$—	$—	$765

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the three months ended April 30, 2022 and 2021, proceeds from maturities and sales of short-term investments were $0.3 million and $45.6 million, respectively.

5.    BUSINESS COMBINATIONS

Three Months Ended April 30, 2022

We did not complete any business combinations during the three months ended April 30, 2022.

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

Transaction and related costs directly attributable to the acquisition of Conversocial, consisting primarily of professional fees and integration expenses, were $0.9 million for the three months ended April 30, 2022, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and net income (loss) attributable to Conversocial included in our consolidated statement of operations for the three months ended April 30, 2022 was not material.

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

The following table sets forth the components and the allocation of the purchase price for our acquisition of Conversocial, including adjustments identified subsequent to the valuation date, none of which were material:

(in thousands)	Amount
Components of Purchase Price:
Cash	$53,409
Other purchase price adjustments	(190)
Total purchase price	$53,219

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,694
Other current assets, including cash acquired	5,302
Other assets	511
Current and other liabilities	(1,945)
Contract liabilities — current and long-term	(3,410)
Deferred income taxes	(407)
Net tangible assets	1,745
Identifiable intangible assets:
Customer relationships	9,800
Developed technology	9,900
Trademarks and trade names	200
Total identifiable intangible assets	19,900
Goodwill	31,574
Total purchase price allocation	$53,219

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

Year Ended January 31, 2022

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

Other Business Combination Information

For the three months ended April 30, 2022 and 2021, we recorded a benefit of $0.2 million and a charge of $0.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on our historical business combinations achieving certain objectives and milestones. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $4.8 million at April 30, 2022, which was recorded within accrued expenses and other current liabilities.

Payments of contingent consideration earned under these agreements were $2.7 million and $7.6 million for the three months ended April 30, 2022 and 2021, respectively.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and removed from our condensed consolidated balance sheets, consisted of the following as of April 30, 2022 and January 31, 2022:

	April 30, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$456,247	$(373,221)	$83,026
Acquired technology	224,284	(203,193)	21,091
Trade names	5,146	(4,425)	721
Distribution network	2,440	(2,440)	—
Total intangible assets	$688,117	$(583,279)	$104,838

	January 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$467,408	$(375,827)	$91,581
Acquired technology	229,501	(203,895)	25,606
Trade names	5,677	(4,610)	1,067
Distribution network	2,440	(2,440)	—
Total intangible assets	$705,026	$(586,772)	$118,254

Total amortization expense recorded for acquisition-related intangible assets was $10.5 million and $11.7 million for the three months ended April 30, 2022 and 2021, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2023 (remainder of year)	$29,189
2024	30,476
2025	14,586
2026	13,360
2027	9,466
2028 and thereafter	7,761
Total	$104,838

There were no impairments of acquired intangible assets during the three months ended April 30, 2022 and 2021.

Goodwill activity for the three months ended April 30, 2022 was as follows:

(in thousands)	Amount
Three Months Ended April 30, 2022:
Goodwill, gross, at January 31, 2022	$1,409,464
Accumulated impairment losses through January 31, 2022	(56,043)
Goodwill, net, at January 31, 2022	1,353,421
Foreign currency translation and other	(25,977)
Goodwill, net, at April 30, 2022	$1,327,444

Balance at April 30, 2022
Goodwill, gross, at April 30, 2022	$1,383,487
Accumulated impairment losses through April 30, 2022	(56,043)
Goodwill, net, at April 30, 2022	$1,327,444

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2022 and January 31, 2022:

	April 30,	January 31,
(in thousands)	2022	2022
2021 Notes	$315,000	$315,000
Term Loan	100,000	100,000
Less: unamortized debt discounts and issuance costs	(7,598)	(8,046)
Total debt	407,402	406,954
Less: current maturities	—	—
Long-term debt	$407,402	$406,954

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our Credit Agreement described below, to terminate an interest rate swap agreement, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2022, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at April 30, 2022.

Based on the closing market price of our common stock on April 30, 2022, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2022, no Capped Calls have been exercised.

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

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the terms of the Warrants were adjusted to provide the counterparties the rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants expired incrementally on a series of expiration dates between August 30, 2021 and January 21, 2022. At each expiration date, the Warrants were exercised when the market price per share of our common stock exceeded the strike price of the Warrants, and we issued an aggregate of 293,143 shares of our common stock as part of the cashless exercise of approximately 5,031,000 Warrants. The Warrants had a dilutive effect on net income per share to the extent that the average market value of our common stock, as measured under the terms of the Warrants, exceeded the strike price of the Warrants. All outstanding Warrants were exercised or expired as of January 31, 2022.

The Note Hedges and Warrants both qualified for classification within stockholders’ equity, and therefore no changes to their respective fair values were recorded in our condensed consolidated statements of operations for any period.

Credit Agreement

Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “Credit Agreement”).

The Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “Term Loan”), of which $100.0 million was outstanding at April 30, 2022 and January 31, 2022, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”), none of which was drawn as of April 30, 2022 and January 31, 2022. The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”) and is subject to increase and reduction from time to time according to the terms of the Credit Agreement. The majority of the proceeds from the Term Loan were used to repay all outstanding term loans under our prior credit agreement.

The Term Loan was subject to an original issuance discount of approximately $0.5 million, which is being amortized as interest expense over the term of the Term Loan using the effective interest method.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin. On January 31, 2018, we entered into an amendment to the Credit Agreement (the “2018 Amendment”) providing for, among other things, a reduction of the interest rate margins on the Term Loan from 2.25% to 2.00% for Eurodollar loans, and from 1.25% to 1.00% for ABR loans.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the three months ended April 30, 2021. Optional prepayments of loans under the Credit Agreement are generally permitted without premium or penalty.

On April 9, 2021, we amended the Credit Agreement (the “2021 Amendment”), pursuant to which we replaced the Prior Revolving Credit Facility, which would otherwise have matured on June 29, 2022, with the current $300.0 million Revolving Credit Facility maturing on April 9, 2026.

The maturity dates of the Term Loan and Prior Revolving Credit Facility would have been accelerated to March 1, 2021 if on such date any 2014 Notes remained outstanding, unless such outstanding 2014 Notes were cash collateralized pursuant to a second amendment to the Credit Agreement (the “2020 Amendment”), entered into on June 8, 2020. Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off within the parameters set forth in the Credit Agreement, as amended.

As of April 30, 2022, the interest rate on the Term Loan was 2.46%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the Term Loan was approximately 2.66% at April 30, 2022. As of January 31, 2022, the interest rate on the Term Loan was 2.10%.

For borrowings under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). In addition, under the Revolving Credit Facility, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio.

Our obligations under the Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

The Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the Credit Agreement may be terminated.

Credit Agreement Issuance and Amendment Costs

We incurred debt issuance costs of approximately $6.8 million in connection with the Credit Agreement, of which $4.1 million were associated with the Term Loan, and $2.7 million were associated with the Prior Revolving Credit Facility, which were deferred and are being amortized as interest expense over the terms of the facilities. During the year ended January 31, 2018, we wrote off $0.2 million of deferred debt issuance costs associated with the Term Loan as a result of the 2018 Amendment. During the year ended January 31, 2021, we incurred $2.1 million of debt modification costs related to the 2020 Amendment, $1.2 million of which were expensed, and $0.9 million of which were deferred (comprised of $0.5 million associated with the Term Loan, and $0.4 million associated with the Prior Revolving Credit Facility), and which are being amortized along with the previously deferred debt issuance costs.

At the time of the 2021 Amendment, there were $1.3 million of unamortized deferred debt issuance costs associated with the Prior Revolving Credit Facility, of which $0.8 million were associated with commitments under the Prior Revolving Credit Facility provided by lenders that are continuing to provide commitments under the current Revolving Credit Facility and therefore continued to be deferred, and which are now being amortized over the term of the Revolving Credit Facility. The remaining $0.5 million of unamortized deferred debt issuance costs associated with the Prior Revolving Credit Facility were written off and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the three months ended April 30, 2021. We incurred $1.5 million of debt modification costs related to the 2021 Amendment, all of which are associated with the Revolving Credit Facility, which have been deferred and are being amortized along with the previously deferred debt issuance costs over the term of the Revolving Credit Facility.

Deferred debt issuance costs associated with the Term Loan are being amortized using the effective interest rate method, and deferred debt issuance costs associated with the Revolving Credit Facility are being amortized on a straight-line basis.

Future Principal Payments on the Term Loan

As a result of the significant Term Loan principal payments made during the three months ended April 30, 2021, no further principal payments are required prior to the maturity of the Term Loan on June 29, 2024.

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, the 2014 Notes, and on borrowings under our Credit Agreement, for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands)	2022	2021
2021 Notes:
Interest expense at 0.25% coupon rate	$195	$48
Amortization of deferred debt issuance costs	439	105
Total Interest Expense - 2021 Notes	$634	$153

2014 Notes:
Interest expense at 1.50% coupon rate	$—	$1,451
Amortization of deferred debt issuance costs	—	391
Total Interest Expense - 2014 Notes	$—	$1,842

Borrowings under Credit Agreement:
Interest expense at contractual rates	$560	$1,760
Impact of interest rate swap reclassified from accumulated other comprehensive loss	—	1,014
Amortization of debt discounts	5	3
Amortization of deferred debt issuance costs	211	272
Total Interest Expense - Borrowings under Credit Agreement	$776	$3,049

On May 1, 2020, our interest rate swap agreement no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on our interest rate swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to settle the 2018 Swap (as defined in Note 13, “Derivative Financial Instruments”) prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our condensed consolidated statement of operations for the three months ended April 30, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022.

Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2022 and January 31, 2022:

	April 30,	January 31,
(in thousands)	2022	2022
Raw materials	$3,508	$3,001
Work-in-process	115	150
Finished goods	1,602	2,186
Total inventories	$5,225	$5,337

Condensed Consolidated Statements of Operations

Other income, net consisted of the following for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands)	2022	2021
Foreign currency gains (losses), net	$1,713	$(541)
Losses on derivative financial instruments, net	—	(14,374)
Change in fair value of future tranche right	—	15,810
Other, net	(39)	3,155
Total other income, net	$1,674	$4,050

Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the future tranche right.

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands)	2022	2021
Cash paid for interest	$930	$4,583
Cash payments of income taxes, net	$2,238	$23,035
Cash payments for operating leases	$12,195	$4,878
Non-cash investing and financing transactions:
Finance leases of property and equipment	$12	$1,678
Accrued but unpaid purchases of property and equipment	$988	$2,406
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$—	$36,962
Retirement of treasury stock	$—	$434
Accrued but unpaid purchases of treasury stock	$453	$—

9.    CONVERTIBLE PREFERRED STOCK

On December 4, 2019, we entered into an Investment Agreement with the Apax Investor whereby, subject to certain closing conditions, the Apax Investor agreed to make an investment in us in an amount up to $400.0 million as follows:

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

Dividends and Liquidation Rights

The Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. Shares of Preferred Stock have a liquidation preference of the greater of $1,000 per share or the amount that would be received if the shares are converted at the then applicable conversion price at the time of such liquidation.

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

For the three months ended April 30, 2022, we paid $10.4 million of preferred stock dividends, all of which was accrued as of January 31, 2022, and there were $6.9 million of cumulative undeclared and unpaid preferred stock dividends at April 30, 2022. There were no accrued dividends as of April 30, 2022. We reflected $5.2 million and $3.3 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net loss attributable to Verint Systems Inc. common shares, for the three months ended April 30, 2022 and 2021, respectively.

Conversion

The Series A Preferred Stock was initially convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the date of the Investment Agreement. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of April 30, 2022, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.0%.

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

The Apax Investor has agreed to restrictions on its ability to dispose of shares of the Preferred Stock until the earlier of (1) the 36-month anniversary of the Series A Closing Date or (2) the 24-month anniversary of the consummation of the Spin-Off (the “Preferred Stock Restricted Period”). Following the Preferred Stock Restricted Period, the Preferred Stock may not be sold or transferred without our prior written consent. The Apax Investor had also agreed to restrictions on its ability to dispose of the common stock issued upon conversion of the Preferred Stock. The common stock could not be disposed of until the earlier of (1) the 12-month anniversary of consummation of the Spin-Off or (2) the 24-month anniversary of the Series A Closing Date. These restrictions did not apply to certain transfers to one or more permitted co-investors or transfers or pledges of the Preferred Stock or common stock pursuant to the terms of specified margin loans to be entered into by the Apax Investor as well as transfers effected pursuant to a merger, consolidation, or similar transaction consummated by us and transfers that are approved by our board of directors.

At any time after the 102-month anniversary of the Applicable Closing Date or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of April 30, 2022, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Applicable Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at April 30, 2022 plus accrued and unpaid dividends. As of April 30, 2022, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $3.5 million.

Future Tranche Right

We determined that our obligation to issue and the Apax Investor’s obligation to purchase 200,000 shares of the Series B Preferred Stock in connection with the completion of the Spin-Off and the satisfaction of other customary closing conditions (the “Future Tranche Right”) met the definition of a freestanding financial instrument as the Future Tranche Right is legally detachable and separately exercisable from the Series A Preferred Stock. At issuance, we allocated a portion of the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at such time, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right was remeasured at fair value each reporting period until the settlement of the right (at the time of the issuance of the Series B Preferred Stock), and changes in its fair value were recognized as a non-cash charge or benefit within other income (expense), net on the condensed consolidated statement of operations.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the three months ended April 30, 2022 and 2021. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1,500,000 shares of common stock to offset dilution from our equity compensation program for such fiscal year. To further offset such dilution as well as other dilutive transactions, on March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. During the three months ended April 30, 2022, we repurchased 2,000,000 shares of our common stock at a cost of $105.7 million under this program, with $0.5 million of these repurchases settled in cash in early May 2022. Repurchases were financed with available cash in the United States.

Treasury Stock

Repurchased shares of common stock are typically recorded as treasury stock, at cost, but may from time to time be retired. From time to time, we have purchased common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of income taxes by such holders upon vesting of equity awards occurring during a Company-imposed trading blackout or lockup period. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

During the three months ended April 30, 2022, we repurchased 2,000,000 shares of our common stock for a cost of $105.7 million under the 2022 stock repurchase program described above.

During the three months ended April 30, 2021, we repurchased approximately 1,601,000 shares of our common stock for a cost of $75.5 million, which included $75.4 million of stock repurchases under the 2021 stock repurchase program described above and other repurchases to facilitate income tax withholding or payments as described above. On March 30, 2021, our board of directors approved the retirement of such repurchased shares of common stock and any other shares held as treasury stock, at management’s discretion. During the three months ended April 30, 2021, we retired 1,058,300 shares that had been repurchased under the 2021 stock repurchase program described above with a cost of $49.6 million, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares.

At April 30, 2022, we held 2,000,000 shares of treasury stock with a cost of $105.7 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of April 30, 2022, Apax’s ownership in us on an as-converted basis was approximately 13.0%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges. Accumulated other comprehensive (loss) income is presented as a separate line item in the stockholders’ equity section of our condensed consolidated balance sheets. Accumulated other comprehensive (loss) income items have no impact on our net income (loss) as presented in our condensed consolidated statements of operations.

The following table summarizes changes in the components of our accumulated other comprehensive loss for the three months ended April 30, 2022:

(in thousands)	Unrealized Losses on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2022	$(48)	$(118,467)	$(118,515)
Other comprehensive loss before reclassifications	(188)	(29,890)	(30,078)
Amounts reclassified out of accumulated other comprehensive loss	(33)	—	(33)
Net other comprehensive loss	(155)	(29,890)	(30,045)
Accumulated other comprehensive loss at April 30, 2022	$(203)	$(148,357)	$(148,560)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

On April 13, 2021, we paid $16.5 million to settle our interest rate swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our consolidated statement of operations for the three months ended April 30, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022. Please refer to Note 13, “Derivative Financial Instruments” for further information regarding our interest rate swap agreement.

The amounts reclassified out of accumulated other comprehensive (loss) income into the condensed consolidated statements of operations, with presentation location, for the three months ended April 30, 2022 and 2021 were as follows:

	Three Months Ended April 30,
(in thousands)	2022	2021	Financial Statement Location
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$—	$1	Cost of recurring revenue
	(9)	12	Cost of nonrecurring revenue
	(49)	65	Research and development, net
	(24)	28	Selling, general and administrative
	(82)	106	Total, before income taxes
	14	(19)	Benefit from (provision for) income taxes
	$(68)	$87	Total, net of income taxes

Interest rate swap agreement	$—	$(1,014)	Interest expense
	—	(15,655)	Other income (expense), net
	—	(16,669)	Total, before income taxes
	—	3,638	Benefit from income taxes
	$—	$(13,031)	Total, net of income taxes

11.   INCOME TAXES

Our interim provision for (benefit from) income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2022, we recorded an income tax provision of $0.3 million on pretax income of $0.9 million, which represented an effective income tax rate of 34.0%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

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

We had unrecognized income tax benefits of $84.1 million and $84.2 million (excluding interest and penalties) as of April 30, 2022 and January 31, 2022, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $3.6 million and $3.4 million at April 30, 2022 and January 31, 2022, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at April 30, 2022 could decrease by approximately $0.4 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2022 and January 31, 2022:

	April 30, 2022
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$25,135	$—	$—
Commercial paper, classified as cash and cash equivalents	—	74,967	—
Contingent consideration receivable	—	—	204
Total assets	$25,135	$74,967	$204
Liabilities:
Foreign currency forward contracts	$—	$246	$—
Contingent consideration — business combinations	—	4,830	—
Total liabilities	$—	$5,076	$—

	January 31, 2022
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$127,041	$—	$—
Commercial paper, classified as cash and cash equivalents	—	29,995	—
Foreign currency forward contracts	—	33	—
Contingent consideration receivable	—	—	271
Total assets	$127,041	$30,028	$271
Liabilities:
Foreign currency forward contracts	$—	$91	$—
Contingent consideration — business combinations	—	7,776	—
Total liabilities	$—	$7,867	$—

In January 2020, we completed the sale of an insignificant subsidiary. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. The estimated fair value of this asset as of April 30, 2022 and 2021, which is measured using Level 3 inputs, was $0.2 million and $0.5 million, respectively. We received payments of $0.1 million during each of the three months ended April 30, 2022 and 2021. The change in the estimated fair value of this contingent receivable was not material during the three months ended April 30, 2022 and 2021.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2021:

Three Months Ended April 30,
(in thousands)	2021
Fair value measurement at beginning of period	$15,704
Changes in fair values, recorded in operating expenses	241
Payments of contingent consideration	(7,609)
Foreign currency translation and other	(25)
Fair value measurement at end of period	$8,311

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

As of January 31, 2022, the $7.8 million fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2022, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. Payments of contingent consideration earned under these agreements were $2.7 million and we recorded a benefit of $0.2 million for changes in the fair values of contingent consideration obligations associated with business combinations for the three months ended April 30, 2022.

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2022 and 2021.

Fair Value Measurements

Money Market Funds — We value our money market funds using quoted active market prices for such funds.

Short-term Investments, Corporate Debt Securities, and Commercial Paper — The fair values of short-term investments, as well as corporate debt securities and commercial paper classified as cash equivalents, are estimated using observable market prices for identical securities that are traded in less-active markets, if available. When observable market prices for identical securities are not available, we value these short-term investments using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model.

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 5.2% to 5.4%, with a weighted average discount rate of 5.3%, in our calculation of the estimated fair value of our contingent consideration asset as of April 30, 2022. We utilized discount rates ranging from 3.5% to 3.9%, with a weighted average discount rate of 3.7% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2022.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were approximately $99 million and $100 million at April 30, 2022 and January 31, 2022, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our term loans are traded. The indicative prices provided to us as at each of April 30, 2022 and January 31, 2022 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair value of our 2021 Notes was approximately $332 million and $330 million at April 30, 2022 and January 31, 2022, respectively. The estimated fair value of the 2021 Notes was determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

As of April 30, 2022, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million. These investments are included within other assets on the condensed consolidated balance sheets. As of January 31, 2022, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million, of which $4.4 million was remeasured to fair value based on an observable transaction during the year ended January 31, 2022. These investments were included within other assets on the consolidated balance sheet as of January 31, 2022. An unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction, was recorded in other income (expense), net on the consolidated statement of operations for the three months ended April 30, 2021. There were no observable price changes in our investments in privately-held companies during the three months ended April 30, 2022. We did not recognize any impairments during the three months ended April 30, 2022 and 2021.

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

We held outstanding foreign currency forward contracts with notional amounts of $7.3 million and $7.4 million as of April 30, 2022 and January 31, 2022, respectively.

Interest Rate Swap Agreement

In April 2018, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our Term Loan. Pursuant to the agreement, we paid interest at a fixed rate of 2.949% and received variable interest of three-month LIBOR (subject to a minimum of 0.00%), on a notional amount of $200.0 million (the “2018 Swap”). The effective date of the 2018 Swap was September 6, 2019, and settlements with the counterparty began on November 1, 2019, and occurred on a quarterly basis. The 2018 Swap had a termination date of June 29, 2024.

Prior to May 1, 2020, the 2018 Swap was designated as a cash flow hedge for accounting purposes and as such, changes in its fair value were recognized in accumulated other comprehensive (loss) income in the condensed consolidated balance sheet and were reclassified into the condensed consolidated statement of operations within interest expense in the periods in which the hedged transactions affected earnings.

On May 1, 2020, which was an interest rate reset date on our Term Loan, we selected an interest rate other than three-month LIBOR. As a result, the 2018 Swap, which was designated specifically to hedge three-month LIBOR interest payments, no longer qualified as a cash flow hedge. Subsequent to May 1, 2020, changes in the fair value of the 2018 Swap were accounted for as a component of other income (expense), net. Accumulated deferred losses on the 2018 Swap of $20.4 million, or $16.0 million after taxes, at May 1, 2020 that were previously recorded as a component of accumulated other comprehensive loss, were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the 2018 Swap, as the previously hedged interest payments occurred.

On April 13, 2021, we paid $16.5 million to settle the 2018 Swap agreement prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense) to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the three months ended April 30, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2022	2022
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$—	$33
Total derivative assets		$—	$33

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$246	$91
Total derivative liabilities		$246	$91

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive (loss) income (“AOCL”) and on the condensed consolidated statement of operations for the three months ended April 30, 2022 and 2021 were as follows:

	Three Months Ended April 30,
(in thousands)	2022	2021
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(270)	$40
	$(270)	$40

Net (losses) gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(82)	$106
Interest rate swap agreement	—	(16,669)
	$(82)	$(16,563)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at April 30, 2022 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2022 and 2021 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2022	2021
Interest rate swap agreement	Other income (expense), net	$—	$(14,374)

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands)	2022	2021
Cost of revenue — recurring	$525	$429
Cost of revenue — nonrecurring	640	833
Research and development, net	2,419	1,773
Selling, general and administrative	14,785	13,366
Total stock-based compensation expense	$18,369	$16,401

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands)	2022	2021
Restricted stock units and restricted stock awards	$16,011	$14,253
Stock bonus program and bonus share program	2,353	2,152
Total equity-settled awards	18,364	16,405
Phantom stock units (cash-settled awards)	5	(4)
Total stock-based compensation expense	$18,369	$16,401

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
	2022		2021
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,454	$42.99	2,950	$35.97
Granted	1,557	$56.42	1,262	$48.62
Released	(465)	$42.20	(827)	$35.33
Forfeited	(47)	$43.13	(41)	$35.61
Ending balance	3,499	$49.07	3,344	$40.91

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2022, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the three months ended April 30, 2022 and 2021 (these amounts are also included in the Award Activity Table above for 2022 and 2021):

	Three Months Ended April 30,
(in thousands)	2022	2021
Beginning balance	547	635
Granted	278	212
Released	(89)	(270)
Forfeited	—	(5)
Ending balance	736	572

Consistent with the table above, the beginning balance of the outstanding shares for the three months ended April 30, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021.

Excluding PSUs, we granted 1,279,000 RSUs during the three months ended April 30, 2022.

As of April 30, 2022, there was approximately $129.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock Bonus Program and Bonus Share Program

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

For bonuses in respect of the year ended January 31, 2022, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 300,000 shares of common stock, and a discount of 15% approved for awards under our stock bonus program. We currently expect to issue no more than 125,000 shares under the stock bonus program, which are expected to be issued during the first half of the year ending January 31, 2023. The bonus share program was not used, and no shares will be issued under this program, in respect of the performance period ended January 31, 2022.

In March 2022, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 shares of common stock, and a discount of 15%, approved for awards under our stock bonus program for the performance period ending January 31, 2023. Any shares earned under these programs for the performance period ending January 31, 2023 will be issued during the year ended January 31, 2024.

The combined accrued liabilities for these two programs were $8.9 million and $6.5 million at April 30, 2022 and January 31, 2022, respectively.

15.   COMMITMENTS AND CONTINGENCIES

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Israeli Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Israeli Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal. On December 15, 2021, the Israeli Supreme Court rejected CTI’s motion to appeal and the proceedings in the District Court resumed. At the recommendation of the District Court, the parties recently agreed to conduct another round of mediation, which is currently scheduled for the end of June 2022, in parallel with the proceedings in the District Court.

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

ForeSee also filed affirmative litigation in the Northern District of Georgia (Case No. 1:19-cv-02892, Complaint filed on June 25, 2019) against ACSI LLC’s predecessor in interest. ACSI LLC has now been substituted as the named defendant. In that action, ForeSee seeks cancellation of ACSI LLC’s federally registered trademarks. In response to ASCI LLC’s motion to dismiss the action, on March 15, 2022, the Georgia court issued an order transferring that action to the Eastern District of Michigan. Verint subsequently withdrew the action without prejudice and continues to consider any next actions it may take with respect to this matter.

ForeSee has also filed affirmative litigation in the United States District Court for the District of Delaware (Case No. 1:21-cv-00674, Complaint filed on May 7, 2021) against ACSI LLC, CFI, Claes Fornell, and CFI Software LLC. Claes Fornell founded both ACSI LLC and CFI, and previously co-founded ForeSee before selling it in December 2013 for a significant gain. The Delaware action asserts claims against ACSI LLC, CFI, Fornell, and CFI Software for their breach of a “Joinder and Waiver Agreement” entered into in connection with the December 2013 sale in which they represented that they had no claims against ForeSee and in which they released any such claims. The Delaware action alleges that the Eastern District of Michigan litigations effectively represent an improper attempt by Fornell and his affiliates to profit off of ForeSee a second time (first by selling it in 2013 as a law-abiding company, only to sue it in 2018 and 2019 claiming violations of law for business practices that began while Fornell owned a significant position in ForeSee (via CFI Software) and during the time that Fornell served as chairman of ForeSee’s board). The Delaware action also asserts fraud claims against Fornell and CFI Software for affirmative statements they made in the December 2013 merger agreement which effectuated the sale and in other contemporaneous materials that ForeSee was not engaging in unfair competition or other violations of law. The Delaware litigation seeks as damages any amounts recovered by ACSI LLC, CFI or the USAO in the proceedings discussed above, as well as attorneys’ fees. Defendants moved to dismiss, stay or transfer the Delaware litigation, and the magistrate judge assigned to the case denied the motions to dismiss and transfer but recommended temporarily staying the case pending decisions on the motions for summary judgment in the Eastern District of Michigan. ForeSee objected to the recommended stay, and those objections are currently pending before the Delaware court.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2022 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Overview

Spin-Off of Cognyte Software Ltd.

On February 1, 2021, we completed the previously announced spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. The Spin-Off was completed by way of a pro rata distribution on February 1, 2021 of all of the then-issued and outstanding ordinary shares, no par value, of Cognyte to holders of record of our common stock as of the close of business on January 25, 2021. After the distribution, we do not beneficially own any ordinary shares of Cognyte and beginning February 1, 2021, we no longer consolidate Cognyte within our financial results or reflect the financial results of Cognyte within our continuing results of operations.

In connection with the Spin-Off, we and Cognyte entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a transition services agreement, pursuant to which we and Cognyte agreed to provide and/or make available various administrative services and assets to each other for a given period based on each individual service. The performance of services under the transition services agreement was substantially concluded as of January 31, 2022, with only minimal advisory services continuing as of April 30, 2022.

Apax Investment

On December 4, 2019, we announced that an affiliate of Apax Partners would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). Further discussion regarding the Apax investments and details of the closing of both tranches appears in the “Liquidity and Capital Resources — Overview” section below.

COVID-19 Pandemic Update

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. As a result of the COVID-19 pandemic, we established remote working arrangements for our employees, limited non-essential business travel, and canceled or shifted our customer, employee, and industry events to a virtual-only format, among other modifications. We will continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by governmental authorities or that we determine are in the best interests of our employees, customers, partners, stockholders, or other stakeholders.

We have adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. As part of our hybrid model, we have also recently re-opened some of our offices and have contracted for co-working space in certain locations for employees to use as needed, subject to applicable government regulations. Beginning during the second half of the year ended January 31, 2022 and continuing into the three months ended April 30, 2022, we decided to exit certain leased offices, and we will continue to evaluate our real estate footprint to determine where we can exit, consolidate, or modify our office space leases, and we anticipate exiting or reducing additional office leases in the future as we continue to implement our hybrid work model. During the three months ended April 30, 2022, we recognized $7.6 million of accelerated lease expense and other asset impairments, which was reflected in our consolidated statement of operations within selling, general, and administrative expenses.

We have seen an improvement in the business environment since the initial impact of the pandemic in the first half of the year ended January 31, 2021, as our customers accelerated the digitization of their customer interactions and internal operations due to the pandemic. This ongoing shift to a digital-first world has increased the importance and relevance of our solutions. Given the uncertainty associated with the pandemic, however, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited, particularly if the pandemic worsens.

See the “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2022 for further discussion of the possible impact of the COVID-19 pandemic on our business.

Russia-Ukraine Conflict

We are closely monitoring the unfolding events associated with the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict worsens or expands, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia, Belarus, and occupied portions of Ukraine represented immaterial portions of our net assets as of April 30, 2022 and January 31, 2022, and total consolidated revenue for the three months ended April 30, 2022 and 2021.

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

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,400 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

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

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise and meeting those expectations is becoming more difficult with legacy technology. The increase in the number of channels and customers’ desire to seamlessly shift between channels creates a more complex customer journey for brands to support and manage. Customers also expect that each brand will have a deep understanding of the customer’s relationship with the brand - one that is unified across the enterprise regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, or in the back office or branch. We believe that this trend benefits Verint as it creates demand for new solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

As discussed above, the current COVID-19 pandemic is also a material factor that may negatively impact us and demand for our solutions.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2022 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2022, and include the following:

•Revenue recognition;
•Accounting for business combinations;
•Goodwill and other acquired intangible assets;
•Income taxes; and
•Accounting for stock-based compensation.

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2022.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, in some years, by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the latter part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, may also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands, except per share data)	2022	2021
Revenue	$217,906	$200,904
Operating income	$498	$4,442
Net loss attributable to Verint Systems Inc. common shares	$(4,914)	$(2,523)
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Our revenue increased approximately $17.0 million, or 8%, to $217.9 million in the three months ended April 30, 2022 from $200.9 million in the three months ended April 30, 2021. The increase consisted of a $14.9 million increase in recurring revenue and a $2.1 million increase in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 67%, 22%, and 11% of our total revenue, respectively, in the three months ended April 30, 2022, compared to approximately 68%, 21%, and 11%, respectively, in the three months ended April 30, 2021. Further details of changes in revenue are provided below.

We reported operating income of $0.5 million in the three months ended April 30, 2022 compared to operating income of $4.4 million in the three months ended April 30, 2021. The decrease in operating income was primarily due to a $16.5 million increase in operating expenses, from $124.1 million to $140.6 million, partially offset by a $12.6 million increase in gross profit, from $128.6 million to $141.2 million. The increase in operating expenses consisted of a $15.2 million increase in selling, general and administrative expenses and a $1.8 million increase in net research and development expenses, partially offset by a $0.5 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $4.9 million, and diluted net loss per common share was $0.08 in the three months ended April 30, 2022 compared to a net loss attributable to Verint Systems Inc. common shares of $2.5 million, and diluted net loss per common share of $0.04 in the three months ended April 30, 2021. The increase in net loss attributable to Verint Systems Inc. common shares in the three months ended April 30, 2022 was primarily due to a $3.9 million decrease in operating income as described above, a $1.9 million increase in dividends on preferred stock, and a $0.4 million increase in the provision for income taxes, partially offset by a $3.8 million increase in total other income (expense), net. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. When comparing average exchange rates for the three months ended April 30, 2022 to average exchange rates for the three months ended April 30, 2021, the U.S. dollar strengthened relative to the British pound sterling, the euro, and the Australian dollar, resulting in an overall decrease in our revenue and expenses on a U.S. dollar-denominated basis. For the three months ended April 30, 2022, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2021, our revenue would have been approximately $2.5 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $2.2 million higher, which would have resulted in a $0.3 million increase in our operating income.

As of April 30, 2022, we employed approximately 4,400 professionals, including part-time employees and certain contractors, as compared to approximately 4,300 at April 30, 2021.

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

The following table sets forth revenue by category for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		% Change
(in thousands)	2022	2021	2022 - 2021
Recurring revenue
Bundled SaaS revenue	$49,285	$39,309	25%
Unbundled SaaS revenue	45,445	24,283	87%
Optional managed services revenue	15,913	16,458	(3)%
Total cloud revenue	110,643	80,050	38%
Support revenue	48,724	64,403	(24)%
Total recurring revenue	159,367	144,453	10%
Nonrecurring revenue
Perpetual revenue	33,258	29,323	13%
Professional services revenue	25,281	27,128	(7)%
Total nonrecurring revenue	58,539	56,451	4%
Total revenue	$217,906	$200,904	8%

Recurring Revenue

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Recurring revenue increased approximately $14.9 million, or 10%, from $144.5 million in the three months ended April 30, 2021 to $159.4 million in the three months ended April 30, 2022. The increase consisted of a $30.6 million increase in cloud revenue, partially offset by a $15.7 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from new cloud deployments and support conversion transactions, and an increase in bundled SaaS as we continue to see positive demand from customers across our portfolio of cloud-based solutions and services. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions. We expect our revenue mix to continue to shift to our cloud offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud-based solutions.

Nonrecurring Revenue

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Nonrecurring revenue increased approximately $2.0 million, or 4%, from $56.5 million in the three months ended April 30, 2021 to $58.5 million in the three months ended April 30, 2022. The increase consisted of a $3.9 million increase in perpetual revenue, partially offset by a $1.9 million decrease in professional services revenue. The increase in perpetual revenue was primarily due to an increase in demand for our offerings that include third-party hardware with embedded software, partially offset by a decrease in on-premises license revenue due to the continued shift in spending by our customers toward our cloud-based solutions. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. Our nonrecurring revenue can fluctuate from period to period, as some large contracts can represent a significant share of our nonrecurring revenue for a given period.

Cost of Revenue

The following table sets forth cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		% Change
(in thousands)	2022	2021	2022 - 2021
Cost of recurring revenue	$41,028	$38,076	8%
Cost of nonrecurring revenue	32,068	29,880	7%
Amortization of acquired technology	3,639	4,384	(17)%
Total cost of revenue	$76,735	$72,340	6%

Cost of Recurring Revenue

Cost of recurring revenue primarily consists of employee compensation and related expenses for our cloud operations and support teams, contractor costs, cloud infrastructure and data center costs, travel expenses relating to optional managed services and support, and royalties due to third parties for software components that are embedded in our cloud-based solutions. Cost of recurring revenue also includes amortization of capitalized software development costs, stock-based compensation expenses, facility costs, and other allocated overhead expenses.

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Cost of recurring revenue increased approximately $2.9 million, or 8%, from $38.1 million in the three months ended April 30, 2021 to $41.0 million in the three months ended April 30, 2022. The increase was primarily due to an increase in employee compensation due to an increase in headcount, an increase in data center and cloud costs associated with the increase in cloud revenue, and an increase in amortization expense related to capitalized software development costs. Our recurring revenue gross margins were 74% in each of the three months ended April 30, 2022 and 2021.

We expect our cost of recurring revenue to continue to increase as we continue to invest in our cloud operations to support our growing cloud customer base and enhance the security of our solutions.

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

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Cost of nonrecurring revenue increased approximately $2.2 million, or 7%, from $29.9 million in the three months ended April 30, 2021 to $32.1 million in the three months ended April 30, 2022. The increase was primarily driven by an increase in third-party hardware delivered and related shipping and handling costs and a decrease in capitalized setup costs during the current quarter, partially offset by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings. Our overall nonrecurring gross margins decreased from 47% in the three months ended April 30, 2021 to 45% in the three months ended April 30, 2022, primarily due to a less favorable offering mix and an increase in nonrecurring costs.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Amortization of acquired technology decreased approximately $0.8 million, or 17%, from $4.4 million in the three months ended April 30, 2021 to $3.6 million in the three months ended April 30, 2022. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Research and Development, Net

Research and development (“R&D”) expenses consist primarily of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.

The following table sets forth research and development, net for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		% Change
(in thousands)	2022	2021	2022 - 2021
Research and development, net	$30,947	$29,148	6%

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. R&D increased approximately $1.8 million, or 6%, from $29.1 million in the three months ended April 30, 2021 to $30.9 million in the three months ended April 30, 2022. This increase was primarily attributable to a $1.5 million increase in employee compensation and related expenses due to increased investment in R&D headcount, and a $0.6 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price and an increase in the number of grant participants, partially offset by an $0.8 million increase in capitalized software development costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs and related expenses, professional fees, changes in the fair values of our obligations under contingent consideration arrangements, sales and marketing expenses, including travel costs, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		% Change
(in thousands)	2022	2021	2022 - 2021
Selling, general and administrative	$102,882	$87,646	17%

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. SG&A expenses increased approximately $15.3 million, or 17%, from $87.6 million in the three months ended April 30, 2021 to $102.9 million in the three months ended April 30, 2022. This increase was primarily due to $7.6 million of accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases, an increase of $7.2 million in employee compensation and related expenses compared to the prior year due to an increase in headcount, and a $1.4 million increase in stock-based compensation expense due to a year-over-year increase in our stock price and an increase in the number of grant participants. These increases in SG&A expenses were partially offset by a $1.0 million decrease in professional services expense due to one-time nonrecurring costs incurred during the three months ended April 30, 2021 in connection with the Spin-Off. SG&A expenses were also impacted by a $0.4 million decrease due to a change in the fair value of our obligations under contingent consideration arrangements, from a net expense of $0.2 million in the three months ended April 30, 2021 to a net benefit of $0.2 million during the three months ended April 30, 2022, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		% Change
(in thousands)	2022	2021	2022 - 2021
Amortization of other acquired intangible assets	$6,844	$7,328	(7)%

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Amortization of other acquired intangible assets decreased approximately $0.5 million, or 7%, from $7.3 million in the three months ended April 30, 2021 to $6.8 million in the three months ended April 30, 2022. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other income (expense), net for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		% Change
(in thousands)	2022	2021	2022 - 2021
Interest income	$199	$23	*
Interest expense	(1,501)	(5,019)	(70)%
Losses on early retirements of debt	—	(2,474)	(100)%
Other income (expense):
Foreign currency gains (losses), net	1,713	(541)	*
Losses on derivatives	—	(14,374)	(100)%
Fair value change of future tranche right	—	15,810	(100)%
Other, net	(39)	3,155	(101)%
Total other income, net	1,674	4,050	(59)%
Total other income (expense), net	$372	$(3,420)	(111)%

* Percentage is not meaningful.

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Total other income (expense), net, increased by $3.8 million from net expense of $3.4 million in the three months ended April 30, 2021 to net income of $0.4 million in the three months ended April 30, 2022.

Interest expense decreased from $5.0 million in the three months ended April 30, 2021 to $1.5 million in the three months ended April 30, 2022 due to lower interest rates on outstanding borrowings as well as lower outstanding borrowings due to our 2014 Notes maturing on June 1, 2021 and the partial prepayment of our Term Loan in conjunction with the issuance of the 2021 Notes during the three months ended April 30, 2021. Further discussion regarding our 2014 Notes, Term Loan, and 2021 Notes appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

During the three months ended April 30, 2021, we recorded $2.5 million of losses on early retirements of debt, $2.0 million of which was a result of repaying $309.0 million of our Term Loan. In April 2021, we also amended the Credit Agreement and refinanced our Prior Revolving Credit Facility, which would have matured on June 29, 2022, resulting in the write off of $0.5 million of unamortized deferred debt issuance costs related to certain lenders who will no longer provide commitments under the Revolving Credit Facility. Further discussion regarding our Credit Agreement, Term Loan and Revolving Credit Facility appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $1.7 million of net foreign currency gains in the three months ended April 30, 2022 compared to $0.5 million of net foreign currency losses in the three months ended April 30, 2021. Our foreign currency gains in the current period resulted primarily from fluctuations associated with exchange rate movement of the U.S. dollar against the British pound sterling, the Brazilian real, and the Israeli shekel.

During the three months ended April 30, 2021, we recorded a $14.4 million loss on our interest rate swap as a result of the partial repayment of our Term Loan, with no comparable transaction in the current period.

We recorded a non-cash Future Tranche Right revaluation gain of $15.8 million in the three months ended April 30, 2021 related to the final mark-to-market adjustment of the Future Tranche Right (right of the Apax Investor to purchase Series B Preferred Stock at a future date), issued in connection with the closing of the Series A Preferred Stock issuance on May 7, 2020. In April 2021, upon the issuance of the Series B Preferred Stock, the Future Tranche Right liability was reclassified to Series B Preferred Stock and no further fair value changes have been recorded. Please refer to Note 9, “Convertible Preferred Stock” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

Other income (expense), net for the three months ended April 30, 2021 also included an unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction. There were no observable price changes in our investments in privately-held companies during the three months ended April 30, 2022.

Provision for (Benefit from) Income Taxes

The following table sets forth our provision for (benefit from) income taxes for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		% Change
(in thousands)	2022	2021	2022 - 2021
Provision for (benefit from) income taxes	$296	$(72)	*

* Percentage is not meaningful.

Three Months Ended April 30, 2022 compared to Three Months Ended April 30, 2021. Our effective income tax rate was 34.0% for the three months ended April 30, 2022, compared to a negative effective income tax rate of 7.0% for the three months ended April 30, 2021.

For the three months ended April 30, 2022, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $0.3 million on pretax income of $0.9 million, which represented an effective income tax rate of 34.0%.

For the three months ended April 30, 2021, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the adjustment of certain unrecognized tax benefits, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions. The result was an income tax benefit of $0.1 million on pretax income of $1.0 million, which represented a negative effective income tax rate of 7.0%.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that the Apax Investor would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A Preferred Stock with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of April 30, 2022, Apax’s ownership in us on an as-converted basis was approximately 13.0%.

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

On May 28, 2021, prior to the June 1, 2021 maturity date of our 1.5% convertible senior notes (the “2014 Notes”), we paid an aggregate of $389.8 million in cash for the settlement of the 2014 Notes. Further discussion of the settlement of our 2014 Notes appears below under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $57.0 million of net cash expended for business acquisitions during the year ended January 31, 2022. There were no business acquisitions during the three months ended April 30, 2022 or 2021. Please refer to Note 5, “Business Combinations”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026, unless earlier converted by the holders pursuant to their terms (the “2021 Notes”). We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the issuance of the Series B Preferred Stock mentioned above, to repay a portion of the outstanding indebtedness under our Credit Agreement, to terminate an interest rate swap agreement, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $157.6 million and $140.2 million as of April 30, 2022 and January 31, 2022, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.3 million and $0.4 million, at April 30, 2022 and January 31, 2022, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of April 30, 2022, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2022 and January 31, 2022:

	April 30,	January 31,
(in thousands)	2022	2022
Cash and cash equivalents	$285,046	$358,805
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	23	6
Short-term investments	745	765
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$285,814	$359,576
Total debt, including current portions	$407,402	$406,954

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the Preferred Stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and/or stock repurchases under repurchase programs that may be in place from time to time (subject to the terms of our Credit Agreement). Please see the “Liquidity and Capital Resources Requirements” section below for further information about our recent stock repurchase programs.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in thousands)	2022	2021
Net cash provided by operating activities from continuing operations	$53,926	$37,709
Net cash (used in) provided by investing activities	(7,207)	39,273
Net cash used in financing activities	(118,030)	(20,056)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,431)	218
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	—	(8,007)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(73,742)	$49,137

Our financing activities used $118.0 million of net cash and our investing activities used $7.2 million of net cash during the three months ended April 30, 2022, which was partially offset by $53.9 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities from continuing operations generated $53.9 million of net cash during the three months ended April 30, 2022, compared to $37.7 million generated during the three months ended April 30, 2021. Our operating cash flow in the current period increased due to $24.5 million of lower combined interest and net income tax payments, with the higher income tax payments in the prior period being related to the Spin-Off, a $3.7 million decrease in the non-financing portion of payments under contingent consideration arrangements, and a favorable impact on operating cash flow from changes in operating assets and liabilities compared to the prior period, partially offset by $7.3 million of higher operating lease payments as a result of the early termination or abandonment of several leased offices.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash (Used in) Provided By Investing Activities

During the three months ended April 30, 2022, our investing activities used $7.2 million of net cash, consisting primarily of payments for property, equipment and capitalized software development costs.

During the three months ended April 30, 2021, our investing activities provided $39.3 million of net cash, consisting primarily of $45.6 million of net sales and maturities of short-term investments, partially offset by $6.3 million of payments for property, equipment and capitalized software development costs.

We had no significant commitments for capital expenditures at April 30, 2022.

Net Cash Used in Financing Activities

For the three months ended April 30, 2022, our financing activities used $118.0 million of net cash, primarily due to $105.2 million of payments to repurchase common stock, $10.4 million of payments of Preferred Stock dividends, $1.6 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $0.7 million of finance lease payments, and $0.1 million paid for debt-related issuance fees.

For the three months ended April 30, 2021, our financing activities used $20.1 million of net cash, primarily due to $310.1 million of repayments of borrowings under our Term Loan, $114.7 million of net cash transferred to Cognyte upon the completion of the Spin-Off, $75.0 million of payments to repurchase common stock, $41.0 million of payments to purchase the capped calls in connection with the issuance of our 2021 Notes, $16.5 million paid to terminate our interest rate swap, $9.4 million paid for debt-related issuance fees, $5.2 million of payments of Series A Preferred Stock dividends, $2.9 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and $0.5 million of finance lease payments, partially offset by $315.0 million of net proceeds from the issuance of our 2021 Notes, $200.0 million of net proceeds from the issuance of preferred stock, and $40.2 million of a dividend and other settlements received from Cognyte in connection with the Spin-Off during the period.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on Preferred Stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our Credit Agreement.

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

On March 31, 2021, we announced that our board of directors had authorized a stock repurchase program whereby we were authorized to repurchase up to a number of shares of common stock approximately equal to the number of shares to be issued as equity compensation during the fiscal year ending January 31, 2022. During the year ended January 31, 2022, we acquired approximately 1,600,000 shares of our common stock at a cost of $75.4 million under this program, and this program expired on January 31, 2022.

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1,500,000 shares of common stock to offset dilution from our equity compensation program for such fiscal year. To further offset such dilution as well as other dilutive transactions, on March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. During the three months ended April 30, 2022, we acquired 2,000,000 shares of our common stock at a cost of $105.7 million under this program, with $0.5 million of these repurchases settled in cash in early May 2022. Repurchases under this program were funded with available cash in the United States.

Financing Arrangements

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of our 2021 Notes, unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our Credit Agreement described below, to terminate an interest rate swap agreement, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2022, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on April 30, 2022, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2022, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted, as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

2014 Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of our 2014 Notes. Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes paid interest in cash semiannually in arrears at a rate of 1.50% per annum.

The 2014 Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under a prior credit agreement.

On May 28, 2021, prior to the maturity of the 2014 Notes on June 1, 2021, we paid an aggregate of $389.8 million in cash for the settlement of the 2014 Notes, which included $386.9 million in satisfaction of the outstanding principal of the 2014 Notes and $2.9 million related to the final interest payment on the 2014 Notes. We funded the repayment of the outstanding principal amount of the 2014 Notes and accrued interest thereon using the $390.0 million of cash we had placed in escrow on February 26, 2021 to cash collateralize the 2014 Notes. Additionally, the 2014 Notes had an incremental conversion value of $57.7 million, as the market value per share of our common stock, as measured under the terms of the 2014 Notes, was greater than the conversion price of the 2014 Notes. We issued approximately 1,250,000 shares of common stock to the holders of the 2014 Notes as payment of the conversion premium from treasury stock.

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

During the year ended January 31, 2021, we repurchased $13.1 million principal amount of our 2014 Notes (the “Repurchased Notes”) in open market transactions for an aggregate of $13.0 million in cash. The Repurchased 2014 Notes did not change the number of common shares subject to the Note Hedges as the counterparties agreed that the options under the Note Hedges remained outstanding notwithstanding such repurchase. Upon maturity of the 2014 Notes, we received approximately 42,000 shares of our common stock from the counterparties to the Note Hedges as reimbursement for the in-the-money portion of the Repurchased 2014 Notes.

Warrants

We sold the Warrants to several counterparties. The Warrants initially provided the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. As a result of the Spin-Off, the terms of the Warrants provided the counterparties rights to acquire from us up to approximately 9,865,000 shares of our common stock at a price of $47.18 per share. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. The Warrants expired incrementally on a series of expiration dates between August 30, 2021 and January 21, 2022. At each expiration date the Warrants were exercised when the market price per share of our common stock exceeded the strike price of the Warrants, and we issued an aggregate of 293,143 shares of our common stock as part of the cashless exercise of approximately 5,031,000 Warrants. The Warrants had a dilutive effect on net income per share to the extent that the average market value of our common stock exceeded the strike price of the Warrants. All outstanding Warrants were exercised or expired as of January 31, 2022.

Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, and 2021, as further described below (as amended, the “Credit Agreement”).

The Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “Term Loan”), of which $100.0 million was outstanding at April 30, 2022 and January 31, 2022, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”), none of which was drawn as of April 30, 2022 and January 31, 2022. The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), and is subject to increase and reduction from time to time according to the terms of the Credit Agreement.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the Term Loan were written off, and are included within losses on early retirements of debt on our condensed consolidated statement of operations for the three months ended April 30, 2021.

The maturity dates of the Term Loan and Prior Revolving Credit Facility would have been accelerated to March 1, 2021 if on such date any 2014 Notes remained outstanding, unless such outstanding 2014 Notes were cash collateralized pursuant to a second amendment to the Credit Agreement (the “2020 Amendment”), entered into on June 8, 2020. Pursuant to the 2020 Amendment, we were permitted to effect the Spin-Off within the parameters set forth in the Credit Agreement, as amended, and our 2014 Notes would not be deemed to be outstanding for purposes of the determination of the maturity dates of the Term Loan and the Prior Revolving Credit Facility discussed above if such 2014 Notes were cash collateralized in accordance with the Credit Agreement. On February 26, 2021, as noted above, we cash collateralized the 2014 Notes in satisfaction of the cash collateralization provisions of the 2020 Amendment. Accordingly, the maturity dates of the Term Loan and Prior Revolving Credit Facility were not accelerated to March 1, 2021. In connection with, the maturity of the 2014 Notes, we used the escrowed cash to settle the principal amount, including the final interest payment, and the incremental conversion value of $57.7 million was settled with approximately 1,250,000 shares of our common stock.

On April 9, 2021, we amended the Credit Agreement (the “2021 Amendment”), pursuant to which we refinanced the Prior Revolving Credit Facility, which would otherwise have matured on June 29, 2022, with the $300.0 million Revolving Credit Facility maturing on April 9, 2026.

As of April 30, 2022, the interest rate on the Term Loan was 2.46%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the Term Loan was approximately 2.66% at April 30, 2022. As of January 31, 2022, the interest rate on the Term Loan was 2.10%.

For borrowings under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). In addition, under the Revolving Credit Facility, and previously under the Prior Revolving Credit Facility, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At April 30, 2022, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

Optional prepayments of loans under the Credit Agreement are generally permitted without premium or penalty. Our obligations under the Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the Credit Agreement may be terminated.

Interest Rate Swap

On April 13, 2021, we paid $16.5 million to settle our existing interest rate swap prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the three months ended April 30, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022.

Please refer to Note 13, “Derivative Financial Instruments”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the termination of our interest rate swap.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of April 30, 2022, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2022. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 17, “Leases”, in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of April 30, 2022, our total operating lease liabilities were $44.3 million, of which $15.2 million is included within accrued expenses and other current liabilities (current portions), and $29.1 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets. We have no current plans to lease significant additional office space. Beginning during the second half of the year ended January 31, 2022 and continuing into the three months ended April 30, 2022, we decided to exit certain leased offices, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our condensed consolidated balance sheet at April 30, 2022 included $16.3 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.6 million ) for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2022, we made $2.7 million of payments under contingent consideration arrangements. As of April 30, 2022, consideration expected to be paid subsequent to April 30, 2022 under contingent consideration arrangements totaled $4.8 million and was reported in accrued expenses and other current liabilities. The performance periods associated with these expected payments expired during the year ended January 31, 2022.

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

Interest rates on loans under the Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus, in each case, a margin. The margin for the Term Loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio. On April 13, 2021, we repaid $309.0 million of our Term Loan, reducing the outstanding balance to $100.0 million as of April 30, 2022. As of April 30, 2022, the interest rate on our Term Loan borrowings was 2.46%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business to date. However, if our costs, in particular labor, sales and marketing and hosting costs, were to become subject to sustained or increased inflationary pressure, we may not be able to fully offset such higher costs through price increases. Moreover, significant inflationary pressure could impact customer spending, including for our products and services, which could negatively impact our business, financial condition, and results of operations.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2022 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and “Inflation Risk”, and the

market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic, we believe that our market risk profile did not materially change during the three months ended April 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2022. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, we have adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. The design of our financial reporting processes, systems, and controls allows for remote execution with accessibility to secure data.

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

Item 1A.                   Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2022. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1,500,000 shares of common stock to offset dilution from our equity compensation program for such fiscal year. To further offset such dilution as well as other dilutive transactions, on March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. During the three months ended April 30, 2022, we repurchased 2,000,000 shares under this stock repurchase program with available cash in the United States.

From time to time, we have purchased common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of income taxes by such holders upon vesting of equity awards occurring during a Company-imposed trading blackout or lockup period.

Share repurchase activity during the three months ended April 30, 2022 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2022 — February 28, 2022	1,500,000	$52.11	1,500,000	$—
March 1, 2022 — March 31, 2022	—	—	—	—
April 1, 2022 — April 30, 2022	500,000	54.94	500,000	—
	2,000,000	$52.81	2,000,000	$—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2022:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022*	Form 10-K filed on March 29, 2022
10.2	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022*	Form 10-K filed on March 29, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

June 7, 2022	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)