Form 10-Q
period 2022-07-31
VERINT SYSTEMS INC
filed 2022-09-07
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2022
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

There were 65,207,506 shares of the registrant’s common stock outstanding on August 15, 2022.

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
•risks associated with a significant part of our business coming from government contracts and associated procurement processes and regulatory requirements;
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
•risks associated with complex and changing domestic and foreign regulatory environments, including, among others, with respect to data privacy and protection, government contracts, anti-corruption, trade compliance, climate change or other environmental, social and governance matters, tax, and labor matters, relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers;
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

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2022	2022
Assets
Current Assets:
Cash and cash equivalents	$256,502	$358,805
Short-term investments	718	765
Accounts receivable, net of allowance for credit losses of $1.4 million and $1.3 million, respectively	148,472	193,831
Contract assets, net	43,092	42,688
Inventories	6,557	5,337
Prepaid expenses and other current assets	70,380	53,752
Total current assets	525,721	655,178
Property and equipment, net	57,514	64,090
Operating lease right-of-use assets	31,202	35,433
Goodwill	1,315,109	1,353,421
Intangible assets, net	93,370	118,254
Other assets	144,374	134,729
Total assets	$2,167,290	$2,361,105

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$44,573	$39,501
Accrued expenses and other current liabilities	126,603	168,694
Contract liabilities	229,317	271,271
Total current liabilities	400,493	479,466
Long-term debt	407,816	406,954
Long-term contract liabilities	14,225	15,872
Operating lease liabilities	28,056	28,457
Other liabilities	42,024	39,456
Total liabilities	892,614	970,205
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively; aggregate liquidation preference and redemption value of $200,867 and $206,067 at July 31, 2022 and January 31, 2022, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively; aggregate liquidation preference and redemption value of $200,867 and $206,067 at July 31, 2022 and January 31, 2022, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 and 120,000,000 shares; issued 65,208,000 and 66,211,000 shares; outstanding 65,208,000 and 66,211,000 shares at July 31, 2022 and January 31, 2022, respectively.	65	66
Additional paid-in capital	1,054,873	1,125,152
Accumulated deficit	(56,635)	(54,509)
Accumulated other comprehensive loss	(162,307)	(118,515)
Total Verint Systems Inc. stockholders' equity	835,996	952,194
Noncontrolling interest	2,359	2,385
Total stockholders' equity	838,355	954,579
Total liabilities, temporary equity, and stockholders' equity	$2,167,290	$2,361,105

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue:
Recurring	$166,440	$156,178	$325,807	$300,631
Nonrecurring	56,459	58,439	114,998	114,890
Total revenue	222,899	214,617	440,805	415,521
Cost of revenue:
Recurring	40,852	37,636	81,880	75,712
Nonrecurring	30,700	30,505	62,768	60,385
Amortization of acquired technology	3,553	4,426	7,192	8,810
Total cost of revenue	75,105	72,567	151,840	144,907
Gross profit	147,794	142,050	288,965	270,614
Operating expenses:
Research and development, net	33,956	31,792	64,903	60,940
Selling, general and administrative	105,705	91,376	208,587	179,022
Amortization of other acquired intangible assets	6,623	7,345	13,467	14,673
Total operating expenses	146,284	130,513	286,957	254,635
Operating income	1,510	11,537	2,008	15,979
Other income (expense), net:
Interest income	498	23	697	46
Interest expense	(1,863)	(2,199)	(3,364)	(7,218)
Losses on early retirements of debt	—	—	—	(2,474)
Other income, net	467	156	2,141	4,206
Total other expense, net	(898)	(2,020)	(526)	(5,440)
Income before provision for income taxes	612	9,517	1,482	10,539
Provision for income taxes	2,848	4,201	3,144	4,129
Net (loss) income	(2,236)	5,316	(1,662)	6,410
Net income attributable to noncontrolling interests	176	316	464	611
Net (loss) income attributable to Verint Systems Inc.	(2,412)	5,000	(2,126)	5,799
Dividends on preferred stock	(5,200)	(5,200)	(10,400)	(8,522)
Net loss attributable to Verint Systems Inc. common shares	$(7,612)	$(200)	$(12,526)	$(2,723)

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.12)	$—	$(0.19)	$(0.04)
Diluted	$(0.12)	$—	$(0.19)	$(0.04)

Weighted-average common shares outstanding:
Basic	64,958	65,194	64,948	65,417
Diluted	64,958	65,194	64,948	65,417

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(2,236)	$5,316	$(1,662)	$6,410
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(13,783)	1,653	(43,673)	4,261
Distribution of Cognyte Software Ltd.	—	—	—	17,123
Net increase (decrease) from foreign exchange contracts designated as hedges	43	12	(145)	(54)
Net increase from interest rate swap prior to dedesignation as a hedge	—	—	—	1,014
Net increase from settlement of interest rate swap due to partial early retirement of Term Loan	—	—	—	12,017
(Provision for) benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	(7)	(2)	26	9
Other comprehensive (loss) income	(13,747)	1,663	(43,792)	34,370
Comprehensive (loss) income	(15,983)	6,979	(45,454)	40,780
Comprehensive income attributable to noncontrolling interests	176	316	464	611
Comprehensive (loss) income attributable to Verint Systems Inc.	$(16,159)	$6,663	$(45,918)	$40,169

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2022	66,211	$66	$1,125,152	$—	$(54,509)	$(118,515)	$952,194	$2,385	$954,579
Net income	—	—	—	—	286	—	286	288	574
Other comprehensive loss	—	—	—	—	—	(30,045)	(30,045)	—	(30,045)
Stock-based compensation — equity-classified awards	—	—	16,011	—	—	—	16,011	—	16,011
Common stock issued for stock awards and stock bonuses	466	1	(1)	—	—	—	—	—	—
Treasury stock acquired	(2,000)	—	—	(105,666)	—	—	(105,666)	—	(105,666)
Balances as of April 30, 2022	64,677	67	1,141,162	(105,666)	(54,223)	(148,560)	832,780	2,673	835,453
Net (loss) income	—	—	—	—	(2,412)	—	(2,412)	176	(2,236)
Other comprehensive loss	—	—	—	—	—	(13,747)	(13,747)	—	(13,747)
Stock-based compensation — equity-classified awards	—	—	23,362	—	—	—	23,362	—	23,362
Common stock issued for stock awards and stock bonuses	531	—	6,427	—	—	—	6,427	—	6,427
Treasury stock acquired	—	—	—	(14)	—	—	(14)	—	(14)
Treasury stock retired	—	(2)	(105,678)	105,680	—	—	—	—	—
Preferred stock dividends	—	—	(10,400)	—	—	—	(10,400)	—	(10,400)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(490)	(490)
Balances as of July 31, 2022	65,208	$65	$1,054,873	$—	$(56,635)	$(162,307)	$835,996	$2,359	$838,355

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2021	65,773	$70	$1,726,166	$(208,124)	$(113,797)	$(136,878)	$1,267,437	$15,127	$1,282,564
Net income	—	—	—	—	799	—	799	295	1,094
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	15,584	15,584	—	15,584
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation — equity-classified awards	—	—	14,253	—	—	—	14,253	—	14,253
Common stock issued for stock awards and stock bonuses	827	1	(1)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Treasury stock acquired	(543)	—	—	(25,868)	—	—	(25,868)	—	(25,868)
Purchases of capped calls, net of taxes	—	—	(32,416)	—	—	—	(32,416)	—	(32,416)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430	—	1,430
Balances as of April 30, 2021	64,999	70	1,333,312	(233,992)	(68,123)	(104,171)	927,096	2,552	929,648
Net income	—	—	—	—	5,000	—	5,000	316	5,316
Other comprehensive income	—	—	—	—	—	1,663	1,663	—	1,663
Stock-based compensation — equity-classified awards	—	—	15,984	—	—	—	15,984	—	15,984
Common stock issued for stock awards and stock bonuses	456	—	—	—	—	—	—	—	—
Settlement of conversion premium upon maturity of 2014 Notes	1,250	—	(59,139)	59,131	—	—	(8)	—	(8)
Common stock received from exercise of Note Hedges	(1,250)	—	57,695	(57,692)	—	—	3	—	3
Common stock received from exercise of Note Hedges related to repurchased 2014 Notes	(42)	—	1,959	(1,959)	—	—	—	—	—
Purchases of capped calls, net of taxes	—	—	(25)	—	—	—	(25)	—	(25)
Treasury stock acquired	(1)	—	—	(12)	—	—	(12)	—	(12)
Preferred stock dividends	—	—	(7,656)	—	—	—	(7,656)	—	(7,656)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of July 31, 2021	65,412	$70	$1,342,130	$(234,524)	$(63,123)	$(102,508)	$942,045	$2,623	$944,668

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,662)	$6,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,348	37,669
Stock-based compensation, excluding cash-settled awards	44,053	34,489
Change in fair value of future tranche right	—	(15,810)
Non-cash losses on derivative financial instruments, net	—	14,374
Losses on early retirements of debt	—	2,474
Other, net	7,631	(878)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	41,641	55,664
Contract assets	(1,600)	(1,334)
Inventories	(1,344)	(206)
Prepaid expenses and other assets	(28,580)	(27,926)
Accounts payable and accrued expenses	(6,289)	(27,271)
Contract liabilities	(38,626)	(33,466)
Deferred income taxes	(301)	(16,521)
Other, net	(3,591)	(815)
Net cash provided by operating activities — continuing operations	46,680	26,853
Net cash used in operating activities — discontinued operations	—	(12,294)
Net cash provided by operating activities	46,680	14,559

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	—	(7,000)
Purchases of property and equipment	(10,160)	(7,575)
Maturities and sales of investments	250	45,640
Purchases of investments	(250)	—
Cash paid for capitalized software development costs	(3,816)	(3,697)
Change in restricted bank time deposits, and other investing activities, net	22	22
Net cash (used in) provided by investing activities	(13,954)	27,390

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	198,731
Proceeds from borrowings	—	315,000
Repayments of borrowings and other financing obligations	(1,675)	(311,335)
Settlement of 2014 Notes	—	(386,887)
Purchases of capped calls	—	(41,060)
Payments of debt-related costs	(224)	(10,531)
Purchases of treasury stock and common stock for retirement	(105,666)	(75,460)
Preferred stock dividend payments	(20,800)	(12,856)
Distributions paid to noncontrolling interest	(490)	(245)
Payment for termination of interest rate swap	—	(16,502)
Net cash transferred to Cognyte Software Ltd.	—	(114,657)
Dividend and other settlements received from Cognyte Software Ltd.	—	38,280
Payments of contingent consideration for business combinations (financing portion), and other financing activities	(3,582)	(4,390)
Net cash used in financing activities	(132,437)	(421,912)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,575)	340
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(102,286)	(379,623)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	358,868	700,133
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$256,582	$320,510

	Six Months Ended July 31,
(in thousands)	2022	2021
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$256,502	$320,439
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	—	14
Restricted cash and cash equivalents included in prepaid expenses and other current assets	23	—
Restricted cash and cash equivalents included in other assets	57	57
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$256,582	$320,510

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

Through the Verint Customer Engagement Cloud Platform, we offer our customers and partners solutions that are based on artificial intelligence (“AI”) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience. Our solutions are used by approximately 10,000 organizations in over 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as small to medium sized business (“SMB”) organizations.

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,500 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

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

In connection with the Spin-Off, we and Cognyte entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a transition services agreement, pursuant to which we and Cognyte agreed to provide and/or make available various administrative services and assets to each other for a given period based on each individual service. The performance of services under the transition services agreement was substantially concluded as of January 31, 2022, with only minimal advisory services continuing as of July 31, 2022.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of July 31, 2022, Apax’s ownership in us on an as-converted basis was approximately 12.7%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022 filed with the U.S. Securities and

Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended July 31, 2022 and 2021, and the condensed consolidated balance sheet as of July 31, 2022, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2022 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2022. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2022 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

In light of the currently unknown extent and duration of the COVID-19 pandemic and other macroeconomic factors, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 and other macroeconomic factors as of July 31, 2022 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Assets Held for Sale

Assets are classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

During the three months ended July 31, 2022, we commenced plans to sell an approximately 50,000-square foot office building. As of July 31, 2022, the office building had a carrying value of approximately $1.1 million, which was included within property and equipment, net on the condensed consolidated balance sheet. Please refer to Note 12, “Fair Value Measurements” for further information regarding our assets held for sale.

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended July 31, 2022, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022.

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

New Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued Update 2021-01, Reference Rate Reform (Topic 848): Scope. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. A portion of our indebtedness bears interest at variable interest rates, primarily based on euro-dollar LIBOR. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions. We are currently assessing the impact of this standard on our condensed consolidated financial statements.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Recurring revenue:
Bundled SaaS revenue	$54,679	$42,940	$103,964	$82,249
Unbundled SaaS revenue	47,875	33,444	93,320	57,727
Optional managed services revenue	15,778	16,872	31,691	33,330
Total cloud revenue	118,332	93,256	228,975	173,306
Support revenue	48,108	62,922	96,832	127,325
Total recurring revenue	166,440	156,178	325,807	300,631
Nonrecurring revenue:
Perpetual revenue	30,790	32,349	64,048	61,672
Professional services revenue	25,669	26,090	50,950	53,218
Total nonrecurring revenue	56,459	58,439	114,998	114,890
Total revenue	$222,899	$214,617	$440,805	$415,521

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	July 31, 2022	January 31, 2022
Accounts receivable, net	$148,472	$193,831
Contract assets, net	$43,092	$42,688
Long-term contract assets, net (included in other assets)	$34,327	$30,510
Contract liabilities	$229,317	$271,271
Long-term contract liabilities	$14,225	$15,872

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three and six months ended July 31, 2022 and 2021. As of July 31, 2022, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 17% and Partner B was approximately 11%. As of January 31, 2022, Partner A accounted for approximately 14% and Partner B accounted for less than 10% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the six months ended July 31, 2022 and 2021 from amounts included in contract liabilities at the beginning of each period was $170.5 million and $171.0 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	July 31, 2022	January 31, 2022
RPO:
Expected to be recognized within 1 year	$418,233	$447,428
Expected to be recognized in more than 1 year	278,201	274,404
Total RPO	$696,434	$721,832

3.    NET LOSS PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net (loss) income	$(2,236)	$5,316	$(1,662)	$6,410
Net income attributable to noncontrolling interests	176	316	464	611
Net (loss) income attributable to Verint Systems Inc.	(2,412)	5,000	(2,126)	5,799
Dividends on preferred stock	(5,200)	(5,200)	(10,400)	(8,522)
Net loss attributable to Verint Systems Inc. for basic net loss per common share	(7,612)	(200)	(12,526)	(2,723)
Dilutive effect of dividends on preferred stock	—	—	—	—
Net loss attributable to Verint Systems Inc. for diluted net loss per common share	$(7,612)	$(200)	$(12,526)	$(2,723)

Weighted-average shares outstanding:
Basic	64,958	65,194	64,948	65,417
Dilutive effect of employee equity award plans	—	—	—	—
Dilutive effect of 2021 Notes	—	—	—	—
Dilutive effect of 2014 Notes	—	—	—	—

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Dilutive effect of warrants	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	64,958	65,194	64,948	65,417

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.12)	$—	$(0.19)	$(0.04)
Diluted	$(0.12)	$—	$(0.19)	$(0.04)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Common shares excluded from calculation:
Stock options and restricted stock-based awards	2,580	2,209	2,075	2,034
2021 Notes	—	5,074	—	3,196
2014 Notes	—	9,541	—	9,541
Warrants	—	9,865	—	9,865
Series A Preferred Stock	5,498	5,498	5,498	5,498
Series B Preferred Stock	3,980	3,980	3,980	2,573

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three and six months ended July 31, 2022, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes (as defined in Note 7, “Long-Term Debt”), and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net loss per common share for the three and six months ended July 31, 2022 and 2021, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2022 and January 31, 2022:

	July 31, 2022
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$143,442	$—	$—	$143,442
Money market funds	43,369	—	—	43,369
Commercial paper	69,691	—	—	69,691
Total cash and cash equivalents	$256,502	$—	$—	$256,502

Short-term investments:
Bank time deposits	$718	$—	$—	$718
Total short-term investments	$718	$—	$—	$718

	January 31, 2022
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$201,769	$—	$—	$201,769
Money market funds	127,041	—	—	127,041
Commercial paper	29,995	—	—	29,995
Total cash and cash equivalents	$358,805	$—	$—	$358,805

Short-term investments:
Bank time deposits	$765	$—	$—	$765
Total short-term investments	$765	$—	$—	$765

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2022 and 2021, proceeds from maturities and sales of short-term investments were $0.3 million and $45.6 million, respectively.

5.    BUSINESS COMBINATIONS

Six Months Ended July 31, 2022

We did not complete any business combinations during the six months ended July 31, 2022.

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

Among the factors contributing to the recognition of goodwill as a component of the Conversocial purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The acquisition resulted in the recognition of $31.3 million of goodwill, of which $0.5 million is deductible for income tax purposes and $30.8 million is not deductible.

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

Transaction and related costs directly attributable to the acquisition of Conversocial, consisting primarily of professional fees and integration expenses, were $0.1 million and $1.1 million for the three months ended July 31, 2022 and 2021, respectively, and $1.0 million and $1.1 million for the six months ended July 31, 2022 and 2021, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and net income (loss) attributable to Conversocial included in our consolidated statement of operations for the six months ended July 31, 2022 were not material.

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

The following table sets forth the components and the allocation of the purchase price for our acquisition of Conversocial, including adjustments identified subsequent to the valuation date, none of which were material:

(in thousands)	Amount
Components of Purchase Price:
Cash	$53,409
Other purchase price adjustments	(190)
Total purchase price	$53,219

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,694
Other current assets, including cash acquired	5,462
Other assets	511
Current and other liabilities	(1,945)
Contract liabilities — current and long-term	(3,410)
Deferred income taxes	(301)
Net tangible assets	2,011
Identifiable intangible assets:
Customer relationships	9,800
Developed technology	9,900
Trademarks and trade names	200
Total identifiable intangible assets	19,900
Goodwill	31,308
Total purchase price allocation	$53,219

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

Other Business Combination Information

For the three months ended July 31, 2021, we recorded a charge of $0.4 million, and for the six months ended July 31, 2022 and 2021, we recorded a benefit of $0.2 million and a charge of $0.6 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on our historical business combinations achieving certain objectives and milestones. There were no changes in the fair values of our contingent consideration obligations for the three months ended July 31, 2022, and the contingent consideration obligations were fully paid as of July 31, 2022.

Payments of contingent consideration earned under these agreements were $4.8 million and $2.0 million for the three months ended July 31, 2022 and 2021, respectively, and $7.5 million and $9.6 million for the six months ended July 31, 2022 and 2021, respectively.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and removed from our condensed consolidated balance sheets, consisted of the following as of July 31, 2022 and January 31, 2022:

	July 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$451,655	$(375,861)	$75,794
Acquired technology	221,865	(204,711)	17,154
Trade names	5,132	(4,710)	422
Distribution network	2,440	(2,440)	—
Total intangible assets	$681,092	$(587,722)	$93,370

	January 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$467,408	$(375,827)	$91,581
Acquired technology	229,501	(203,895)	25,606
Trade names	5,677	(4,610)	1,067
Distribution network	2,440	(2,440)	—
Total intangible assets	$705,026	$(586,772)	$118,254

Total amortization expense recorded for acquisition-related intangible assets was $10.2 million and $11.8 million for the three months ended July 31, 2022 and 2021, respectively, and $20.7 million and $23.5 million for the six months ended July 31, 2022 and 2021, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2023 (remainder of year)	$18,708
2024	30,069
2025	14,403
2026	13,210
2027	9,339
2028 and thereafter	7,641
Total	$93,370

There were no impairments of acquired intangible assets during the six months ended July 31, 2022 and 2021.

Goodwill activity for the six months ended July 31, 2022 was as follows:

(in thousands)	Amount
Six Months Ended July 31, 2022:
Goodwill, gross, at January 31, 2022	$1,409,464
Accumulated impairment losses through January 31, 2022	(56,043)
Goodwill, net, at January 31, 2022	1,353,421
Foreign currency translation	(38,046)
Business combinations, including adjustments to prior period acquisitions	(266)
Goodwill, net, at July 31, 2022	$1,315,109

Balance at July 31, 2022
Goodwill, gross, at July 31, 2022	$1,371,152
Accumulated impairment losses through July 31, 2022	(56,043)
Goodwill, net, at July 31, 2022	$1,315,109

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2022.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2022 and January 31, 2022:

	July 31,	January 31,
(in thousands)	2022	2022
2021 Notes	$315,000	$315,000
Term Loan	100,000	100,000
Less: unamortized debt discounts and issuance costs	(7,184)	(8,046)
Total debt	407,816	406,954
Less: current maturities	—	—
Long-term debt	$407,816	$406,954

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the Capped Calls described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our Credit Agreement described below, to terminate the 2018 Swap (as defined in Note 13, “Derivative Financial Instruments”), and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2022, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at July 31, 2022.

Based on the closing market price of our common stock on July 31, 2022, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2022, no Capped Calls have been exercised.

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

The Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “Term Loan”), of which $100.0 million was outstanding at July 31, 2022 and January 31, 2022, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”), none of which was drawn as of July 31, 2022 and January 31, 2022. The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”) and is subject to increase and reduction from time to time according to the terms of the Credit Agreement. The majority of the proceeds from the Term Loan were used to repay all outstanding term loans under our prior credit agreement.

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

As of July 31, 2022, the interest rate on the Term Loan was 3.80%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the Term Loan was approximately 4.00% at July 31, 2022. As of January 31, 2022, the interest rate on the Term Loan was 2.10%.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, the 2014 Notes, and on borrowings under our Credit Agreement, for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$197	$392	$245
Amortization of deferred debt issuance costs	440	437	879	542
Total Interest Expense - 2021 Notes	$637	$634	$1,271	$787

2014 Notes:
Interest expense at 1.50% coupon rate	$—	$482	$—	$1,933
Amortization of deferred debt issuance costs	—	131	—	522
Total Interest Expense - 2014 Notes	$—	$613	$—	$2,455

Borrowings under Credit Agreement:
Interest expense at contractual rates	$813	$537	$1,373	$2,297
Impact of interest rate swap reclassified from accumulated other comprehensive loss	—	—	—	1,014
Amortization of debt discounts	4	5	9	8
Amortization of deferred debt issuance costs	217	223	428	495
Total Interest Expense - Borrowings under Credit Agreement	$1,034	$765	$1,810	$3,814

On May 1, 2020, the 2018 Swap no longer qualified as a cash flow hedge for accounting purposes and as such, accumulated deferred losses on the 2018 Swap that were previously recorded as a component of accumulated other comprehensive loss were being reclassified to the condensed consolidated statement of operations as interest expense over the remaining term of the interest rate swap, as the previously hedged interest payments occurred. On April 13, 2021, we paid $16.5 million to settle the 2018 Swap prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our condensed consolidated statement of operations for the six months ended July 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022.

Please refer to Note 13, “Derivative Financial Instruments” for further information regarding the 2018 Swap.

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2022 and January 31, 2022:

	July 31,	January 31,
(in thousands)	2022	2022
Raw materials	$2,942	$3,001
Work-in-process	115	150
Finished goods	3,500	2,186
Total inventories	$6,557	$5,337

Condensed Consolidated Statements of Operations

Other income, net consisted of the following for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Foreign currency gains (losses), net	$547	$(463)	$2,260	$(1,004)
Losses on derivative financial instruments, net	—	—	—	(14,374)
Change in fair value of future tranche right	—	—	—	15,810
Other, net	(80)	619	(119)	3,774
Total other income, net	$467	$156	$2,141	$4,206

Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the future tranche right.

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2022 and 2021:

	Six Months Ended July 31,
(in thousands)	2022	2021
Cash paid for interest	$1,693	$8,190
Cash payments of income taxes, net	$5,403	$30,157
Cash payments for operating leases	$18,656	$10,236
Non-cash investing and financing transactions:
Finance leases of property and equipment	$189	$2,150
Liabilities for contingent consideration in business combinations	$—	$900
Accrued but unpaid purchases of property and equipment	$2,035	$2,297
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$—	$36,962
Retirement of treasury stock	$105,680	$—
Settlement of convertible note premium with common stock	$—	$59,131
Receipt of common stock from the counterparties under the Note Hedges	$—	$59,651

9.    CONVERTIBLE PREFERRED STOCK

On December 4, 2019, we entered into the Investment Agreement with the Apax Investor whereby, subject to certain closing conditions, the Apax Investor agreed to make an investment in us in an amount up to $400.0 million as follows:

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

For the three and six months ended July 31, 2022, we paid $10.4 million and $20.8 million of preferred stock dividends, $10.4 million of which was accrued as of January 31, 2022, and there were $1.7 million of cumulative undeclared and unpaid preferred stock dividends at July 31, 2022. There were no accrued dividends as of July 31, 2022. We reflected $5.2 million and $10.4 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net loss attributable to Verint Systems Inc. common shares, for the three and six months ended July 31, 2022, respectively. There were $5.2 million and $8.5 million of preferred stock dividends recorded in our condensed consolidated results of operations for the three and six months ended July 31, 2021, respectively.

Conversion

The Series A Preferred Stock was initially convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to the date of the Investment Agreement. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of July 31, 2022, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.5 million shares and Apax’s ownership in us on an as-converted basis was approximately 12.7%.

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

At any time after the 102-month anniversary of the Applicable Closing Date or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of July 31, 2022, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at the 102-month anniversary of the Applicable Closing Date are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at July 31, 2022 plus accrued and unpaid dividends. As of July 31, 2022, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $0.9 million.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the six months ended July 31, 2022 and 2021. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1,500,000 shares of common stock to offset dilution from our equity compensation program for such fiscal year. To further offset such dilution as well as other dilutive transactions, on March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. During the six months ended July 31, 2022, we repurchased 2,000,000 shares of our common stock at a cost of $105.7 million under this program. Repurchases were financed with available cash in the United States.

Treasury Stock

Repurchased shares of common stock are typically recorded as treasury stock, at cost, but may from time to time be retired at management’s discretion, as approved by the board of directors in March 2021. From time to time, we have purchased common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of income taxes by such holders upon vesting of equity awards occurring during a Company-imposed trading blackout or lockup period. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

During the six months ended July 31, 2022, we repurchased 2,000,000 shares of our common stock for a cost of $105.7 million under the 2022 stock repurchase program described above as well as an insignificant number of shares to facilitate income tax withholding or payments as described above. During the six months ended July 31, 2022, we retired all 2,000,000 shares with a cost of $105.7 million, which was recorded as a reduction of additional paid-in capital and common stock. These shares were returned to the status of authorized and unissued shares.

During the six months ended July 31, 2021, we repurchased approximately 1,602,000 shares of our common stock for a cost of $75.5 million, which included $75.4 million of stock repurchases under the 2021 stock repurchase program described above and other repurchases to facilitate income tax withholding or payments as described above. During the six months ended July 31, 2021, we retired 1,058,300 shares that had been repurchased under the 2021 stock repurchase program described above with a cost of $49.6 million, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares.

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

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned separation of our businesses into two independent publicly traded companies, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of July 31, 2022, Apax’s ownership in us on an as-converted basis was approximately 12.7%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges. Accumulated other comprehensive loss is presented as a separate line item in the stockholders’ equity section of our condensed consolidated balance sheets. Accumulated other comprehensive loss items have no impact on our net income (loss) as presented in our condensed consolidated statements of operations.

The following table summarizes changes in the components of our accumulated other comprehensive loss for the six months ended July 31, 2022:

(in thousands)	Unrealized Losses on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2022	$(48)	$(118,467)	$(118,515)
Other comprehensive loss before reclassifications	(379)	(43,673)	(44,052)
Amounts reclassified out of accumulated other comprehensive loss	(260)	—	(260)
Net other comprehensive loss	(119)	(43,673)	(43,792)
Accumulated other comprehensive loss at July 31, 2022	$(167)	$(162,140)	$(162,307)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations, with presentation location, for the three and six months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021	Financial Statement Location
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$—	$—	$—	$1	Cost of recurring revenue
	(22)	1	(31)	13	Cost of nonrecurring revenue
	(138)	7	(187)	72	Research and development, net
	(73)	3	(97)	31	Selling, general and administrative
	(233)	11	(315)	117	Total, before income taxes
	41	(2)	55	(21)	Benefit from (provision for) income taxes
	$(192)	$9	$(260)	$96	Total, net of income taxes

Interest rate swap agreement	$—	$—	$—	$(1,014)	Interest expense
	—	—	—	(15,655)	Other income (expense), net
	—	—	—	(16,669)	Total, before income taxes
	—	—	—	3,638	Benefit from income taxes
	$—	$—	$—	$(13,031)	Total, net of income taxes

On April 13, 2021, we paid $16.5 million to settle the 2018 Swap agreement prior to its June 2024 maturity, and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense) on our consolidated statement of operations for the six months ended July 31, 2021. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022. Please refer to Note 13, “Derivative Financial Instruments” for further information regarding the 2018 Swap.

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2022, we recorded an income tax provision of $2.8 million on pretax income of $0.6 million, which represented an effective income tax rate of 465.4%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a discrete income tax provision of $2.1 million attributable to the recording of a valuation allowance against a deferred tax asset related to an asset held for sale in a foreign jurisdiction and the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. Excluding the discrete income tax provision attributable to the foreign jurisdiction valuation allowance, the result was an income tax provision of $0.7 million on pre-tax income of $0.6 million resulting in an effective tax rate of 124.8%.

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

For the six months ended July 31, 2022, we recorded an income tax provision of $3.1 million on pretax income of $1.5 million, which represented an effective income tax rate of 212.1%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a discrete income tax provision of $2.1 million attributable to the recording of a valuation allowance against a deferred tax asset related to an asset held for sale in a foreign jurisdiction and the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. Excluding the discrete income tax provision attributable to the foreign jurisdiction valuation allowance, the result was an income tax provision of $1.0 million on pre-tax income of $1.5 million resulting in an effective tax rate of 71.5%.

For the six months ended July 31, 2021, we recorded an income tax provision of $4.1 million on pretax income of $10.5 million, which represented an effective income tax rate of 39.2%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Series A Preferred Stock and by lower statutory rates in several foreign jurisdictions.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date. Accounting guidance for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in certain state and foreign jurisdictions, and with respect to the foreign deferred income tax asset related to an asset held for sale, as a result of the differences between the fair market value and the tax basis of the asset. We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized income tax benefits of $84.0 million and $84.2 million (excluding interest and penalties) as of July 31, 2022 and January 31, 2022, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $3.7 million and $3.4 million at July 31, 2022 and January 31, 2022, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2022 could decrease by approximately $0.4 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2022 and January 31, 2022:

	July 31, 2022
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$43,369	$—	$—
Commercial paper, classified as cash and cash equivalents	—	69,691	—
Foreign currency forward contracts	—	16	—
Contingent consideration receivable	—	—	138
Total assets	$43,369	$69,707	$138
Liabilities:
Foreign currency forward contracts	$—	$219	$—
Total liabilities	$—	$219	$—

	January 31, 2022
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$127,041	$—	$—
Commercial paper, classified as cash and cash equivalents	—	29,995	—
Foreign currency forward contracts	—	33	—
Contingent consideration receivable	—	—	271
Total assets	$127,041	$30,028	$271
Liabilities:
Foreign currency forward contracts	$—	$91	$—
Contingent consideration — business combinations	—	7,776	—
Total liabilities	$—	$7,867	$—

In January 2020, we completed the sale of an insignificant subsidiary. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. The estimated fair value of this asset as of July 31, 2022 and 2021, which is measured using Level 3 inputs, was $0.1 million and $0.4 million, respectively. We received payments of $0.1 million during each of the six months ended July 31, 2022 and 2021. The change in the estimated fair value of this contingent receivable was not material during the six months ended July 31, 2022 and 2021.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2021:

Six Months Ended July 31,
(in thousands)	2021
Fair value measurement at beginning of period	$15,704
Contingent consideration liabilities recorded for business combinations	900
Changes in fair values, recorded in operating expenses	636
Payments of contingent consideration	(9,560)
Foreign currency translation and other	(48)
Fair value measurement at end of period	$7,632

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

As of January 31, 2022, the $7.8 million fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2022, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. Payments of contingent consideration earned under these agreements were $7.5 million. We recorded a benefit of $0.2 million for changes in the fair values of contingent consideration obligations associated with business combinations and $0.1 million for changes due to foreign currency translation for the six months ended July 31, 2022.

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2022 and 2021.

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized a discount rate of 6.7% in our calculation of the estimated fair value of our contingent consideration asset as of July 31, 2022. We utilized discount rates ranging from 3.5% to 3.9%, with a weighted average discount rate of 3.7% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2022.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our Term Loan borrowings were approximately $98 million and $100 million at July 31, 2022 and January 31, 2022, respectively. The estimated fair values of the Term Loan borrowings are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our Term Loan trades. The indicative prices provided to us as at each of July 31, 2022 and January 31, 2022 did not significantly differ from par value. The estimated fair value of borrowings under our Revolving Credit Facility, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair value of our 2021 Notes was approximately $300 million and $330 million at July 31, 2022 and January 31, 2022, respectively. The estimated fair value of the 2021 Notes was determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Assets Held for Sale

We initially measure an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. We assess the fair value of an asset less costs to sell each reporting period that it remains classified as held for sale, and report any subsequent changes as an adjustment to the carrying amount of the asset. Assets are not depreciated or amortized while they are classified as held for sale.

During the three months ended July 31, 2022, we commenced plans to sell an approximately 50,000-square foot office building. As of July 31, 2022, the office building had a carrying value of approximately $1.1 million, which was included within property and equipment, net on the condensed consolidated balance sheet. An impairment loss of $1.8 million, which adjusted the carrying amount of the asset to its fair value less costs to sell, was recorded within selling, general, and administrative expenses in our consolidated statement of operations for the three and six months ended July 31, 2022. Fair value was determined based upon the anticipated sale price of the building based on current market conditions and assumptions made by management, which may differ from actual results if market conditions change.

Investments

As of July 31, 2022, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million. These investments are included within other assets on the condensed consolidated balance sheets. As of January 31, 2022, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million, of which $4.4 million was remeasured to fair value based on an observable transaction during the year ended January 31, 2022. These investments were included within other assets on the consolidated balance sheet as of January 31, 2022. An unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction, was recorded in other income (expense), net on the consolidated statement of operations for the six months ended July 31, 2021. There were no observable price changes in our investments in privately-held companies during the six months ended July 31, 2022. We did not recognize any impairments during the three and six months ended July 31, 2022 and 2021.

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

We held outstanding foreign currency forward contracts with notional amounts of $7.1 million and $7.4 million as of July 31, 2022 and January 31, 2022, respectively.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2022	2022
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$16	$33
Total derivative assets		$16	$33

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$219	$91
Total derivative liabilities		$219	$91

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive (loss) income (“AOCL”) and on the condensed consolidated statement of operations for the three and six months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(190)	$22	$(460)	$62
	$(190)	$22	$(460)	$62

Net (losses) gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(233)	$11	$(315)	$117
Interest rate swap agreement	—	—	—	(16,669)
	$(233)	$11	$(315)	$(16,552)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at July 31, 2022 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2022 and 2021 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2022	2021	2022	2021
Interest rate swap agreement	Other income (expense), net	$—	$—	$—	$(14,374)

14.    STOCK-BASED COMPENSATION

Stock-Based Compensation Plan

On June 20, 2019, our stockholders approved the Verint Systems Inc. 2019 Long-Term Stock Incentive Plan (the “2019 Plan”). Upon approval of the 2019 Plan, new awards were no longer permitted under our prior stock-based compensation plan (the “2017 Amended Plan”). Awards outstanding at June 20, 2019 under the 2017 Amended Plan or other previous stock-based compensation plans were not impacted by the approval of the 2019 Plan. Collectively, our stock-based compensation plans are referred to herein as the “Plans”.

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue — recurring	$933	$562	$1,458	$991
Cost of revenue — nonrecurring	818	864	1,458	1,697
Research and development, net	4,419	2,027	6,838	3,800
Selling, general and administrative	19,524	14,640	34,309	28,006
Total stock-based compensation expense	$25,694	$18,093	$44,063	$34,494

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Restricted stock units and restricted stock awards	$23,362	$15,984	$39,373	$30,237
Stock bonus program and bonus share program	2,328	2,100	4,680	4,252
Total equity-settled awards	25,690	18,084	44,053	34,489
Phantom stock units (cash-settled awards)	4	9	10	5
Total stock-based compensation expense	$25,694	$18,093	$44,063	$34,494

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the six months ended July 31, 2022 and 2021:

	Six Months Ended July 31,
	2022		2021
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,454	$42.99	2,950	$35.97
Granted	1,600	$56.14	1,316	$48.51
Released	(878)	$43.15	(1,283)	$35.52
Forfeited	(94)	$45.73	(110)	$39.00
Ending balance	3,082	$49.69	2,873	$41.81

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2022, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the six months ended July 31, 2022 and 2021 (these amounts are also included in the Award Activity Table above for 2022 and 2021):

	Six Months Ended July 31,
(in thousands)	2022	2021
Beginning balance	547	635
Granted	278	212
Released	(89)	(270)
Forfeited	—	(9)
Ending balance	736	568

Consistent with the table above, the beginning balance of the outstanding shares for the six months ended July 31, 2021 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021.

Excluding PSUs, we granted 1,322,000 RSUs during the six months ended July 31, 2022.

As of July 31, 2022, there was approximately $107.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

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

For bonuses in respect of the year ended January 31, 2022, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 300,000 shares of common stock, and a discount of 15% approved for awards under our stock bonus program. We issued approximately 131,000 shares under the stock bonus program during the three months ended July 31, 2022. The bonus share program was not used, and no shares were issued under this program, in respect of the performance period ended January 31, 2022.

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2022 and 2021 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Six Months Ended July 31,
(in thousands)	2022	2021
Shares in lieu of cash bonus — granted and released (not included in Award Activity Table above)	131	—
Shares in respect of discount (included in Award Activity Table above):
Granted	25	—
Released	23	—

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

The combined accrued liabilities for these two programs were $4.8 million and $6.5 million at July 31, 2022 and January 31, 2022, respectively.

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Israeli Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Israeli Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal. On December 15, 2021, the Israeli Supreme Court rejected CTI’s motion to appeal and the proceedings in the District Court resumed. At the recommendation of the District Court, in June 2022, the parties conducted another round of mediation in New York. On July 10, 2022, the parties reached an agreement to settle the matter on terms set forth in a settlement agreement that was executed by all parties and submitted a motion for approval of the settlement agreement to the District Court. Under the terms of the settlement agreement, subject to full and final waiver, Mavenir Inc. and/or Comverse, Inc. and/or Mavenir Ltd. agreed to pay a total of $16.0 million (such amount to be paid in three phases as set forth in the settlement agreement) as compensation to the plaintiffs and members of the class. The compensation amount is comprehensive, final and absolute and includes within it all the amounts and expenses to be paid in connection with the settlement agreement. Under the terms of an associated guaranty agreement, Verint has guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors. As of July 31, 2022, we recorded a liability of $16.0 million, $11.3 million of which is included within accrued expenses and other current liabilities, and $4.7 million of which is included in other liabilities, and an offsetting indemnification receivable of $16.0 million, $11.3 million of which is included in prepaid expenses and other current assets, and $4.7 million of which is included in other assets on our condensed consolidated balance sheets. There was no impact to our condensed consolidated statement of operations. The settlement remains pending and contingent upon District Court approval. Accordingly, there can be no assurance that the matter will be settled on the terms set forth in the settlement agreement or otherwise.

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

Unfair Competition Litigation and Related Investigation

On February 14, 2022, the U.S. District Court for the Eastern District of Michigan issued negative partial summary judgment decisions in two cases pending against Verint Americas Inc., as successor to ForeSee Results, Inc. (“ForeSee”), On July 19, 2022, the court also denied ForeSee’s motions for reconsideration of these rulings.

We believe that the court’s decisions were wrongly decided and are contrary to the facts and the law and we intend to appeal those rulings following a final judgment. Furthermore, we believe that the claims asserted by the plaintiffs are without merit, and as explained in our affirmative Delaware litigation described below, that by bringing the claims, plaintiffs breached an agreement not to pursue such claims against ForeSee in an improper attempt by plaintiffs and their founder, Claes Fornell, to extract additional monies from ForeSee.

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

Verint has also been informed that the U.S. Attorney’s Office for the Eastern District of Michigan’s Civil Division (“USAO”) is conducting a False Claims Act investigation concerning allegations ForeSee and/or Verint failed to provide the federal government the services described in certain government contracts related to ForeSee’s products inherited by Verint in the acquisition. Verint received a Civil Investigation Demand (“CID”) in connection with this investigation and has provided responses. The False Claims Act contains provisions that allow for private persons to initiate actions by filing claims under seal. We believe that this investigation was initiated in coordination with the Eastern District of Michigan litigation discussed above. Verint continues to work cooperatively with the USAO in its review of this matter. At this point, Verint has not determined that there were any deficiencies in ForeSee’s and/or Verint’s performance of the government contracts.

Following the filing of the Eastern District of Michigan litigation, ForeSee filed affirmative litigation in the U.S. District Court for the Northern District of Georgia (Case No. 1:19-cv-02892, Complaint filed on June 25, 2019) against ACSI LLC’s predecessor in interest. ACSI LLC was then substituted as the named defendant. In that action, ForeSee sought cancellation of ACSI LLC’s federally registered trademarks. In response to ASCI LLC’s motion to dismiss the action, on March 15, 2022, the Georgia court issued an order transferring that action to the Eastern District of Michigan. Verint subsequently withdrew the action without prejudice and continues to consider any next actions it may take with respect to this matter.

Following the filing of the Eastern District of Michigan litigation, ForeSee also filed affirmative litigation in the U.S. District Court for the District of Delaware (Case No. 1:21-cv-00674, Complaint filed on May 7, 2021) against ACSI LLC, CFI, Claes Fornell, and CFI Software LLC (the “Fornell Group”). Claes Fornell founded both ACSI LLC and CFI, and previously co-founded ForeSee before selling it in December 2013 for a significant gain. The Delaware action asserts claims against ACSI LLC, CFI, Fornell, and CFI Software for their breach of a “Joinder and Waiver Agreement” entered into in connection with the December 2013 sale of ForeSee in which they represented that they had no claims against ForeSee and in which they released any such claims. The Delaware action alleges that the Eastern District of Michigan litigations effectively represent an improper attempt by Fornell and his affiliates to profit off of ForeSee a second time (first by selling it in 2013 as a law-abiding company, only to sue it in 2018 and 2019 claiming violations of law for business practices that began while Fornell owned a significant position in ForeSee (via CFI Software) and during the time that Fornell served as chairman of ForeSee’s board). The Delaware action also asserts fraud claims against Fornell and CFI Software for affirmative statements they made in the December 2013 merger agreement which effectuated the sale and in other contemporaneous materials that ForeSee was not engaging in unfair competition or other violations of law. In the Delaware litigation, we are seeking as damages any amounts recovered by ACSI LLC, CFI or the USAO in the proceedings against ForeSee and/or Verint discussed above, as well as attorneys’ fees. Following the filing of our claims, the Fornell Group moved to dismiss, stay or transfer the Delaware litigation. The motion and ForeSee’s objection are currently pending before the Delaware court.

No amounts have been recognized in our consolidated financial statements for these loss contingencies as it is not probable a loss has been incurred and the range of a possible loss is not yet estimable. However, in light of the recent rulings by the trial court in the Eastern District of Michigan, we consider the potential exposure reasonably possible. An estimate of a reasonably possible loss (or a range of loss) cannot be made in either the commercial litigation or False Claims Act investigation at this time. As these matters are ongoing it is at least reasonably possible that our estimates will change in the near term and the effect may be material.

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

In connection with the Spin-Off, we and Cognyte entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a transition services agreement, pursuant to which we and Cognyte agreed to provide and/or make available various administrative services and assets to each other for a given period based on each individual service. The performance of services under the transition services agreement was substantially concluded as of January 31, 2022, with only minimal advisory services continuing as of July 31, 2022.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. As a result of the COVID-19 pandemic, we have, among other things, made adjustments to our employee work arrangements and our approach to business travel, meetings, and events. The COVID-19 pandemic created, and continues to create, significant uncertainty in macroeconomic conditions, including supply chain disruptors and labor shortages. We continue to actively monitor and evaluate the situation and may take further actions that alter our business operations as may be required by governmental authorities or that we determine are in the best interests of our employees, customers, partners, stockholders, or other stakeholders.

We have adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. As part of our hybrid model, we have also re-opened some of our offices and have contracted for co-working space in certain locations for employees to use as needed, subject to applicable government regulations. During the second half of the year ended January 31, 2022 and continuing into the six months ended July 31, 2022, we decided to exit or reduce our space under certain office leases and we expect to take further actions in this regard as we continue to evaluate our real estate footprint. We recognized $4.9 million and $12.5 million of accelerated lease expense and other asset impairments, which were reflected within selling, general, and administrative expenses in our condensed consolidated statement of operations for the three and six months ended July 31, 2022, respectively.

Russia-Ukraine Conflict

We continue to monitor events associated with the Russian invasion of Ukraine and its global impacts. Based on the current situation, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict worsens or expands, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our operations and customers in Russia, Belarus, and occupied portions of Ukraine represented immaterial portions of our net assets as of July 31, 2022 and January 31, 2022, and total revenue for the six months ended July 31, 2022 and 2021.

Our Business

Verint helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships.

Verint is uniquely positioned to help organizations close the Engagement Capacity Gap™ with our differentiated Verint Customer Engagement Cloud Platform. Brands today are challenged by new workforce dynamics, ever-expanding customer engagement channels and exponentially more consumer interactions – often while facing limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates a capacity gap, which is widening as the digital transformation continues. Organizations are increasingly seeking technology to close this gap. Through the Verint Customer Engagement Cloud Platform, we offer our customers and partners solutions that are based on artificial intelligence (“AI”) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience. Our solutions are used by approximately 10,000 organizations in over 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as small to medium sized business (“SMB”) organizations.

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,500 passionate professionals around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Key Trends

We believe there are three market trends that are benefiting Verint today: the acceleration of digital transformation, changes in the workforce shaping the future of work, and elevated customer expectations.

•Acceleration of Digital Transformation: Digital transformation is accelerating, and it is driving significant change in customer engagement for contact centers and across the enterprise. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. We believe that the breadth of customer touchpoints across the enterprise and the rapid growth in digital interactions benefit Verint as these trends create demand for new solutions that can increase automation and connect organizational silos to increase efficiency and elevate the customer experience.

•A Changing Workforce Shapes the Future of Work: Brands are facing unprecedented challenges when it comes to how they manage their changing workforce. Increasingly, brands are managing employees that may work from anywhere. Providing flexibility for where employees work creates challenges in managing and coaching employee teams. And because of the limited resources that are available, brands must find ways to use technology like AI-powered bots to augment their workforce. “The Great Resignation” has put a spotlight on the importance of employee experience and brands must quickly evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new solutions that can shape the future of work, with a workforce of people and bots working together, increased automation, greater employee flexibility and a greater focus on the voice of the employees.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise and meeting those expectations is becoming more difficult with legacy technology. The increase in the number of channels and the desire of customers to seamlessly shift between channels creates a more complex customer journey for brands to support and manage. Customers also expect that brands will have a deep understanding of the customer’s relationship with that brand - an understanding that is unified across the enterprise regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, in the back office, or in a branch. We believe that this trend benefits Verint as it creates demand for new solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

While we continue to see strong demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, a continuation or worsening of global events such as the COVID-19 pandemic, the war in Ukraine, and other current macroeconomic factors, such as foreign currency exchange rate fluctuations, increased inflation rates, and increases in the weighted-average cost of capital due to increases in interest rates could adversely affect our results of operations and financial condition in future periods. See the “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2022 for further discussion of the possible impact of the COVID-19 pandemic and other global events on our business. See the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section below for further discussion of the impact that foreign currency exchange rates have had on our results of operations.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2022.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$222,899	$214,617	$440,805	$415,521
Operating income	$1,510	$11,537	$2,008	$15,979
Net loss attributable to Verint Systems Inc. common shares	$(7,612)	$(200)	$(12,526)	$(2,723)
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.12)	$—	$(0.19)	$(0.04)
Diluted	$(0.12)	$—	$(0.19)	$(0.04)

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Our revenue increased approximately $8.3 million, or 4%, to $222.9 million in the three months ended July 31, 2022 from $214.6 million in the three months ended July 31, 2021. The increase consisted of a $10.3 million increase in recurring revenue, partially offset by a $2.0 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 69%, 20%, and 11% of our total revenue, respectively, in the three months ended July 31, 2022, compared to approximately 68%, 21%, and 11%, respectively, in the three months ended July 31, 2021. Further details of changes in revenue are provided below.

We reported operating income of $1.5 million in the three months ended July 31, 2022 compared to operating income of $11.5 million in the three months ended July 31, 2021. The decrease in operating income was primarily due to a $15.8 million increase in operating expenses, from $130.5 million to $146.3 million, partially offset by a $5.8 million increase in gross profit, from $142.1 million to $147.9 million. The increase in operating expenses consisted of a $14.3 million increase in selling, general and administrative expenses and a $2.2 million increase in net research and development expenses, partially offset by a $0.7 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $7.6 million, and diluted net loss per common share was $0.12 in the three months ended July 31, 2022 compared to a net loss attributable to Verint Systems Inc. common shares of $0.2 million, and diluted net loss per common share of $0.00 in the three months ended July 31, 2021. The increase in net loss attributable to Verint Systems Inc. common shares in the three months ended July 31, 2022 was primarily due to a $10.0 million decrease in operating income as described above, partially offset by a $1.1 million decrease in total other expense, net, a $1.4 million decrease in the provision for income taxes, and a $0.1 million decrease in net income attributable to noncontrolling interests. Further details of these changes are provided below.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Our revenue increased approximately $25.3 million, or 6%, to $440.8 million in the six months ended July 31, 2022 from $415.5 million in the six months ended July 31, 2021. The increase consisted of a $25.2 million increase in recurring revenue and a $0.1 million increase in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC regions represented approximately 68%, 21%, and 11% of our total revenue, respectively, in each of the six months ended July 31, 2022 and 2021. Further details of changes in revenue are provided below.

We reported operating income of $2.0 million in the six months ended July 31, 2022, compared to operating income of $16.0 million in the six months ended July 31, 2021. The decrease in operating income was primarily due to a $32.4 million increase in operating expenses, from $254.6 million to $287.0 million, partially offset by a $18.4 million increase in gross profit, from $270.6 million to $289.0 million. The increase in operating expenses consisted of a $29.6 million increase in selling, general and administrative expenses and a $4.0 million increase in net research and development expenses, partially offset by a $1.2 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.
Net loss attributable to Verint Systems Inc. common shares was $12.5 million and diluted net loss per common share was $0.19 in the six months ended July 31, 2022, compared to a net loss attributable to Verint Systems Inc. common shares of $2.7 million and diluted net loss per common share of $0.04 in the six months ended July 31, 2021. The increase in net loss attributable to Verint Systems Inc. common shares in the six months ended July 31, 2022 was primarily due to a $14.0 million decrease in operating income as described above, and a $1.9 million increase in dividends on preferred stock, partially offset by a $5.0 million decrease in total other expense, net, a $1.0 million decrease in the provision for income taxes, and a $0.1 million decrease in net income attributable to noncontrolling interests. Further details of these changes are provided below.

As of July 31, 2022, we employed approximately 4,500 professionals, including part-time employees and certain contractors, as compared to approximately 4,300 at July 31, 2021.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Revenue denominated in non-U.S. dollar currency was 21% of our total revenue for the three and six months ended July 31, 2022, and 23% of our total revenue for the three and six months ended July 31, 2021. Our combined cost of revenue and operating expenses denominated in non-U.S. dollar currency were 31% and 32% of our total combined cost of revenue and operating expenses for the three months ended July 31, 2022 and 2021, respectively. Our combined cost of revenue and operating expenses denominated in non-U.S. dollar currency were 30% and 32% of our total combined cost of revenue and operating expenses for the six months ended July 31, 2022 and 2021, respectively.

When comparing average exchange rates for the three months ended July 31, 2022 to average exchange rates for the three months ended July 31, 2021, the U.S. dollar strengthened relative to the British pound sterling, the euro, and the Australian dollar, resulting in an overall decrease in our revenue and expenses on a U.S. dollar-denominated basis. For the three months ended July 31, 2022, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2021, our revenue would have been approximately $5.6 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $7.2 million higher, which would have resulted in a $1.6 million decrease in our operating income.

When comparing average exchange rates for the six months ended July 31, 2022 to average exchange rates for the six months ended July 31, 2021, the U.S. dollar strengthened relative to the British pound sterling, the euro, and the Australian dollar, resulting in an overall decrease in our revenue and expenses on a U.S. dollar-denominated basis. For the six months ended July 31, 2022, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2021, our revenue would have been approximately $8.2 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $9.5 million higher, which would have resulted in a $1.3 million decrease in our operating income.

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

The following table sets forth revenue by category for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2022	2021	2022 - 2021	2022	2021	2022-2021
Recurring revenue
Bundled SaaS revenue	$54,679	$42,940	27%	$103,964	$82,249	26%
Unbundled SaaS revenue	47,875	33,444	43%	93,320	57,727	62%
Optional managed services revenue	15,778	16,872	(6)%	31,691	33,330	(5)%
Total cloud revenue	118,332	93,256	27%	228,975	173,306	32%
Support revenue	48,108	62,922	(24)%	96,832	127,325	(24)%
Total recurring revenue	166,440	156,178	7%	325,807	300,631	8%
Nonrecurring revenue
Perpetual revenue	30,790	32,349	(5)%	64,048	61,672	4%
Professional services revenue	25,669	26,090	(2)%	50,950	53,218	(4)%
Total nonrecurring revenue	56,459	58,439	(3)%	114,998	114,890	—%
Total revenue	$222,899	$214,617	4%	$440,805	$415,521	6%

Recurring Revenue

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Recurring revenue increased approximately $10.2 million, or 7%, from $156.2 million in the three months ended July 31, 2021 to $166.4 million in the three months ended July 31, 2022. The increase consisted of a $25.0 million increase in cloud revenue, partially offset by a $14.8 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from support conversion transactions and new cloud deployments, and an increase in bundled SaaS as we continue to see positive demand from customers across our portfolio of cloud-based solutions and services despite challenging macroeconomic and geopolitical conditions. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Recurring revenue increased approximately $25.2 million, or 8%, from $300.6 million in the six months ended July 31, 2021 to $325.8 million in the six months ended July 31, 2022. The increase consisted of a $55.7 million increase in cloud revenue, partially offset by a $30.5 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from new cloud deployments and support conversion transactions, and an increase in bundled SaaS as we continue to see positive demand from customers across our portfolio of cloud-based solutions and services despite challenging macroeconomic and geopolitical conditions. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions.

We expect our revenue mix to continue to shift to our cloud offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud-based solutions.

Nonrecurring Revenue

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Nonrecurring revenue decreased approximately $1.9 million, or 3%, from $58.4 million in the three months ended July 31, 2021 to $56.5 million in the three months ended July 31, 2022. The decrease consisted of a $1.5 million decrease in perpetual revenue, and a $0.4 million decrease in professional services revenue. The decrease in perpetual revenue was primarily due to a decrease in on-premises license revenue due to the continued shift in spending by our customers toward our cloud-based solutions, partially offset by an increase in demand for our offerings that include third-party hardware with embedded software. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Nonrecurring revenue increased approximately $0.1 million, from $114.9 million in the six months ended July 31, 2021 to $115.0 million in the six months ended July 31, 2022. The increase consisted of a $2.4 million increase in perpetual revenue, partially offset by a $2.3 million decrease in professional services revenue. The increase in perpetual revenue was primarily due to an increase in demand for our offerings that include third-party hardware with embedded software, partially offset by a decrease in on-premises license revenue due to the continued shift in spending by our customers toward our cloud-based solutions. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model, partially offset by an increase in implementation services related to our bundled SaaS offerings.

Our nonrecurring revenue can fluctuate from period to period, as some large contracts can represent a significant share of our nonrecurring revenue for a given period.

Cost of Revenue

The following table sets forth cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2022	2021	2022 - 2021	2022	2021	2022 - 2021
Cost of recurring revenue	$40,852	$37,636	9%	$81,880	$75,712	8%
Cost of nonrecurring revenue	30,700	30,505	1%	62,768	60,385	4%
Amortization of acquired technology	3,553	4,426	(20)%	7,192	8,810	(18)%
Total cost of revenue	$75,105	$72,567	3%	$151,840	$144,907	5%

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

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Cost of recurring revenue increased approximately $3.3 million, or 9%, from $37.6 million in the three months ended July 31, 2021 to $40.9 million in the three months ended July 31, 2022. The increase was primarily due to an increase in employee compensation due to an increase in headcount and general wage inflation, an increase in contractor costs associated with the increase in cloud revenue, and an increase in amortization expense related to capitalized software development costs. Our recurring revenue gross margins decreased from 76% in the three months ended July 31, 2021 to 75% in the three months ended July 31, 2022, primarily due to recurring costs increasing at a slightly faster rate than recurring revenue.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Cost of recurring revenue increased approximately $6.2 million, or 8%, from $75.7 million in the six months ended July 31, 2021 to $81.9 million in the six months ended July 31, 2022. The increase was primarily due to an increase in employee compensation due to an increase in headcount and general wage inflation, an increase in contractor expenses, an increase in amortization expense related to capitalized software development costs, and an increase in data center and cloud costs associated with the increase in cloud revenue. Our recurring gross margins were 75% in each of the six months ended July 31, 2022 and 2021.

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

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Cost of nonrecurring revenue increased approximately $0.2 million, or 1%, from $30.5 million in the three months ended July 31, 2021 to $30.7 million in the three months ended July 31, 2022. The increase was primarily driven by an increase in third-party hardware delivered and related shipping and handling costs and a decrease in capitalized setup costs during the current quarter, partially offset by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings. Our overall nonrecurring gross margins decreased from 48% in the three months ended July 31, 2021 to 46% in the three months ended July 31, 2022, primarily due to a less favorable offering mix and an increase in nonrecurring costs.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Cost of nonrecurring revenue increased approximately $2.4 million, or 4%, from $60.4 million in the six months ended July 31, 2021 to $62.8 million in the six months ended July 31, 2022. The increase was primarily driven by an increase in third-party hardware delivered and related shipping and handling costs and a decrease in capitalized setup costs during the current quarter, partially offset by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings. Our overall nonrecurring gross margins decreased from 47% in the six months ended July 31, 2021 to 45% in the six months ended July 31, 2022, primarily due to a less favorable offering mix and nonrecurring costs increasing at a faster rate than nonrecurring revenue.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Amortization of acquired technology decreased approximately $0.8 million, or 20%, from $4.4 million in the three months ended July 31, 2021 to $3.6 million in the three months ended July 31, 2022. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Amortization of acquired technology decreased approximately $1.6 million, or 18%, from $8.8 million in the six months ended July 31, 2021 to $7.2 million in the six months ended July 31, 2022. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2022	2021	2022 - 2021	2022	2021	2022 - 2021
Research and development, net	$33,956	$31,792	7%	$64,903	$60,940	7%

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. R&D increased approximately $2.2 million, or 7%, from $31.8 million in the three months ended July 31, 2021 to $34.0 million in the three months ended July 31, 2022. This increase was primarily attributable to a $2.4 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price and an increase in the number of grant participants, a $0.9 million increase in employee compensation and related expenses due primarily to increased investment in R&D headcount, and a $0.8 million increase in contractor costs, partially offset by a $1.2 million decrease in general overhead costs, and a $1.0 million increase in capitalized software development costs.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. R&D increased approximately $4.0 million, or 7%, from $60.9 million in the six months ended July 31, 2021 to $64.9 million in the six months ended July 31, 2022. This increase was primarily attributable to a $3.0 million increase in stock-based compensation expenses due to a year-over-year increase in our stock price and an increase in the number of grant participants, a $2.4 million increase in employee compensation and related expenses due primarily to increased investment in R&D headcount, and a $1.1 million increase in contractor costs, partially offset by a $1.8 million increase in capitalized software development costs and a $0.9 million decrease in general overhead costs.

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

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2022	2021	2022 - 2021	2022	2021	2022 - 2021
Selling, general and administrative	$105,705	$91,376	16%	$208,587	$179,022	17%

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. SG&A expenses increased approximately $14.3 million, or 16%, from $91.4 million in the three months ended July 31, 2021 to $105.7 million in the three months ended July 31, 2022. This increase was primarily due to $4.9 million of accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases, a $4.9 million increase in stock-based compensation expense due to a year-over-year increase in our stock price and an increase in the number of grant participants, an increase of $4.3 million in employee compensation and related expenses compared to the prior year due to an increase in headcount and general wage inflation, a $3.4 million increase in general overhead costs, a $2.2 million increase in marketing related expenses, and the recognition of a $1.8 million impairment charge recorded to adjust the carrying amount of an office building we own to its fair value less costs to sell upon classification as held for sale. These increases in SG&A expenses were partially offset by a $3.4 million decrease in professional services expense due to one-time nonrecurring costs incurred during the three months ended July 31, 2021 in connection with prior acquisitions and the Spin-Off, and a $3.3 million decrease in facilities expenses as a result of a reduced number of offices. SG&A expenses were also impacted by a $0.4 million decrease due to a change in the fair value of our obligations under contingent consideration arrangements. For the three months ended July 31, 2021, we recorded a net charge of $0.4 million as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. There were no changes in the fair values of our contingent consideration obligations for the three months ended July 31, 2022, and the contingent consideration obligations were fully paid as of July 31, 2022.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. SG&A expenses increased approximately $29.6 million, or 17%, from $179.0 million in the six months ended July 31, 2021 to $208.6 million in the six months ended July 31, 2022. This increase was primarily due to $12.5 million of accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases, an increase of $11.5 million in employee compensation and related expenses compared to the prior year due to an increase in headcount and general wage inflation, a $6.3 million increase in stock-based compensation expense due to a year-over-year increase in our stock price and an increase in the number of grant participants, a $4.3 million increase in general overhead costs, a $2.7 million increase in travel and entertainment compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, a $2.5 million increase in marketing related expenses, and the recognition of a $1.8 million impairment charge recorded to adjust the carrying amount of an office building we own to its fair value less costs to sell upon classification as held for sale. These increases in SG&A expenses were partially offset by a $5.1 million decrease in facilities expenses as a result of a reduced number of offices, and a $5.0 million decrease in professional services expense primarily due to one-time nonrecurring costs incurred during the six months ended July 31, 2021 in connection with prior acquisitions and the Spin-Off. SG&A expenses were also impacted by a $0.8 million decrease due to a change in the fair value of our obligations under contingent consideration arrangements, from a net charge of $0.6 million in the six months ended July 31, 2021 to a net benefit of $0.2 million during the six months ended July 31, 2022, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2022	2021	2022 - 2021	2022	2021	2022 - 2021
Amortization of other acquired intangible assets	$6,623	$7,345	(10)%	$13,467	$14,673	(8)%

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Amortization of other acquired intangible assets decreased approximately $0.7 million, or 10%, from $7.3 million in the three months ended July 31, 2021 to $6.6 million in the three months ended July 31, 2022. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Amortization of other acquired intangible assets decreased approximately $1.2 million, or 8%, from $14.7 million in the six months ended July 31, 2021 to $13.5 million in the six months ended July 31, 2022. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2022	2021	2022 - 2021	2022	2021	2022 - 2021
Interest income	$498	$23	*	$697	$46	*
Interest expense	(1,863)	(2,199)	(15)%	(3,364)	(7,218)	(53)%
Losses on early retirements of debt	—	—	—%	—	(2,474)	(100)%
Other income (expense):
Foreign currency gains (losses), net	547	(463)	(218)%	2,260	(1,004)	*
Losses on derivatives	—	—	—%	—	(14,374)	(100)%
Fair value change of future tranche right	—	—	—%	—	15,810	(100)%
Other, net	(80)	619	(113)%	(119)	3,774	(103)%
Total other income, net	467	156	199%	2,141	4,206	(49)%
Total other expense, net	$(898)	$(2,020)	(56)%	$(526)	$(5,440)	(90)%

* Percentage is not meaningful.

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Total other expense, net, decreased by $1.1 million from $2.0 million in the three months ended July 31, 2021 to $0.9 million in the three months ended July 31, 2022.

Interest expense decreased from $2.2 million in the three months ended July 31, 2021 to $1.9 million in the three months ended July 31, 2022 due to lower interest rates as well as lower outstanding borrowings due to our 2014 Notes maturing on June 1, 2021.

We recorded $0.5 million of net foreign currency gains in the three months ended July 31, 2022 compared to $0.5 million of net foreign currency losses in the three months ended July 31, 2021. Our foreign currency gains in the current period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling and the Israeli shekel.

We recorded $0.1 million of expense within other, net in the three months ended July 31, 2022 compared to $0.6 million of income within other, net in the three months ended July 31, 2021.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Total other expense, net, decreased by $4.9 million from $5.4 million in the six months ended July 31, 2021 to $0.5 million in the six months ended July 31, 2022.

Interest expense decreased from $7.2 million in the six months ended July 31, 2021 to $3.4 million in the six months ended July 31, 2022 due to lower interest rates as well as lower outstanding borrowings due to our 2014 Notes maturing on June 1, 2021 and the partial prepayment of our Term Loan in conjunction with the issuance of the 2021 Notes during the three months ended April 30, 2021. Further discussion regarding our 2014 Notes, Term Loan, and 2021 Notes appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

During the six months ended July 31, 2021, we recorded $2.5 million of losses on early retirements of debt, $2.0 million of which was a result of repaying $309.0 million of our Term Loan. In April 2021, we also amended the 2017 Credit Agreement and refinanced our 2017 Revolving Credit Facility, which otherwise would have matured on June 29, 2022, resulting in the write off of $0.5 million of unamortized deferred debt issuance costs related to certain lenders who will no longer provide commitments under the 2021 Revolving Credit Facility. Further discussion regarding our 2017 Credit Agreement, Term Loan and 2021 Revolving Credit Facility appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $2.3 million of net foreign currency gains in the six months ended July 31, 2022 compared to $1.0 million of net foreign currency losses in the six months ended July 31, 2021. Our foreign currency gains in the current period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling, the Brazilian real, and the Israeli shekel.

During the six months ended July 31, 2021, we recorded a $14.4 million loss on our interest rate swap as a result of the partial early retirement of our Term Loan, with no comparable transaction in the current period.

We recorded a non-cash Future Tranche Right revaluation gain of $15.8 million in the six months ended July 31, 2021 related to the final mark-to-market adjustment of the Future Tranche Right (right of the Apax Investor to purchase Series B Preferred Stock at a future date), issued in connection with the closing of the Series A Preferred Stock issuance on May 7, 2020. In April 2021, upon the issuance of the Series B Preferred Stock, the Future Tranche Right liability was reclassified to Series B Preferred Stock and no further fair value changes have been recorded. Please refer to Note 9, “Convertible Preferred Stock” to our condensed consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the Future Tranche Right.

Other expense, net for the six months ended July 31, 2021 also included an unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction. There were no observable price changes in our investments in privately-held companies during the six months ended July 31, 2022.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2022	2021	2022 - 2021	2022	2021	2022 - 2021
Provision for income taxes	$2,848	$4,201	(32)%	$3,144	$4,129	(24)%

Three Months Ended July 31, 2022 compared to Three Months Ended July 31, 2021. Our effective income tax rate was 465.4% for the three months ended July 31, 2022, compared to an effective income tax rate of 44.1% for the three months ended July 31, 2021.

For the three months ended July 31, 2022, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a discrete income tax provision of $2.1 million attributable to the recording of a valuation allowance against a deferred tax asset related to an asset held for sale in a foreign jurisdiction and U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $2.8 million on pretax income of $0.6 million, which represented an effective income tax rate of 465.4%. Excluding the discrete income tax provision attributable to the foreign jurisdiction valuation allowance, the result was an income tax provision of $0.7 million on pre-tax income of $0.6 million, resulting in an effective tax rate of 124.8%.

For the three months ended July 31, 2021, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $4.2 million on pretax income of $9.5 million, which represented an effective income tax rate of 44.1%.

Six Months Ended July 31, 2022 compared to Six Months Ended July 31, 2021. Our effective income tax rate was 212.1% for the six months ended July 31, 2022, compared to an effective income tax rate of 39.2% for the six months ended July 31, 2021.

For the six months ended July 31, 2022, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to a discrete income tax provision of $2.1 million attributable to the recording of a valuation allowance against a deferred tax asset related to an asset held for sale in a foreign jurisdiction and U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $3.1 million on pretax income of $1.5 million, which represented an effective income tax rate of 212.1%. Excluding the discrete income tax provision attributable to the foreign jurisdiction valuation allowance, the result was an income tax provision of $1.0 million on pre-tax income of $1.5 million, resulting in an effective tax rate of 71.5%.

For the six months ended July 31, 2021, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of U.S. taxation of certain foreign activities and the impact of a tax rate change in a foreign jurisdiction, offset by a change in the fair value of the Future Tranche Right associated with the Preferred Stock issuance and by lower statutory rates in several foreign jurisdictions. The result was an income tax provision of $4.1 million on pretax income of $10.5 million, which represented an effective income tax rate of 39.2%.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that the Apax Investor would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A Preferred Stock with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of July 31, 2022, Apax’s ownership in us on an as-converted basis was approximately 12.7%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $57.0 million of net cash expended for business acquisitions during the year ended January 31, 2022. There were no business acquisitions during the six months ended July 31, 2022. During the six months ended July 31, 2021, we completed an acquisition of certain assets from a leader in contact center hiring automation that qualified as a business combination. This transaction was not material to our condensed consolidated financial statements. Please refer to Note 5, “Business Combinations”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations.

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

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $121.6 million and $140.2 million as of July 31, 2022 and January 31, 2022, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.3 million and $0.4 million, at July 31, 2022 and January 31, 2022, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of July 31, 2022, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2022 and January 31, 2022:

	July 31,	January 31,
(in thousands)	2022	2022
Cash and cash equivalents	$256,502	$358,805
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	23	6
Short-term investments	718	765
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$257,243	$359,576
Total debt, including current portions	$407,816	$406,954

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

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2022 and 2021:

	Six Months Ended July 31,
(in thousands)	2022	2021
Net cash provided by operating activities from continuing operations	$46,680	$26,853
Net cash (used in) provided by investing activities	(13,954)	27,390
Net cash used in financing activities	(132,437)	(421,912)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,575)	340
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	—	(12,294)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(102,286)	$(379,623)

Our financing activities used $132.4 million of net cash and our investing activities used $14.0 million of net cash during the six months ended July 31, 2022, which was partially offset by $46.7 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities from continuing operations generated $46.7 million of net cash during the six months ended July 31, 2022, compared to $26.9 million generated during the six months ended July 31, 2021. Our operating cash flow in the current period increased due to $31.3 million of lower combined interest and net income tax payments, with the higher income tax payments in the prior period being related to the Spin-Off, and a favorable impact on operating cash flow from changes in operating assets and liabilities compared to the prior period, partially offset by $8.4 million of higher operating lease payments as a result of the early termination of several leased offices.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash (Used in) Provided By Investing Activities

During the six months ended July 31, 2022, our investing activities used $14.0 million of net cash, consisting primarily of payments for property, equipment and capitalized software development costs.

During the six months ended July 31, 2021, our investing activities provided $27.4 million of net cash, consisting primarily of $45.6 million of net sales and maturities of short-term investments, partially offset by $11.3 million of payments for property, equipment and capitalized software development costs and $7.0 million of net cash utilized for a business combination.

We had no significant commitments for capital expenditures at July 31, 2022.

Net Cash Used in Financing Activities

For the six months ended July 31, 2022, our financing activities used $132.4 million of net cash, primarily due to $105.7 million of payments to repurchase common stock, $20.8 million of payments of Preferred Stock dividends, $3.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.6 million of finance lease payments, a $0.5 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees.

For the six months ended July 31, 2021, our financing activities used $421.9 million of net cash, primarily due to $386.9 million of payments to settle our 2014 Notes, $310.1 million of repayments of borrowings under our Term Loan, $114.7 million of net cash transferred to Cognyte upon the completion of the Spin-Off, $75.5 million of payments to repurchase common stock, $41.1 million of payments to purchase the capped calls in connection with the issuance of our 2021 Notes, $16.5 million paid to terminate our interest rate swap, $12.9 million of payments of Preferred Stock dividends, $10.5 million paid for debt-related issuance fees, $4.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.2 million of finance lease payments, and a $0.2 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $315.0 million of net proceeds from the issuance of our 2021 Notes, $198.7 million of net proceeds from the issuance of preferred stock, and $38.3 million of a dividend and other settlements received from Cognyte in connection with the Spin-Off during the period.

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

Our liquidity could be negatively impacted by a decrease in demand for our products and services, including the impact of changes in customer buying behavior due to circumstances over which we have no control, including, but not limited to, the effects of the COVID-19 pandemic or other macroeconomic factors. If we determine to make additional business acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of additional equity or debt securities or an increase in our borrowings under our credit facility.

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

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1,500,000 shares of common stock to offset dilution from our equity compensation program for such fiscal year. To further offset such dilution as well as other dilutive transactions, on March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. During the six months ended July 31, 2022, we acquired 2,000,000 shares of our common stock at a cost of $105.7 million under this program. Repurchases were funded with available cash in the United States and no further repurchases are expected under this program for the year ending January 31, 2023.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2022, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on July 31, 2022, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2022, no Capped Calls have been exercised.

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

The Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “Term Loan”), of which $100.0 million was outstanding at July 31, 2022 and January 31, 2022, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”), none of which was drawn as of July 31, 2022 and January 31, 2022. The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), and is subject to increase and reduction from time to time according to the terms of the Credit Agreement.

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

As of July 31, 2022, the interest rate on the Term Loan was 3.80%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the Term Loan was approximately 4.00% at July 31, 2022. As of January 31, 2022, the interest rate on the Term Loan was 2.10%.

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

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At July 31, 2022, our Leverage Ratio was approximately 1.2 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Interest Rate Swap

On April 13, 2021, we paid $16.5 million to settle our existing interest rate swap prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our condensed consolidated statement of operations for the six months ended July 31, 2021 . The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022.

Please refer to Note 13, “Derivative Financial Instruments”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the termination of our interest rate swap.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of July 31, 2022, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2022. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 17, “Leases”, in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of July 31, 2022, our total operating lease liabilities were $39.9 million, of which $11.8 million is included within accrued expenses and other current liabilities (current portions), and $28.1 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets. Beginning during the second half of the year ended January 31, 2022 and continuing into the six months ended July 31, 2022, we decided to exit certain leased offices, and we anticipate exiting or reducing additional office leases in the future as we continue to assess how and to what extent our employees will return to work in our offices.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our condensed consolidated balance sheet at July 31, 2022 included $16.5 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.7 million ) for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2022, we made $7.5 million of payments under contingent consideration arrangements. As of July 31, 2022, we currently do not expect to pay any additional consideration under contingent consideration arrangements as the performance periods associated with these arrangements expired during the year ended January 31, 2022.

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

Interest rates on loans under the Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus, in each case, a margin. The margin for the Term Loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio. On April 13, 2021, we repaid $309.0 million of our Term Loan, reducing the outstanding balance to $100.0 million as of July 31, 2022. As of July 31, 2022, the interest rate on our Term Loan borrowings was 3.80%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business to date. However, given the current macroeconomic environment, we will continue to look for ways to manage costs and mitigate any changes in our customers purchasing behavior that may occur due to significant inflationary pressure. If our costs, in particular labor, sales and marketing and hosting costs, become subject to sustained or increased inflationary pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2022 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and “Inflation Risk”, and the market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic and other macroeconomic factors, we believe that our market risk profile did not materially change during the six months ended July 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2022. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 2, 2021, we announced that our board of directors had authorized a new stock repurchase program for the fiscal year ending January 31, 2023 whereby we may repurchase up to 1,500,000 shares of common stock to offset dilution from our equity compensation program for such fiscal year. To further offset such dilution as well as other dilutive transactions, on March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. During the six months ended July 31, 2022, we repurchased 2,000,000 shares under this stock repurchase program with available cash in the United States.

From time to time, we have purchased common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of income taxes by such holders upon vesting of equity awards occurring during a Company-imposed trading blackout or lockup period.

Share repurchase activity during the three months ended July 31, 2022 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2022 — May 31, 2022	—	$—	—	$—
June 1, 2022 — June 30, 2022	264	52.46	—	—
July 1, 2022 — July 31, 2022	—	—	—	—
	264	$52.46	—	$—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2022:

Number	Description	Filed Herewith / Incorporated by Reference from
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

September 7, 2022	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)