Form 10-K
period 2023-01-31
VERINT SYSTEMS INC
filed 2023-03-29
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2022) was approximately $2,910,948,000.

There were 65,105,922 shares of the registrant’s common stock outstanding on March 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that may affect our business, results of operations, and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A. “Risk Factors”. These risks include, among others, the following:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, rising interest rates, tightening credit markets, inflation, instability in the banking sector, political unrest, armed conflicts (such as the Russian invasion of Ukraine), actual or threatened trade wars, natural disasters, or outbreaks of disease (such as the COVID-19 pandemic), as well as the resulting impact on spending by customers or partners, on our business;
•risks that our customers or partners delay, downsize, cancel, or refrain from placing orders or renewing subscriptions or contracts, or are unable to honor contractual commitments or payment obligations due to challenges or uncertainties in their budgets, liquidity, or businesses;
•risks associated with our ability to keep pace with technological advances and challenges and evolving industry standards, including achieving and maintaining the competitive differentiation of our solution platform; to adapt to changing market potential from area to area within our markets; and to successfully develop, launch, and drive demand for new, innovative, high-quality products and services that meet or exceed customer challenges and needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;
•risks due to aggressive competition in all of our markets and our ability to keep pace with competitors, some of whom may be able to grow faster than us or have greater resources than us, including in areas such as sales and marketing, branding, technological innovation and development, and recruiting and retention;

•risks associated with our ability to properly execute on our SaaS transition, including successfully transitioning customers to our cloud platform and the increased importance of subscription renewal rates, and risk of increased variability in our period-to-period results based on the mix, terms, and timing of our transactions;
•risks relating to our ability to properly identify and execute on growth or strategic initiatives, manage investments in our business and operations, and enhance our existing operations and infrastructure, including the proper prioritization and allocation of limited financial and other resources;
•risks associated with our ability to or costs to retain, recruit, and train qualified personnel and management in regions in which we operate either physically or remotely, including in new markets and growth areas we may enter, due to competition for talent, increased labor costs, applicable regulatory requirements, or otherwise;
•challenges associated with selling sophisticated solutions and cloud-based solutions, including with respect to longer sales cycles, more complex sales processes and customer approval processes, more complex contractual and information security requirements, and assisting customers in understanding and realizing the benefits of our solutions, as well as with developing, offering, implementing, and maintaining an enterprise-class, broad solution portfolio;
•risks that we may be unable to maintain, expand, and enable our relationships with partners as part of our growth strategy while avoiding excessive concentration with any one partner;
•risks associated with our reliance on third-party suppliers, partners, or original equipment manufacturers (“OEMs”) for certain services, products, or components, including companies that may compete with us or work with our competitors;
•risks associated with our significant international operations, including exposure to regions subject to political or economic instability, fluctuations in foreign exchange rates, inflation, increased financial accounting and reporting burdens and complexities, and challenges associated with a significant portion of our cash being held overseas;
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
•risks associated with complex and changing domestic and foreign regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, government contracts, anti-corruption, trade compliance, climate change or other environmental, social and governance matters, tax, and labor matters, relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers;
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
•risks associated with our reliance on third parties to provide certain cloud hosting or other cloud-based services to us or our customers, including the risk of service disruptions, data breaches, or data loss or corruption;
•risks that our solutions or services, or those of third-party suppliers, partners, or OEMs which we use in or with our offerings or otherwise rely on, including third-party hosting platforms, may contain defects, vulnerabilities, or develop operational problems;
•risk that we or our solutions may be subject to security vulnerabilities or lapses, including cyber-attacks, information technology system breaches, failures, or disruptions;
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
•risks associated with Apax Partners’ significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and
•risks associated with the February 1, 2021 spin-off of our former Cyber Intelligence Solutions business, including the possibility that the spin-off transaction does not achieve the benefits anticipated, does not qualify as a tax-free transaction, or exposes us to unexpected claims or liabilities.

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

Verint is uniquely positioned to help organizations close the Engagement Capacity Gap™ with our differentiated Verint Customer Engagement Cloud Platform. Brands today are challenged by new workforce dynamics, ever-expanding customer engagement channels and exponentially more consumer interactions – often while facing limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates a capacity gap, which is widening as the digital transformation continues. Organizations are increasingly seeking technology to close this gap with solutions that are based on artificial intelligence (“AI”) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience.

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,300 passionate employees plus a few hundred contractors around the globe exclusively focused on helping brands provide Boundless Customer Engagement.

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

Market Opportunity

The customer engagement market is increasingly embracing digital transformation across the enterprise while also transitioning to the cloud. With the shift to digital, brands are experiencing an increasing number of customer interactions as well as elevated customer expectations for faster and more consistent and contextual responses across any engagement channel. With the constraints of limited budget and resources, brands realize that hiring more workers and increasing workforce expense is not a sustainable solution. This creates an Engagement Capacity Gap, and as consumer adoption of digital accelerates, the gap is widening. Many brands are already experiencing the consequences of the widening gap and face the risk of declining brand reputation and customer attrition. The market is seeking new customer engagement technology and the opportunity is to use innovative AI, specifically designed for customer engagement automation, that can help brands close this gap.

The Opportunity: Close the Engagement Capacity Gap

Market Trends

We believe there are three market trends that are benefiting Verint today: the acceleration of digital transformation, a changing workforce, and elevated customer expectations.

•Acceleration of Digital Transformation: Digital transformation is accelerating, and it is driving significant change in customer engagement for contact centers and across the enterprise. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Many brands understand that as digital rises in importance and telephony becomes more commoditized, organizations need to change business processes and focus on application capabilities when making customer engagement technology decisions. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. We believe that the breadth of customer touchpoints across the enterprise and the rapid growth in digital interactions benefit Verint as these trends create demand for new solutions that increase automation and connect organizational silos to increase efficiency and elevate the customer experience.

•A Changing Workforce: Brands are facing unprecedented challenges when it comes to how they manage their changing workforce. Increasingly, brands are managing employees that may work from anywhere. Providing flexibility for where employees work creates challenges in managing and coaching employee teams. And because of the limited resources that are available, brands must drive greater workforce efficiency. They need to find ways to use technology like AI-powered bots to augment their workforce. Brands recognize the need to leverage data and automation to achieve greater efficiency. In addition, the importance of the employee experience continues to grow, and brands must quickly evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new solutions that can shape the future of work, with a workforce of people and bots working together, increased automation, greater employee flexibility, and a greater focus on the voice of the employees.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise, and meeting those expectations is becoming more difficult with legacy technology. The increase in the number of channels and the desire of customers to seamlessly shift between channels creates a more complex customer journey for brands to support and manage. Customers also expect that each brand will have a deep understanding of the customer’s relationship with that brand — an understanding that is unified across the enterprise regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, in the back office or in a branch. To develop that deep understanding, brands recognize the need to pull together the data that has traditionally existed in silos across the business and use that data to inform and automate the customer experience. We believe that this trend benefits Verint as it creates demand for new solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

Our Strategy

Our strategy is to help brands close the Engagement Capacity Gap with our innovative, AI-powered, platform that enables customer experience (CX) automation. Our platform helps brands create significant business value throughout the organization by introducing automation and workflows to reduce operating costs while at the same time increasing customer satisfaction and revenue opportunities.

Enterprise Data
Verint® Platform
CRM
Digital-First Engagement
Verint Da Vinci™ AI & Analytics
Engagement Data Hub
Workforce Engagement
Experience Management
Open, Multi-Cloud Architecture
CCaaS, UCaas, CPaaS

Below are the key elements of our platform, including our open approach to the ecosystem which has made us easy to work with, our market leading Verint Da Vinci™ AI and Analytics, our robust Engagement Data Hub, best-of-breed applications, and enterprise-wide capabilities:

•Open Approach to the Ecosystem: Because it is designed to be open, the Verint Platform can seamlessly fit into a brand’s enterprise ecosystem. The open and extensible architecture enables the platform to easily integrate and augment the brand’s existing systems of record such as customer relationship management (CRM). The platform is designed to manage a large volume of engagement data and seamlessly integrate with the brand’s enterprise data strategy. The platform is agnostic to communication infrastructure choices and seamlessly integrates with a brand’s existing CCaaS (contact center as-a-service), UCaaS (unified communications as-a-service), and CPaaS (communications platform as-a-service) solutions. Verint’s open cloud platform is more than the technology alone – it provides an opportunity for our customers and partners to build a community through our Verint Connect web portal. Verint Connect can be accessed directly from our cloud platform and provides the tools and resources to foster a rich partner and customer ecosystem around our applications. These tools include a marketplace where Verint and partner components are made available to accelerate time to value with downloadable extensions, and a developer portal where customers can engage directly with the Verint technical community. Our APIs are available to test, with code samples, developer sandboxes, downloadable test clients, education, and discussion forums. Verint Connect also provides access to educational courses, our support teams, a knowledgebase and a community for customers and partners to interact with each other.

•Engagement Data Hub: The Verint Platform includes an Engagement Data Hub. Interaction data captured from multiple voice, video, digital, and social communication systems, experience data captured from multiple survey systems, and enrichment data from systems of record, are unified and managed in a single data hub at the core of the platform. Engagement data in the hub is made available for Verint Da Vinci algorithms for any Verint application which requires access to it, as well as for the brand’s data lake strategy to its business intelligence tools, and to its partners who need data to develop their own applications. Verint applications use the engagement data in the hub to address several areas including contact center analytics, enterprise analytics, customer journey analytics, workforce compliance with policies and regulations, and fraud mitigation.

•Verint Da Vinci™ AI and Analytics: We believe Verint is a market leader in AI solutions specifically designed for customer engagement. Verint’s AI capabilities, named Verint Da Vinci™ AI and Analytics, are embedded natively in the core of the Verint Platform. Verint Da Vinci is used by the business applications running in the platform to infuse AI across the platform. Verint Da Vinci capabilities are the result of over two decades of research into optimizing customer engagement and use state-of-the-art machine learning, natural language processing, and deep learning algorithms. Honed on our unique data set, Verint Da Vinci is supported by a large and growing team of data and AI scientists, working on pure and applied research to advance Verint Da Vinci and solve global customer engagement challenges.

•Best-of-Breed Business Applications: The breadth of the Verint Platform includes applications that are rich in capability and enable a brand to apply best-of-breed processes to close the engagement capacity gap. For a contact center, that includes capabilities for forecasting, quality, knowledge, analytics, channel automation, and more. For other areas of the organization with customer touchpoints, the Verint Platform also includes deep capabilities such as web self-service, enterprise experience management and branch location workforce management.

•Enterprise-wide Capabilities: The Verint Platform enables customer engagement initiatives across all areas of a business – from the contact center and back office to retail locations as well as through their websites and mobile applications. The engagement data hub at the core of the platform manages data captured across the enterprise and Verint DaVinci AI and Analytics powers the platform applications with enterprise-wide CX automation.

Our Customer Engagement Solutions

The Verint Platform offers a broad set of solutions to help brands close the Engagement Capacity Gap. The platform is open and modular to offer maximum flexibility. Brands can choose to deploy solutions by starting anywhere based on their business priorities, and then expand with other solutions over time to maximize their return on investment.

In addition to the platform’s core components described above, brands can deploy a variety of best-of-breed business applications across three solution areas: Digital-First Engagement, Workforce Engagement, and Experience Management.

Digital-First Engagement

Our Digital-First Engagement applications help brands accelerate their digital strategy, including through:

•Channel Automation: Enable conversational automation over digital channels, as well as workforce orchestration across all channels, to help businesses scale customer engagement, reduce cost-per-contact, and power seamless self-service.

•Engagement Channels: Brands can digitally transform the customer experience across a wide number of channels, including messaging, social, chat, email, interactive voice response (IVR), and communities.

•Conversational AI: With our intelligent virtual assistant (IVA), enable human-like conversations across every channel delivering productive and personalized experiences.

•Knowledge Management: Enable humans and bots with knowledge to deliver outstanding service with tools for accessing content across the organization, delivering consistent and compliant answers, and achieving compliance with regulations and processes.

Workforce Engagement

Our Workforce Engagement applications help brands manage their customer engagement work and their workforce across the enterprise. From the contact center to the back office and branch, these applications enable brands to empower a workforce of humans and bots, enable connected work across all silos, and drive real-time work actions. We offer applications for the following:

•Forecasting & Scheduling: Enable brands to understand the work needed to meet and exceed customer expectations, determine the optimal resourcing strategy to address customer expectations with a combination of employee input and automation, and provide staff across all customer touchpoints and across the enterprise with flexible scheduling options for balancing work and personal needs.

•Quality & Compliance: Enable the use of automation and workflows to make customer interactions across both attended and self-service voice and digital channels more pleasant, productive, and secure, while empowering employees with the skills they need to deliver outstanding performance.

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

Experience Management

Our Experience Management applications help brands collect and analyze customer experience data across all customer journeys - including direct, indirect, and inferred experiences - across digital, contact center, and location touchpoints. With a complete and unified view of the customer experience, brands are empowered with insights and actions to improve engagement from every level of the organization. Within this solution area, we offer applications for the following:

•Enterprise-wide: Enable brands to understand CX metrics across their organization so that they can identify and prioritize CX initiatives.

•Web and Mobile: Help brands to understand voice of the customer data across web, mobile, social, and survey feedback.

•Location: Help brands to understand complex customer journeys at store or retail banking locations by measuring multiple touchpoints, and driving improvements in real-time.

Our Experience Management applications can be combined to provide solutions that solve experience management challenges throughout the enterprise, in the contact center, for digital teams, retail locations, marketing organizations and employee experience for human resources departments.

In addition to the Verint Platform, Verint continues to develop and enhance its Workforce Engagement (WFE) On-Premises Platform. Customers running the On-Premises Platform may also choose to keep their applications on-premises, while adding applications from the Verint Platform. They can also choose to convert to the Verint Platform when they are ready to move their applications to the cloud. We are committed to providing our customers with choice and flexibility when it comes to deploying solutions on-premises or in the cloud. We can help our customers evolve customer engagement at their own pace, while protecting their existing investments with minimal disruption to their operations.

Our Customers

Our customer engagement solutions are used by approximately 10,000 organizations in over 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as SMB organizations. In the year ended January 31, 2023, we derived approximately 70%, 20%, and 10% of our revenue from sales to customers in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. In the year ended January 31, 2023, no customer or partner represented more than 10% of our total revenue.

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

Customer Success

We offer a range of services to help our customers achieve their business objectives and maximize their return on investment. Additionally, we provide our customers and partners with metrics to measure our solutions’ adoption, performance, and effectiveness to deliver the desired business outcomes. The services we provide include the following:

Cloud Operations. We deploy our cloud applications in multiple cloud environments, including the leading cloud infrastructure environments. We provide our customers with service-level commitments with respect to uptime and support.

Managed Services. We offer a range of managed services that are recurring in nature and can be delivered in conjunction with our technology or on a standalone basis, which help build strong relationships with our customers.

Implementation. Configurations, commissioning, integrations, and other implementation work can be performed by us, our authorized partners, or by end customers themselves.

Education and Training. Education and training programs are designed for customers and to certify our partners. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely through Verint Academy, our learning management system.

Consulting and Value Services. We and our partners offer customers help in maximizing the value of our solutions, including consulting on business strategy, process excellence, performance management, and project and program management.

Support. We offer a range of support plans to our customers and partners, designed to help ensure long-term successful use of our solutions.

Research and Development

We continue to enhance the features and performance of our existing solutions and introduce new solutions through extensive research and development (“R&D”) activities. Our R&D team, which is comprised of engineers, data scientists, PhDs and other technical experts, have deep software expertise, particularly in the areas of artificial intelligence, data aggregation and curation, machine learning, specialized language and vocabulary processing, and other key areas that support our strategic initiatives. In addition to the development of new solutions and the addition of capabilities to existing solutions, our R&D activities include cloud platform and shared service investment, quality assurance, and advanced technical support for our customer services organization. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, Hungary, India, and Indonesia.

To support our research and development efforts, we make significant investments in R&D every year. We have a well-defined roadmap to introduce new features and functionality that we believe will further enhance the value of our solutions to our customers. We allocate our R&D resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and cloud services and adding features over time. We consider feedback received from our customers as part of our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us” in Item 1A of this report.

Third-Party Suppliers

For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers, which may create significant exposure for us. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us” and “Risk Factors—Risks Related to Our Business—Regulatory Matters, Data Privacy, Information Security, and Product Functionality—We rely on third parties for our cloud hosting operations, which could expose us to liability and harm our business and reputation” in Item 1A of this report for a discussion of risks associated with our suppliers and our cloud partners.

Human Capital

We are committed to conducting business in an ethical manner and to working towards a sustainable future. We believe that doing so contributes to our objectives of creating value for our stakeholders, including customers and partners, employees and stockholders, the communities in which we work and the global community at large, and helping make the world a better place.

As of January 31, 2023, we employed approximately 4,300 employees plus a few hundred contractors, with approximately 43%, 34%, and 23% of our employees and contractors located in the Americas, EMEA (including Israel), and APAC, respectively. We consider our relationship with our employees to be good and a critical factor in our success. The market for talent in our industry is highly competitive. See Item 1A of this report for a more detailed discussion of the human capital risks we face.

Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or trade unions, or are automatically entitled to severance or other benefits mandated under local laws.

We maintain policies and procedures to comply with the UK Modern Slavery Act, in an effort to ensure that our practices are in line with relevant human rights and labor standards. We are committed to ensuring that neither our own business practices nor those of our suppliers involve any form of slavery, forced labor, or human trafficking, or child labor.

Culture and Values

We have five core values that inform how we operate and the way we conduct our business:

•The integrity to do what’s right
•The innovation to create leading solutions for real-world challenges
•The transparency that fuels mutual trust and productive, collaborative working relationships

•The humility to view our successes as milestones in our journey, and our mistakes as opportunities for improvement
•A passion for making our customers and partners successful

These values are at the heart of our business activities, engagements, and relationships with stakeholders.

Diversity, Equity, and Inclusion

Our mission is to have our company reflect the global communities in which we work and the customers we serve. We are dedicated to fostering an inclusive and diverse global workforce and believe that our business is further strengthened by that diversity.

For the year ended January 31, 2023, on a global basis, women represented 33% of our employees and 29% of our leadership roles.

For the year ended January 31, 2023, approximately 35% of our U.S. workforce was comprised of minorities.

Our efforts to recruit, develop, and retain a more diverse workforce continues to be a priority, with a focus both on gender and on those groups historically underrepresented in the technology field.

•We are currently building relationships in the U.S. with historically black and women colleges, including establishing connections with career centers, attending career fairs they organize, and establishing recruiting programs for interns and new graduates from such schools.

•Our U.S. talent recruitment efforts focus on strategic outreach to build diverse pools of qualified candidates that include posting open jobs with over 70+ minority-based organizations and job alliances, including those focused on opportunities for veterans, disabled persons, and promoting ethnic and gender diversity.

Our Diversity & Inclusion Council focuses on promoting an environment that attracts and retains the best talent, values diversity, educates our employees, and encourages innovation. The council has two main objectives:

1.Continue to increase diversity across the organization when recruiting new talent; and

2.Increase cultural and diversity awareness within the organization through training, education, community partnership, and employee events.

The council currently has several initiatives underway and is actively promoting gender inclusion, through our “Women In Tech” employee resource group.

Our board of directors is currently comprised of 10 directors, 2 of whom are female, and we are continuing our efforts to enhance the diversity of our board.

The board has adopted a policy (reflected in the Corporate Governance Guidelines contained in the charter of the Corporate Governance & Nominating Committee) that the initial list of candidates from which new director nominees are selected as part of any independent search process initiated by the board include candidates with a diversity of gender, race, or ethnicity. The composition of the current board reflects diversity in business and professional experience, skills, gender, and age among our directors.

Employee Wellness, Development & Engagement

We have adopted a hybrid work model, offering our employees flexibility on where they work. We provide each employee with a full technology stack comprised of a laptop, monitors, and other accessories to support a remote work setup.

Our company-paid or subsidized benefits, competitive paid time off programs, flexible work schedules, and family-friendly environment are key in recruiting and retaining high-caliber talent globally.

We are focused on employee wellness, including by providing programs that focus on mental health, financial and physical wellness, and advice to improve work life balance. We also provide a company-paid employee assistance program that provides for over 200 learning opportunities for our employees’ personal and professional growth and other initiatives focused on providing employees with a toolkit of professional development options.

We recognize differences in family composition and our U.S. benefit plans provide options for employees in diverse family circumstances, including domestic partner benefits, adoption assistance, and fertility assistance.

Our fast-paced, challenging, and collaborative work environment nurtures professional growth and offers a wide array of career advancement opportunities. Our workforce planning tools provide managers with a framework for thinking strategically about the talent needed to achieve our business goals. Continuous learning and the professional development of our employees are key factors in our success. All our employees are afforded the opportunity to take part in our training programs, with the ability to focus their learning on the skills and knowledge that are most relevant for their professional development. We offer thousands of training courses in our online Learning Center in addition to classroom training. We conduct annual performance reviews for all of our employees, which include an opportunity for employees to discuss career development with their managers.

Community Involvement and Giving

We are committed to giving back to the communities in which we live and work. In 2005, we launched the Verint Next-Generation Program, which engages our employees around the globe in projects that benefit children in need.

As part of the program, our employees have engaged in various community activities, including supplying food pantries, participating in blood drives, collecting clothing and school supplies, building playgrounds, cleaning parks and planting gardens. We are also proud to support our employees’ community service activities with programs for donating employee time to qualified children’s organizations and matching grants. For the year ended January 31, 2023, Verint and our employees donated over $450,000 to children’s charities through the program, with nearly 500 of our employees supporting approximately 40 local non-profit organizations in our local communities. For the year ended January 31, 2023, we also focused on supporting vulnerable children in Ukraine given the essential humanitarian aid required for children and their families.

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

Competition

We face strong competition from many vendors, some of whom focus on customer engagement and some of whom offer customer engagement-related capabilities. Key competitors include Alvaria, Inc., Calabrio, Inc., Genesys, Medallia, NICE Ltd., Pegasystems Inc., Qualtrics International Inc., divisions of larger companies, including Microsoft Corporation, Oracle Corporation, and Salesforce, Inc., as well as many smaller companies, which vary from region to region globally.

We believe that we compete principally on the basis of:

•Product performance and functionality;
•Product quality and reliability;
•Breadth of product portfolio, ease of infrastructure integration, and pre-defined application integrations;
•Global presence, reputation, and high-quality customer service and support;
•Specific domain expertise, industry knowledge, vision, and experience; and
•Price.

We believe that our competitive success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services, including achieving and maintaining the competitive differentiation of our solution platform. Some of our competitors have, among other things, superior brand recognition and significantly greater financial or other resources than we do. We expect that competition will increase as other established and emerging companies enter our markets or we enter theirs, and as new products, services, and technologies are introduced. In addition, consolidation is common in our markets and has in the past and may in the future improve the position of our competitors. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—Intense competition in our markets and competitors with greater resources or the ability to move faster than us may limit our market share, profitability, and growth” in Item 1A of this report for a more detailed discussion of the competitive risks we face.

Intellectual Property Rights

General

Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of patent, trade secret, copyright, and trademark laws, and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents

As of January 31, 2023, we had more than 700 patents and patent applications worldwide across areas including data capture, artificial intelligence, machine learning, analytics, and automation. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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

While we employ many of our innovations exclusively in our own products and services, we also engage in outbound and inbound licensing of specific patented technologies. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us” in Item 1A of this report.

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business.

See “Risk Factors—Risks Related to Our Business—Intellectual Property—Our intellectual property may not be adequately protected” and “Risk Factors—Risks Related to Our Business—Intellectual Property—Our products or other IP may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer” in Item 1A of this report for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Regulatory Matters

Our business and operations are subject to a variety of evolving regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, artificial intelligence, information security, government contracts, anti-corruption, trade compliance, tax, and labor matters. See “Risk Factors—Risks Related to Our Business—Regulatory Matters, Data Privacy, Information Security, and Product Functionality—We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact us or our business”, and “—Increasing regulatory focus on data privacy issues and expanding laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability” in Item 1A of this report for a more detailed discussion of the regulatory risks we face.

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

Risks Related to Our Business

Markets, Competition, and Operations

Our business is impacted by changes in macroeconomic and/or global conditions as well as the resulting impact on spending by customers or partners.

Our business is subject to risks arising from adverse changes in domestic and global macroeconomic and other conditions. Slowdowns, recessions, economic instability, rising interest rates, tightening credit markets, inflation, instability in the banking sector, political unrest, armed conflicts (such as the Russian invasion of Ukraine), actual or threatened trade wars, or natural disasters, around the world may cause companies and governments to delay, reduce, or cancel planned spending with us, may increase our costs, or may otherwise disrupt or negatively impact our business or operations. Declines in information technology spending by enterprise or government customers or partners have affected the markets for our solutions in the past and may affect them again based on current and future macroeconomic and/or global conditions.

In addition, a pandemic, epidemic, or outbreak of an infectious disease, either in the United States or worldwide, such as the COVID-19 pandemic, may disrupt our business and adversely affect our results of operations and financial condition. For example, the COVID-19 pandemic resulted in significant impacts to businesses and supply chains globally. The initial outbreak of COVID-19 and the resulting imposition of work, social and travel restrictions, as well as other actions by governmental authorities to contain the outbreak, led to a significant decrease in global economic activity and global trade. While COVID-19 restrictions have since eased globally, a resurgence of the COVID-19 pandemic or a future pandemic, depending on its duration and severity, could materially adversely impact the global economy and our industry, operations and financial condition and performance.

Customers or partners who are facing business challenges, reduced budgets, higher costs, liquidity issues, or other impacts from such macroeconomic or other global changes are also more likely to defer purchase decisions, reduce the size or duration of or cancel orders or subscriptions, or delay or default on payments. We believe that current macroeconomic factors are impacting customer and partner spending decisions. If customers or partners significantly defer, reduce, or cancel their spending with us, or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges. The introduction of products embodying new technology, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing challenges and needs of our customers. Our success is largely dependent on our ability to achieve and maintain the competitive differentiation of our solution platform, including through emerging technologies such as artificial intelligence. Any failure to develop high-quality solutions and to provide high-quality services and support could adversely affect our reputation, our ability to sell our services offerings to existing and prospective customers, and our operating results. We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization. We must also develop and maintain the expertise of our employees as the needs of the market and our solutions evolve. If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources or the ability to move faster than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow. We are also encountering new competitors as we expand into new markets or as new competitors expand into ours. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, superior brand recognition with customers, partners, employees, or investors, higher growth rates, superior margins, longer operating histories, larger customer bases, longer standing relationships with customers, and significantly greater financial or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position, including by combining software applications and technology infrastructure. To the extent that we cannot compete effectively, our market share and results of operations, would be materially adversely affected.

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

Our future success and financial results depend on our ability to properly execute on our SaaS transition and manage our sales mix.

Our revenue and profitability objectives are highly dependent on our ability to continue to expand our cloud business and cloud operations, including keeping pace with the market transition to cloud-based software. We must drive new cloud sales as well as the conversion of our maintenance customer base to SaaS and our term license base to bundled SaaS, including by enhancing our cloud sales processes and execution and our cloud conversion tools to make it easier for customers to transition to our cloud. As the software market moves more and more to the cloud, existing customers who remain with our legacy on-premises solutions may be at greater risk of attrition. The expansion of our cloud business and operations increases our reliance on our cloud-hosting partners and increases the amount of customer data for which we are responsible.

Our SaaS transition and the mix, terms, and timing of transactions in a given period can have a significant impact on our financial results in that period (and our attendant ability to make budgeting and guidance decisions). We recognize cloud revenue over the term of the subscription, so as our cloud revenue continues to grow, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses. This change in the pattern of recognition also means that increases or decreases in cloud subscription activity impact the amount of revenue recognized in both current and future periods. As our SaaS transition continues and accelerates, our subscription renewal rates have become more important to our financial results, and if customers choose not to renew, or to reduce, their subscriptions, our business and financial results will suffer. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, with the transition to an annual billings model, we have seen the timing of our cash collections extend over a longer period of time than it has historically.

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

If we are unable to properly manage our SaaS transition, or if it does not progress as expected, our financial results and our stock price may suffer.

Our future success depends on our ability to identify and execute on growth or strategic initiatives, properly manage investments in our business and operations, and enhance our existing operations and infrastructure.

Our success also depends on our ability to properly identify and execute on growth or strategic initiatives we are pursuing. A key element of our long-term strategy is to continue to invest in and grow our business and operations, both organically and through acquisitions.

Investments in, among other things, new markets, new products, solutions and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. In particular, we believe that we must continue to dedicate a significant amount of resources to our R&D efforts to maintain and improve our competitive position and the competitive differentiation of our solution platform. Our investments in R&D or acquired technologies may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all. For example, we believe that customer adoption of our cloud platform is a key element of our future success and we have made significant investments to enhance and expand the platform in recent periods, however, we cannot assure you that we will achieve the expected benefits of these investments or that the market will adopt our cloud platform.

Such investments present challenges and risks and may not be successful (financially or otherwise), especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our profitability in the short-term. To be successful in such efforts, we must be able to properly allocate limited investment funds and other resources to the right opportunities and priorities, balance the extent and timing of investments with the associated impact on profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets, or with the new solutions, in which we have invested.

Our success also depends on our ability to effectively and efficiently enhance our existing operations. Our existing key business applications, IT infrastructure, information and communications systems, security, processes, and personnel may not be adequate for our current or future needs. System upgrades or new implementations can be complex, time-consuming, and expensive and we cannot assure you that we will not experience problems during or following such implementations, including among others, potential disruptions in our operations or financial reporting.

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
We depend on the continued services of our senior management and highly-skilled employees across all levels of our organization to run and grow our business. Our senior management has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, particularly if we are not successful in developing or implementing adequate succession plans. To remain successful and to grow, we need to retain existing employees and attract new qualified employees, including in new markets and growth areas we may enter. Retention is an industry issue given the competitive technology labor market, especially with the remote work options brought on by the COVID-19 pandemic, and as the millennial workforce continues to value multiple company experience over long tenure. As we grow, we must also enhance and expand our management team to execute on new and larger agendas and challenges and we must successfully identify and season successor management.

The market for qualified personnel is competitive in the geographies in which we operate, as well as for qualified remote workers and may be limited especially in areas of emerging technology. We may be at a disadvantage to larger companies with greater brand recognition or financial resources, to competitors with faster growth rates or higher valuations, or to start-ups or other emerging companies in trending market sectors. Work visa restrictions, especially in the United States, have also become significantly tighter in recent years, making it difficult or impossible to source qualified personnel from other countries or even to hire those already in the United States on current visas. Regulatory requirements may also create risks in our ability to recruit and retain employees. Efforts we engage in to establish operations in new geographies where additional talent may be available, potentially at a lower cost, may be unsuccessful or fail to result in the desired cost savings. Remote employment arrangements also come with challenges, including with respect to collaboration, training, and corporate culture, especially at a significant scale. If we are unable to attract and retain qualified management and personnel when and where they are needed or to develop our remote workforce, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with sales, our profitability may be adversely affected.

The market for talent in our industry has been competitive for many years, however, in recent periods, the labor market further tightened increasing the difficulty and lead time in filling open positions with qualified candidates. As a result, labor costs increased more significantly than in prior periods. While we saw some moderation in these trends starting in the second half of the year ended January 31, 2023, labor shortages or increased labor costs could negatively affect our financial condition, results of operations, or cash flows, especially if rising costs outpace our revenue growth.

The broad and sophisticated solution portfolio that we offer requires strong execution in our sales processes and other areas.
We offer our customers a broad solution portfolio with the flexibility to start anywhere and adopt additional applications over time, up to and including our full solution platform. Regardless of the size of a customer’s purchase, many of our solutions are sophisticated and may represent a significant investment for our customers.

Our sales cycles can range in duration from as little as a few weeks to more than a year. Our larger sales typically require a minimum of a few months to consummate. As the length or complexity of a sales process increases, so does the risk of successfully closing the sale. There is greater risk of customers deferring, scaling back, or canceling sales as a result of, among other things, their receipt of a competitive proposal, changes in budgets and purchasing priorities, extensive internal approval processes, macroeconomic factors, or the introduction or anticipated introduction of new or enhanced products by us or our competitors during the process. Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities. Customers may also require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including establishing and maintaining the appropriate level of contacts and relationships within customer and partner organizations, understanding customer purchasing processes, requirements, and approvals, and with respect to integration, services, and support. Our ability to develop, sell, implement, and support enterprise-class solutions and a broad solution portfolio is a competitive differentiator for us, which provides for solution diversification and more opportunities for growth, but also requires greater investment for us and demands stronger execution in many areas, including among others, sales, product development, and cloud operations.

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

To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with partners, resellers, and systems integrators and avoid excessive concentration with any one or a small group of such parties. Our growth strategy depends in part on expanding our sales through partners. We must often compete with other suppliers for these relationships and for the attention of these partner organizations, especially their salesforces. Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, ease of implementation/installation, support, and price. Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. We cannot be certain that our partners will continue to market or sell our products and services effectively. If our partner and other distribution channels are not successful, we may lose sales opportunities, customers, and revenue. In addition, we may need to provide significant enablement to these partners to improve their ability and willingness to favorably position and sell our solutions, including collaborating on larger or more sophisticated sales. Some of our partners may also compete with us or have affiliates that compete with us, or may also partner with our competitors or offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, expanding, and enabling these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us.

We purchase technology, outsource aspects of our operations, license intellectual property rights, and oversee third-party manufacturing of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established providers wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of new or unique technologies that we have not developed internally, or in an effort to benefit our margins.

If any of these providers experience financial, operational, manufacturing, or quality assurance difficulties, cease production or sale, or there is any other disruption in our supply, including as a result of the acquisition of a provider by a competitor, macroeconomic issues like those described above , or otherwise, we will be required to locate and migrate to alternative sources of supply or alternative providers, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delays, and negatively impact our sales. Although we endeavor to establish contractual protections with key providers, such as source code escrows, warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

Because we have significant operations and business around the world, we are subject to geopolitical and other risks that could materially adversely affect our results.

We have significant operations and business around the world, including sales, R&D, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include the United Kingdom, India, Israel, Indonesia and Australia. We also generate significant revenue and cash collections from outside the United States, including from countries in emerging markets, and we intend to continue to grow our business internationally. In 2023, approximately 37% of our revenue was generated from sales to customers outside the U.S.

Our global operations are, and any future foreign growth will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•foreign currency fluctuations;

•inflation and actions taken by central banks to counter inflation;

•political, security, and economic instability or corruption;

•geopolitical risks from war, terrorism, natural disasters, pandemics or other events;

•changes in and compliance with both international and local laws and regulations, including those related to data privacy and protection, artificial intelligence, trade compliance, anti-corruption, tax, labor, currency restrictions, and other requirements;

•differences in tax regimes and potentially adverse tax consequences of operating in foreign countries or costs of repatriating cash, if needed;

•increased financial accounting and reporting burdens and complexities;

•product localization issues;

•inadequate local infrastructure and difficulties in managing and staffing international operations;

•legal uncertainties regarding intellectual property rights or rights and obligations generally; and

•challenges or delays in collection of accounts receivable.

Any or all of these factors could materially adversely affect our business or results of operations. For example, we continue to monitor the situation in Russia and Ukraine relative to applicable regulatory restrictions and the potential for the impact of the war to expand beyond the region.

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

We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. For the year ended January 31, 2023, approximately 10% of our business was generated from contracts with various governments around the world. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future.

Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes, adherence to complex procurement regulations, and other government-specific contractual requirements, including possible renegotiation or termination at the election of the government customer, including due to geopolitical events and macroeconomic conditions that are beyond our control. We may also be subject to audits, investigations, or other proceedings relating to our government contracts, including under statutes such as the False Claims Act, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.

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

As part of our long-term growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future. In many areas, we have seen the market for acquisitions become more competitive and valuations increase. Our competitors also continue to make acquisitions in or adjacent to our markets and may have greater resources or valuations than we do, enabling them to pay higher prices, particularly for the most attractive assets. As a result, it may be more difficult for us to identify suitable acquisition or investment targets that can facilitate our growth strategy or to consummate acquisitions or investments once identified on acceptable terms or at all. If we are not able to execute our acquisition strategy, we may not be able to achieve our long-term growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
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

•risk of unforeseen or underestimated challenges or liabilities associated with an acquired company’s business or operations, including security vulnerabilities in acquired products that expose us to additional security risks or delays our ability to integrate these products into our offerings or litigation or regulatory matters (such as the Unfair Competition Litigation and Related Investigation matters related to our December 2018 acquisition of ForeSee, which are discussed in greater detail in Item 3 below);

•management distraction from our existing operations and priorities;

•risk that the market does not accept the integrated product portfolio;

•challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems and processes;

•retention risk with respect to key customers, distributors, other business partners, suppliers, and employees of the acquired business and challenges in integrating and training new employees;

•inability to take advantage of anticipated tax benefits;

•challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses, and permits; and

•potential impact on our systems, processes, policies, and internal controls over financial reporting.

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, goodwill impairments, and amortization expenses or write-downs related to intangible assets, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities. Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the revolving credit facility under our senior credit agreement (the “Credit Agreement”). Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

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

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, information security, government contracts, anti-corruption, trade compliance, tax, and labor matters.

In addition, as we are increasingly building new and evolving technologies, such as artificial intelligence, machine learning, analytics, and biometrics, into many of our offerings, our business and operations may become subject to additional complex and evolving regulatory requirements pertaining to the sale or use of these technologies. The sale of these technologies, or their use by us or by our customers or partners, may also subject us to additional risks, including reputational harm, competitive harm or legal liabilities, due to their perceived or actual impact on human rights, privacy, employment, or in other social or discriminatory contexts. Third-parties may criticize us or seek to hold us responsible not only for our own activities in this regard but also for the activities of our customers or partners.

We anticipate that we will become subject to an increasing amount of regulation and disclosure requirements related to environmental, social and governance (“ESG”) matters, including on topics such as diversity and sustainability. We have also seen increased scrutiny on these matters from a variety of stakeholders, including investors, proxy advisors, rating agencies, customers, partners, and employees, and we cannot assure you that such stakeholders will be satisfied with our efforts or progress. Stakeholders may pressure us to publicly establish goals or even make commitments on these matters which may be difficult to manage or achieve, or may criticize us if we do not. If we fail to meet any public goals or commitments we make, we may be subject to reputational harm or legal liability.

The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with applicable regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in or comply with the rules of another jurisdiction.

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

Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), to share information internally, and to implement our business models effectively. These new laws may also impact our products and services as well as our innovation in new and emerging technologies. These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts or otherwise increase our exposure to customers, regulators, or other third parties.

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

We rely on third parties for our cloud hosting operations, which could expose us to liability and harm our business and reputation.

We rely on third parties to provide certain cloud hosting or other cloud-based services to us or to our customers. We make contractual commitments to customers on the basis of these relationships and, in some cases, also entrust these providers with both our own sensitive data as well as the sensitive data of our customers (which may include sensitive end user data). Any disruptions or damage to, or failure of our systems generally, including the systems of our third-party cloud hosting partners, could result in interruptions in our services. Similarly, any security incident impacting data centers controlled by our third-party cloud service providers may compromise the confidentiality, integrity, or availability of this data. We do not control the operations of our third-party cloud hosting partners, and their hosting platforms may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, breaches of networks by an unauthorized party, software vulnerabilities or coding errors, employee mistakes, theft or misuse, sabotage, intentional acts of vandalism, or other misconduct. As we increase our reliance on these third-party systems, particularly as we continue to expand our cloud business, our exposure to damage from service interruptions may increase. If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, end users, or other third parties, regulatory issues, and reputational harm.

Any migration of these services to other providers as a result of poor performance, security issues or considerations, or other financial or operational factors could result in service disruptions to our customers and significant time, expense, or exposure to us, any of which could materially adversely affect our business.

Our solutions may contain defects, vulnerabilities, or experience disruptions, which could expose us to both financial and non-financial damages.

Our solutions may contain defects or may develop operational problems. New products and new product versions, provision of hosting platforms and managed services, and the incorporation of third-party products or services into our solutions, also give rise to the risk of defects, errors, or vulnerabilities. These defects, errors, or vulnerabilities may relate to the quality, reliability, operation, or security of our products or services, including hosting platforms or third-party components. If we do not discover and remedy such defects, errors, vulnerabilities, or other operational or security problems in advance, our customers and partners may experience data losses or unplanned downtimes and we may incur significant costs to correct such problems, become liable for substantial damages for product liability claims or other liabilities, or experience adverse publicity and reputational harm.

We or our solutions may be subject to information technology system attacks, breaches, failures, or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information related to our customers, partners, and personnel. This information may be processed and maintained on our internal information technology systems or on systems hosted by third-party service providers. These systems, whether internal or external, may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, physical security breaches, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, or acts of terrorism or war. Customers are increasingly focused on the security of our products and services, especially our cloud-based solutions, and our solutions may be vulnerable to cyber-attacks even if they do not contain defects. As we increase our reliance on third-party service providers, particularly with respect to third-party cloud hosting, our exposure to damage from service interruptions may increase.

We regularly monitor global and geopolitical events, some of which have in the past and may in the future increase cyber-attacks on us and our offerings, thereby increasing the risk of breaches. We have experienced cyber-attacks in the past and expect to continue to experience them in the future, potentially with greater frequency.

While we are continually working to maintain secure and reliable systems and platforms, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security systems, controls, and other procedures that we follow or those employed by our third-party service providers, may not prevent breaches, failures, or disruptions. Such breaches, failures, or disruptions have in the past and could in the future subject us to the loss, compromise, destruction, or disclosure of sensitive or confidential information, including personally identifiable information, or intellectual property, either of our own information or IP or that of our customers (including end customers) or other third parties that may have been in our custody or in the custody of our third-party service providers, financial costs or losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including cloud or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting. Information system breaches or failures at one of our partners, including cloud hosting providers or those who support our cloud-based offerings, may also result in similar adverse consequences.

Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially adversely affect our results of operations or financial condition.

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

The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products or other IP have infringed on their intellectual property rights and similar claims may be made in the future. For example, we are currently subject to a litigation regarding trademark use and associated competition matters derivative of our December 2018 acquisition of ForeSee, which is discussed in greater detail in Item 3 below. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, either with respect to our own intellectual property or intellectual property we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Competitors and other companies could adopt trademarks that are similar to ours or try to prevent us from using our trademarks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. Third parties may also assert infringement claims against our customers or partners. Subject to certain limitations, we generally indemnify our customers and partners with respect to infringement by our products on the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have sufficient insurance coverage or adequate indemnification in the case of intellectual property licensed from a third party. If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use or sell or incur significant expenses in developing non-infringing alternatives. If we cannot obtain necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

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

As of March 15, 2023, we had total outstanding indebtedness of approximately $415.0 million under our 0.25% convertible senior notes due 2026 (the “2021 Notes”) and our Credit Agreement. In addition, we have the ability to borrow additional amounts under our Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

In addition, because our indebtedness under our Credit Agreement, which is comprised of a term loan maturing on June 29, 2024 and a revolving credit facility maturing on April 9, 2026, bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. Interest rates on the term loan are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin. Borrowings under our revolving credit facility also bear interest at either a Eurodollar Rate or an ABR Rate, plus in each case a margin. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On March 5, 2021, the Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. Our Credit Agreement incorporates fallback language mechanisms to accommodate the eventual establishment of an alternate rate of interest, including alternative benchmark rates such as SOFR, upon the occurrence of certain events related to the phase-out of any applicable interest rate. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

The revolving credit facility under our Credit Agreement contains a financial covenant that requires us to satisfy a leverage ratio test. Our ability to comply with the leverage ratio covenant is dependent upon our ability to continue to generate sufficient earnings each quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt, and we cannot assure that we will be successful in any or all of these regards.

Our Credit Agreement also includes several restrictive covenants which limit our ability to, among other things:

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

We are entitled to certain indemnification rights from the successor to CTI’s business operations (Mavenir Inc.) under the agreements entered into in connection with the distribution by CTI to its shareholders of substantially all of its assets other than its interest in us (the “Comverse Share Distribution”) prior to the CTI Merger. However, there is no assurance that Mavenir will be willing and able to provide such indemnification if needed. If we become responsible for liabilities not covered by indemnification or substantially in excess of amounts covered by indemnification, or if Mavenir becomes unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially adversely affected. As discussed in greater detail in Item 3 below, in July 2022, CTI and other parties entered into an agreement to settle a long-standing dispute pending in Israel regarding CTI’s historical stock options, which agreement was approved by the Israeli court in February 2023. Under the terms of the settlement agreement, Mavenir or one of its affiliates agreed to pay a total of $16.0 million as compensation to the plaintiffs and members of the class. As of the date of this report, the first installment of the compensation amount had been paid by Mavenir, leaving two installments of approximately $4.7 million each to be paid between September 2023 and April 2024. Under the terms of an associated guaranty agreement, we (as successor to CTI) have guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors.

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and disclose any changes and material weaknesses in those internal controls. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2023, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.4 billion, or approximately 62% of our total assets, as of January 31, 2023. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

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

The prices of our common stock and the 2021 Notes have been, and may continue to be, volatile. Those prices could be affected by any of the risk factors discussed in this Item. In addition, other factors that could impact the prices of our common stock and/or the 2021 Notes include:

•announcements by us or our competitors regarding, among other things, strategic changes, expectations regarding our SaaS transition, new products, product enhancements or technological advances, acquisitions, major transactions, significant litigation or regulatory matters, stock repurchases, or management changes;

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

•hedging or arbitrage trading activity by third parties or actions of activists; and

•dilution that may occur upon any conversion of the 2021 Notes or other convertible instruments.

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

On December 4, 2019, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate (the “Apax Investor”) of Apax Partners (“Apax”). Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). As of January 31, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.0%. Additionally, Apax has the right to designate one director to our board of directors and to mutually select with us a second independent director. Circumstances may occur in which the interests of Apax could conflict with the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board appointment rights may have the effect of limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

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

The Spin-Off Agreements provide for indemnification obligations designed to make Cognyte financially responsible for certain liabilities that may exist relating to its business activities, whether incurred prior to or after the Spin-Off, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Cognyte and require us to assume responsibility for obligations allocated to Cognyte. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Cognyte may be significant. Current or former stockholders could also assert claims against us, our directors, or other personnel if they are not satisfied with the results of the Spin-Off. Any such claims may be costly and time-consuming to defend, whether or not grounded in facts or law. These risks could negatively affect our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a total of approximately 310,000 square feet of office space covering approximately 30 offices around the world, excluding space under certain leases that we have accelerated and terminated in advance of their originally scheduled lease term. In addition, we own an aggregate of approximately 3,700 square feet of office space in Indonesia.
These properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs.
During the second half of the year ended January 31, 2022, and continuing throughout the year ended January 31, 2023, we decided to exit or reduce our space under certain office leases. In addition, during the year ended January 31, 2023, we adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. As part of our hybrid model, we have also re-opened some of our offices and have contracted for co-working space in certain locations for employees to use as needed, subject to applicable government regulations.
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

At the recommendation of the District Court, in June 2022, the parties conducted another round of mediation in New York. On July 10, 2022, the parties reached an agreement to settle the matter on terms set forth in a settlement agreement that was executed by all parties and submitted a motion for approval of the settlement agreement to the District Court. Under the terms of the settlement agreement, subject to full and final waiver, Mavenir Inc. and/or Comverse, Inc. and/or Mavenir Ltd. agreed to pay a total of $16.0 million (such amount to be paid in three phases as set forth in the settlement agreement) as compensation to the plaintiffs and members of the class. The compensation amount is comprehensive, final and absolute and includes within it all the amounts and expenses to be paid in connection with the settlement agreement. Under the terms of an associated guaranty agreement, Verint has guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors. On February 7, 2023, the District Court approved the settlement without material changes. As of the date of this report, the first installment of the compensation amount had been paid by Mavenir, leaving two installments of approximately $4.7 million each to be paid between September 2023 and April 2024.

Under the terms of the Separation and Distribution Agreement entered into between Verint and Cognyte, Cognyte has agreed to indemnify Verint for Cognyte’s share of any losses that Verint may suffer related to the foregoing legal actions either in its capacity as successor to CTI, to the extent not indemnified by Mavenir, or due to its former ownership of Cognyte and VSL.

As of January 31, 2023, we recorded a liability of $16.0 million, $11.3 million of which is included within accrued expenses and other current liabilities, and $4.7 million of which is included in other liabilities, and an offsetting indemnification receivable of $16.0 million, $11.3 million of which is included in prepaid expenses and other current assets, and $4.7 million of which is included in other assets on our consolidated balance sheets. There was no impact to our consolidated statement of operations.

Unfair Competition Litigation and Related Investigation

On February 14, 2022, the U.S. District Court for the Eastern District of Michigan issued negative partial summary judgment decisions in two cases pending against Verint Americas Inc., as successor to ForeSee Results, Inc. (“ForeSee”). On July 19, 2022, the court also denied ForeSee’s motions for reconsideration of these rulings.

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

On January 31, 2023, the court orally denied Verint’s request to consolidate the ACSI and CFI trials, and issued a written Order to this effect on February 17, 2023. The court has set the ACSI trial date for April 26, 2023. The court has not provided a revised CFI trial scheduling order, including with respect to setting a trial date. The parties participated in court-ordered mediation on February 28, 2023, but were unable to reach resolution of the matter. ForeSee continues to believe that there are substantial defenses to the claims in the ACSI LLC and CFI litigations and intends to continue to defend them vigorously.

While we cannot estimate a possible loss, if any, that may result from the ACSI and CFI complaints against us, as of January 31, 2023, we have accrued $3.5 million, which represents our current estimate of the low end of a range for potential losses associated with these matters. While an ultimate loss in excess of the accrued amount is reasonably possible, a high end of the range cannot be reasonably estimated at this time. We have also recorded a $3.5 million insurance recovery receivable related to these matters, as this probable loss amount would be expected to be covered under one of our existing insurance policies. There was no net impact on our consolidated statements of operations related to these matters.

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

Verint was also informed that the U.S. Attorney’s Office for the Eastern District of Michigan’s Civil Division (“USAO”) is conducting a False Claims Act investigation concerning allegations ForeSee and/or Verint failed to provide the federal government the services described in certain government contracts related to ForeSee’s products inherited by Verint in the acquisition. Verint received a Civil Investigation Demand (“CID”) in connection with this investigation and provided responses. The False Claims Act contains provisions that allow for private persons (“relators”) to initiate actions by filing claims under seal. We believe that this investigation was initiated in coordination with the Eastern District of Michigan litigation discussed above. Verint continues to work cooperatively with the USAO in its review of this matter. In March 2023, Verint and the Assistant U.S. Attorney overseeing this investigation reached an agreement in principle to resolve this matter. The proposed settlement, which would result in the payment by Verint of $7.0 million and would contain a statement of no admission to liability, is subject to definitive documentation as well as review and approval by the USAO, potential objection by any relators, and approval by a court if the investigation is in connection with a lawsuit initiated by a relator. The $7.0 million proposed settlement amount is expected to be covered under one of our existing insurance policies.

As further discussed in Note 20, “Subsequent Event”, to our consolidated financial statements included in Part II, Item 8 of this report, the settlement in principle with the Department of Justice in March 2023 is a recognizable subsequent event and therefore we recognized a $7.0 million legal settlement liability with a corresponding insurance recovery receivable in our consolidated balance sheet as of January 31, 2023. There was no impact on our consolidated statements of operations related to this settlement.

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

Holders

There were approximately 1,614 holders of record of our common stock at March 15, 2023. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

Common Stock

We have not declared or paid any cash dividends on our common stock and have no current plans to pay any dividends on our equity securities, except as may be required by the terms of any preferred equity securities we have issued or may in the future issue. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in our Credit Agreement and the terms of any preferred equity securities we may issue, and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Preferred Stock

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until May 7, 2024, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends on our Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase in certain circumstances, as described in greater detail in Note 10, “Convertible Preferred Stock”, to our consolidated financial statements included in Part II, Item 8 of this report. For the year ended January 31, 2023, we paid $20.8 million of preferred stock dividends, of which $10.4 million was accrued as of January 31, 2022. There were $12.1 million of cumulative unpaid preferred stock dividends at January 31, 2023.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index, the S&P Composite 1500 Information Technology Index, and the NASDAQ Computer & Data Processing Services Index, for each of the last five fiscal years to the extent available. The cumulative total stockholder return assumes an investment of $100 on January 31, 2018 through January 31, 2023, and the reinvestment of any dividends.

Our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 included a comparison of the 5-year cumulative total stockholder return on our common stock with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index. However, we have been informed that the NASDAQ Computer & Data Processing Index is no longer available. We have chosen to replace it with the S&P Composite 1500 Information Technology Index, which we believe will provide a meaningful comparison of our stock performance going forward. The NASDAQ Computer & Data Processing Index has been included with data through 2022.

The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2018 through January 31, 2023. This data is not indicative of, nor intended to forecast, future performance of our common stock. On February 1, 2021, we completed the spin-off of Cognyte with the pro rata distribution to our stockholders of one ordinary share of Cognyte for every one share of Verint common stock held of record as of the close of business on January 25, 2021, pursuant to which Cognyte became an independent public company. For the purpose of the following table, the effect of the separation of Cognyte is reflected in the cumulative total return of Verint common stock as a reinvested dividend.

Comparison of 5 Year Cumulative Total Return*
Among Verint, the NASDAQ Composite, the NASDAQ Computer & Data Processing Index, and the S&P Composite 1500 Information Technology
*$100 Invested on 1/2018 in stock or Index, including reinvestment of dividends. Fiscal Year Ending on 1/31
$300
$250
$200
$150
$100
$50
$-
1/2018
1/2019
1/2020
1/2021
1/2022
1/2023
Verint Systems
NASDAQ Composite TR
S&P Composite 1500 Information Technology
NASDAQ Computer & Data Processing Index

January 31,	2018	2019	2020	2021	2022	2023
Verint Systems Inc.	$100.00	$115.86	$138.92	$176.84	$241.40	$178.57
NASDAQ Composite Index	$100.00	$99.32	$126.17	$181.79	$199.33	$163.55
NASDAQ Computer and Data Processing Index	$100.00	$94.65	$125.42	$179.43	$203.68	N/A
S&P Composite 1500 Information Technology Index	$100.00	$97.78	$139.42	$189.17	$235.13	$197.38

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 2, 2021, we announced that our board of directors had authorized a stock repurchase program for the fiscal year ended January 31, 2023 under which we were authorized to repurchase up to 1,500,000 shares of common stock to offset dilution from our equity compensation program for such fiscal year. To further offset such dilution as well as other dilutive transactions, on March 22, 2022, our board of directors authorized an additional 500,000 shares of common stock to be repurchased under this program. During the year ended January 31, 2023, we repurchased 2,000,000 shares under this stock repurchase program with available cash in the United States.

On December 7, 2022, we announced that our board of directors had authorized a new stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period. During the year ended January 31, 2023, we repurchased approximately 649,000 shares under this stock repurchase program for an aggregate purchase price of $23.5 million. Subsequent to January 31, 2023, through March 27, 2023, we repurchased approximately 472,000 shares of our common stock for $17.4 million under this program. Repurchases were financed with available cash in the United States.

From time to time, we have purchased shares of our common stock from our directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during Company-imposed trading blackout or lockup periods.

Share purchase activity during the three months ended January 31, 2023 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2022 - November 30, 2022	—	$—	—	$—
December 1, 2022 - December 31, 2022	342,926	35.69	342,662	187,772
January 1, 2023 - January 31, 2023	306,174	36.63	306,174	176,558
	649,100	$36.13	648,836	$176,558

(1) Represents the approximate weighted-average price paid per share.

The average price per share and aggregate cost amounts disclosed above do not include the cost of commissions.

Item 6. [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Business” in Part I, Item 1, and our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of this report.

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

The historical results of operations of Cognyte are reported as discontinued operations in our consolidated financial statements for all applicable periods presented. For further information on discontinued operations, see Note 2, “Discontinued Operations”, to the consolidated financial statements in Part II, Item 8 of this report. Pursuant to the Spin-Off of the Cognyte Business, we now operate in a single reportable segment, which is described in the “Our Business” section below.

Apax Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (“the Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021 the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). Further discussion regarding the Apax investments and details of the closing of both tranches appears in the “Liquidity and Capital Resources — Overview” section below.

Macroeconomic Conditions

During the year ended January 31, 2023, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, the COVID-19 pandemic, the Russia-Ukraine war, labor shortages, supply chain disruptions, inflation, changes to monetary and fiscal policies by central banks and governments around the world, and the erosion of foreign currencies relative to the U.S. dollar. These items are described further below.

We believe that the conditions described above are impacting customer and partner spending decisions and have resulted in an increased foreign currency impact on our revenues due to the strengthening of the U.S. dollar as well as decreased demand, increased costs, and reduced margins. See the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section below for further discussion of the impact that foreign currency exchange rates have had on our results of operations.

COVID-19 Pandemic

As a result of the impact of the COVID-19 pandemic, we have, among other things, made adjustments to our employee work arrangements and our approach to business travel, meetings, and events. We have adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. As part of our hybrid model, we have also re-opened some of our offices and have contracted for co-working space in certain locations for employees to use as needed, subject to applicable government regulations. During the second half of the year ended January 31, 2022, and continuing throughout the year ended January 31, 2023, we decided to exit or reduce our space under certain office leases. We recognized $15.4 million and $13.3 million of accelerated lease expense and other asset impairments, which were reflected within selling, general, and administrative expenses in our consolidated statement of operations for the years ended January 31, 2023 and January 31, 2022, respectively.

Russia-Ukraine War

We continue to monitor events associated with the Russian invasion of Ukraine and its global impacts, including applicable trade compliance or other legal requirements regarding permissible activities in the region. Based on the current situation, we do not believe the Russia-Ukraine conflict has had or will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict worsens or expands, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our operations and customers in Russia, Belarus, and Ukraine represented immaterial portions of our net assets as of January 31, 2023 and 2022, and total revenue for the years ended January 31, 2023, 2022, and 2021.

Our Business

Verint helps brands provide Boundless Customer Engagement™. For more than two decades, the world’s most iconic brands – including more than 85 of the Fortune 100 companies – have trusted Verint to provide the technology and domain expertise they require to effectively build enduring customer relationships.

Verint is uniquely positioned to help organizations close the Engagement Capacity Gap™ with our differentiated Verint Customer Engagement Cloud Platform. Brands today are challenged by new workforce dynamics, ever-expanding customer engagement channels and exponentially more consumer interactions – often while facing limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates a capacity gap, which is widening as the digital transformation continues. Organizations are increasingly seeking technology to close this gap with solutions that are based on artificial intelligence (“AI”) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience.

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,300 passionate employees plus a few hundred contractors around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Key Trends

We believe there are three key market trends that are benefiting Verint today: the acceleration of digital transformation, a changing workforce, and elevated customer expectations.

•Acceleration of Digital Transformation: Digital transformation is accelerating, and it is driving significant change in customer engagement for contact centers and across the enterprise. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Many brands understand that as digital rises in importance and telephony becomes more commoditized, organizations need to change business processes and focus on application capabilities when making customer engagement technology decisions. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. We believe that the breadth of customer touchpoints across the enterprise and the rapid growth in digital interactions benefit Verint as these trends create demand for new solutions that can increase automation and connect organizational silos to increase efficiency and elevate the customer experience.

•A Changing Workforce: Brands are facing unprecedented challenges when it comes to how they manage their changing workforce. Increasingly, brands are managing employees that may work from anywhere. Providing flexibility for where employees work creates challenges in managing and coaching employee teams. And because of the limited resources that are available, brands must drive greater workforce efficiency. They need to find ways to use technology like AI-powered bots to augment their workforce. Brands recognize the need to leverage data and automation to achieve greater efficiency. In addition, the importance of employee experience continues to grow, and brands must quickly evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new solutions that can shape the future of work, with a workforce of people and bots working together, increased automation, greater employee flexibility and a greater focus on the voice of the employees.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise and meeting those expectations is becoming more difficult with legacy technology. The increase in the number of channels and the desire of customers to seamlessly shift between channels creates a more complex customer journey for brands to support and manage. Customers also expect brands will have a deep understanding of the customer’s relationship with that brand — an understanding that is unified across the enterprise regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, in the back office, or in a branch. To develop that deep understanding, brands recognize the need to pull together the data that has traditionally existed in silos across the business and use that data to inform and automate the customer experience. We believe that this trend benefits Verint as it creates demand for new solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

While we continue to see significant demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, we believe that current macroeconomic conditions described above are impacting customer and partner spending decisions. Future impacts on our business and financial results as a result of these conditions are not estimable at this time and depend, in part, on the extent to which these conditions improve or worsen. See the “Risk Factors” in Part I, Item 1A of this report for further discussion of the possible impact of macroeconomic conditions and other global events on our business.

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

Revenue Recognition

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, and (b) nonrecurring revenue, which primarily consists of our perpetual licenses, hardware, installation services, business advisory consulting and training services, and patent license royalties. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Software licenses sold by us are delivered electronically, and our products are shipped from our facilities, or drop-shipped directly from the vendor. We generate all of our revenue from contracts with customers. We generally invoice a customer upon delivery or commencement of the service period, or in accordance with specific contractual provisions. Payment terms and conditions vary by contract and customer, although terms generally include a requirement to pay within a range of 30 to 90 days after invoicing. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our goods and services, and not to provide financing to or from customers.

Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized at a point in time (generally hardware, perpetual license, and unbundled SaaS revenue, except for the related support) and which portions must be deferred and recognized over time (generally bundled SaaS, professional services, and support revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the creditworthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

Our contracts with customers often include promises to transfer multiple licenses, products and services to a customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. For bundled SaaS arrangements, we determine whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, we consider our bundled SaaS deliverable to represent a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We record contract liabilities attributable to certain process transition and setup activities where such activities do not represent separate performance obligations. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. The transaction price is generally in the form of a fixed fee at contract inception, and excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer.

We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price (“SSP”) for each performance obligation. Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the software license, product or service separately, we estimate the SSP of each performance obligation based on either a cost-plus-margin approach or an adjusted market assessment approach. We typically have more than one SSP for our licenses, products and services due to the stratification of those licenses, products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP.

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

Our contracts with customers are generally noncancellable and without any refund-type provisions, and credits and incentives granted have been minimal in both amount and frequency. Shipping and handling activities that are billed to customers and occur after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenue. Historically, these expenses have not been material.

Accounting for Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. For acquired businesses, we use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Accounting for business combinations requires our management to make significant estimates and assumptions at the acquisition date, including, among other things, future expected cash flows, discount rates, expected costs to reproduce an asset, contingent consideration arrangements, and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Goodwill and Other Acquired Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. We are a pure-play customer engagement company that operates as a single reporting unit.

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

We review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. If any indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the assets in question to their carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the long-lived asset’s carrying amount, we determine the fair value of the long-lived asset and recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value. The impairment loss recognized is the amount by which the carrying amount of the long-lived asset exceeds its fair value. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we modify the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

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

Based upon our November 1, 2022 quantitative goodwill impairment review of our reporting unit, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying value. Our reporting unit carried goodwill of $1,347.2 million at January 31, 2023.

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

During the three-year period ended January 31, 2023, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the quoted closing price of our common stock on the grant date.

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

Results of Operations

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended January 31, 2023 and 2022. A discussion regarding our financial condition and results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands, except per share data)	2023	2022	2021
Revenue	$902,245	$874,509	$830,247
Operating income	$57,356	$46,843	$57,422
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(5,902)	$(4,509)	$(57,310)
Net loss from continuing operations per common share attributable to Verint Systems Inc.:
Basic	$(0.09)	$(0.07)	$(0.88)
Diluted	$(0.09)	$(0.07)	$(0.88)

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Our revenue increased approximately $27.7 million, or 3%, from $874.5 million in the year ended January 31, 2022 to $902.2 million in the year ended January 31, 2023. The increase consisted of a $52.4 million increase in recurring revenue, partially offset by a $24.7 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC represented approximately 70%, 20%, and 10% of our total revenue, respectively, in the year ended January 31, 2023, compared to approximately 69%, 20%, and 11%, respectively, in the year ended January 31, 2022. Further details of changes in revenue are provided below.

Operating income was $57.4 million in the year ended January 31, 2023, compared to $46.8 million in the year ended January 31, 2022. This increase in operating income was primarily due to a $31.2 million increase in gross profit, partially offset by a $20.7 million increase in operating expenses. The increase in operating expenses consisted of an $16.1 million increase in selling, general and administrative expenses and a $7.4 million increase in net research and development expenses, partially offset by a $2.8 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss from continuing operations attributable to Verint Systems Inc. common shares was $5.9 million and diluted net loss per common share was $0.09 in the year ended January 31, 2023, compared to net loss from continuing operations attributable to Verint Systems Inc. common shares of $4.5 million and diluted net loss per common share of $0.07 in the year ended January 31, 2022. The increase in net loss from continuing operations attributable to Verint Systems Inc. per common share and diluted net loss per common share in the year ended January 31, 2023 was primarily due to a $15.3 million increase in our provision for income taxes and a $1.9 million increase in Preferred Stock dividends, partially offset by an $10.5 million increase in operating income, as described above, a $4.8 million decrease in total other expense, and a $0.5 million decrease in net income from continuing operations attributable to our noncontrolling interest. Further details of these changes are provided below.

As of January 31, 2023, we employed approximately 4,300 employees plus a few hundred contractors, as compared to approximately 4,200 employees plus a few hundred contractors at January 31, 2022.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore, our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Revenue denominated in non-U.S. dollar currency was 20% and 22% of our total revenue for the years ended January 31, 2023 and 2022, respectively. Our combined cost of revenue and operating expenses denominated in non-U.S. dollar currency was

30% and 31% of our total combined cost of revenue and operating expenses for the years ended January 31, 2023 and 2022, respectively.

When comparing average exchange rates for the year ended January 31, 2023 to average exchange rates for the year ended January 31, 2022, the U.S. dollar strengthened relative to the British pound sterling, the euro, and the Australian dollar, resulting in an overall decrease in our revenue and expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2023, had foreign currency exchange rates remained unchanged from rates in effect for the year ended January 31, 2022, our revenue would have been approximately $19.3 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $23.5 million higher, which would have resulted in a $4.2 million decrease in operating income.

Revenue

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, and (b) nonrecurring revenue, which primarily consists of perpetual licenses, hardware, installation services, business advisory consulting and training services, and patent license royalties.

The following table sets forth revenue by category for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,			% Change
(in thousands)	2023	2022	2021	2023 - 2022	2022 - 2021
Recurring revenue
Bundled SaaS revenue	$222,560	$183,035	$145,962	22%	25%
Unbundled SaaS revenue	221,645	139,729	71,990	59%	94%
Optional managed services revenue	61,388	65,648	59,459	(6)%	10%
Total cloud revenue	505,593	388,412	277,411	30%	40%
Support revenue	179,944	244,717	298,213	(26)%	(18)%
Total recurring revenue	685,537	633,129	575,624	8%	10%
Nonrecurring revenue
Perpetual revenue	116,611	138,078	141,840	(16)%	(3)%
Professional services revenue	100,097	103,302	112,783	(3)%	(8)%
Total nonrecurring revenue	216,708	241,380	254,623	(10)%	(5)%
Total revenue	$902,245	$874,509	$830,247	3%	5%

Recurring Revenue

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Recurring revenue increased approximately $52.4 million, or 8%, from $633.1 million in the year ended January 31, 2022 to $685.5 million in the year ended January 31, 2023. The increase consisted of a $117.2 million increase in cloud revenue, partially offset by a $64.8 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from support conversion transactions and new cloud deployments and an increase in bundled SaaS, partially offset by a decrease in optional managed services revenue. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions.

We expect our revenue mix to continue to shift to our cloud offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud-based solutions. While we continue to see significant demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, we believe that current macroeconomic factors, including foreign currency exchange rate fluctuations, increased inflation rates, and increases in the weighted-average cost of capital due to increases in interest rates are impacting customer and partner spending decisions.

Nonrecurring Revenue

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Nonrecurring revenue decreased approximately $24.7 million, or 10%, from $241.4 million in the year ended January 31, 2022 to $216.7 million in the year ended January 31, 2023. The decrease consisted of a $21.5 million decrease in perpetual revenue and a $3.2 million decrease in professional services revenue. The decrease in perpetual revenue was primarily due to a decrease in on-premises license revenue driven by the continued shift in spending by our customers towards our cloud-based solutions, partially offset by an increase in demand for our offerings that include third-party hardware with embedded software. The decrease in one-time professional services revenue was primarily driven by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model.

Our nonrecurring revenue can fluctuate from period to period, as some large contracts can represent a significant share of our nonrecurring revenue for a given period.

Cost of Revenue

The following table sets forth the cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,			% Change
(in thousands)	2023	2022	2021	2023 - 2022	2022 - 2021
Cost of recurring revenue	$162,347	$156,569	$139,044	4%	13%
Cost of nonrecurring revenue	119,530	124,226	130,545	(4)%	(5)%
Amortization of acquired technology	13,191	17,777	17,962	(26)%	(1)%
Total cost of revenue	$295,068	$298,572	$287,551	(1)%	4%

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

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Cost of recurring revenue increased approximately $5.7 million, or 4%, from $156.6 million for the year ended January 31, 2022 to $162.3 million for the year ended January 31, 2023. The increase was primarily due to an increase in amortization expense related to capitalized software development costs, an increase in employee compensation including stock-based compensation, due primarily to an increase in headcount and general wage inflation, an increase in contractor expenses, and an increase in data center and cloud costs associated with the increase in cloud revenue. These increases were partially offset by the recovery of a portion of prepaid license royalties that were written off in the prior year. Our recurring revenue gross margins increased slightly from 75% in the year ended January 31, 2022 to 76% in the year ended January 31, 2023, primarily due to recurring revenue increasing at a faster rate than recurring costs.

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

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Cost of nonrecurring revenue decreased approximately $4.7 million, or 4%, from $124.2 million in the year ended January 31, 2022 to $119.5 million in the year ended January 31, 2023. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings, partially offset by an increase in contractor costs, an increase in third-party hardware delivered and related shipping and handling costs, and a decrease in capitalized setup costs during the current period. Our nonrecurring gross margins decreased from 49% in the year ended January 31, 2022 to 45% in the year ended January 31, 2023, primarily due to a less favorable offering mix and nonrecurring revenue decreasing at a faster rate than nonrecurring costs driven by the continued shift in spending by our customers towards our cloud solutions.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Amortization of acquired technology decreased approximately $4.6 million, or 26%, from $17.8 million in the year ended January 31, 2022 to $13.2 million in the year ended January 31, 2023. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2023, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 6, “Business Combinations” to our consolidated financial statements included in Part II, Item 8 of this report.

Research and Development, Net

Research and development expenses, net (“R&D”) consist primarily of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.

The following table sets forth research and development, net for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,			% Change
(in thousands)	2023	2022	2021	2023 - 2022	2022 - 2021
Research and development, net	$130,644	$123,291	$128,152	6%	(4)%

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. R&D increased approximately $7.3 million, or 6%, from $123.3 million in the year ended January 31, 2022 to $130.6 million in the year ended January 31, 2023. This increase was primarily attributable to a $5.0 million increase in stock-based compensation expenses due to an increase in the grant date fair value of employee equity awards and an increase in the number of grant participants, a $4.1 million increase in employee compensation and related expenses due primarily to increased investment in R&D headcount, a $1.8 million decrease in benefits from participation in certain government-sponsored programs for the support of R&D activities, and an increase of $0.6 million in third-party software components in support of our cloud business, partially offset by a $2.5 million decrease in general overhead costs and a $2.5 million increase in capitalized software development costs.

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

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,			% Change
(in thousands)	2023	2022	2021	2023 - 2022	2022 - 2021
Selling, general and administrative	$392,939	$376,808	$327,345	4%	15%

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. SG&A increased approximately $16.1 million, or 4%, from $376.8 million in the year ended January 31, 2022 to $392.9 million in the year ended January 31, 2023. This increase was primarily due to an increase of $16.2 million in employee compensation and related expenses due to an increase in headcount and general wage inflation, a $5.2 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards and an increase in the number of grant participants, a $4.9 million decrease in fees received from Cognyte under the transition services agreement which was substantially concluded as of January 31, 2022, a $4.9 million increase in travel and entertainment compared to the prior year during which we had implemented certain cost reduction measures due to the COVID-19 pandemic, a $2.8 million increase in general overhead costs, a $2.1 million increase in third-party software components in order to support our hybrid work environment, a $2.1 million increase in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases, and a $2.0 million increase in marketing-related expenses. These increases in SG&A were partially offset by a $7.4 million decrease in facilities expenses and a $2.5 million decrease in depreciation expenses as a result of a reduced number of offices, an $8.8 million decrease in professional services expense primarily due to one-time nonrecurring costs incurred during the year ended January 31, 2022 in connection with prior acquisitions and the Spin-Off and an insurance recovery in the current year related to legal expenses, a $3.4 million increase in capitalized software development costs for internal use projects, and a $1.0 million decrease in general office expense as a result of our shift to a hybrid work model. SG&A was also impacted by a $0.7 million decrease due to a change in the fair value of our obligations under contingent consideration arrangements, from a net charge of $0.9 million in the year ended January 31, 2022 to a net charge of $0.2 million during the year ended January 31, 2023, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth the amortization of other acquired intangible assets for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,			% Change
(in thousands)	2023	2022	2021	2023 - 2022	2022 - 2021
Amortization of other acquired intangible assets	$26,238	$28,995	$29,777	(10)%	(3)%

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Amortization of other acquired intangible assets decreased approximately $2.8 million, or 10%, from $29.0 million in the year ended January 31, 2022 to $26.2 million in the year ended January 31, 2023. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2023, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 6, “Business Combinations” to our consolidated financial statements included in Part II, Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,			% Change
(in thousands)	2023	2022	2021	2023 - 2022	2022 - 2021
Interest income	$3,301	$233	$1,461	*	(84)%
Interest expense	(7,877)	(10,325)	(39,803)	(24)%	(74)%
Losses on early retirements of debt	—	(2,474)	(143)	*	*
Other income (expense):
Foreign currency gains (losses), net	3,453	(1,644)	(1,584)	*	4%
Losses on derivatives	—	(14,374)	(1,267)	(100)%	*
Fair value change of future tranche right	—	15,810	(56,146)	(100)%	(128)%
Other, net	(1,471)	5,435	(1,604)	(127)%	*
Total other income (expense), net	1,982	5,227	(60,601)	(62)%	(109)%
Total other expense, net	$(2,594)	$(7,339)	$(99,086)	(65)%	(93)%

* Percentage is not meaningful.

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Total other expense, net, decreased by $4.7 million from $7.3 million in the year ended January 31, 2022 to $2.6 million in the year ended January 31, 2023.

Interest income increased from $0.2 million in the year ended January 31, 2022 to $3.3 million in the year ended January 31, 2023 due to higher interest rates on our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

Interest expense decreased to $7.9 million in the year ended January 31, 2023 from $10.3 million in the year ended January 31, 2022 primarily due to lower outstanding borrowings due to our 2014 Notes maturing on June 1, 2021 and the partial prepayment of our Term Loan in conjunction with the issuance of the 2021 Notes during the three months ended April 30, 2021. Further discussion regarding our 2014 Notes, Term Loan, and 2021 Notes appears in Note 8, “Long-term Debt” to our consolidated financial statements included under Part II, Item 8 of this report.

During the year ended January 31, 2022, we recorded $2.5 million of losses on early retirements of debt, $2.0 million of which was a result of repaying $309.0 million of our Term Loan. In April 2021, we also amended the Credit Agreement and refinanced our Prior Revolving Credit Facility, which otherwise would have matured on June 29, 2022, resulting in the write off of $0.5 million of unamortized deferred debt issuance costs related to certain lenders who will no longer provide commitments under the 2021 Revolving Credit Facility. Further discussion regarding our Credit Agreement, Term Loan and 2021 Revolving Credit Facility appears in Note 8, “Long-term Debt” to our consolidated financial statements included in Part II, Item 8 of this report.

We recorded $3.5 million of net foreign currency gains during the year ended January 31, 2023, and $1.6 million of net foreign currency losses during the year ended January 31, 2022. Our foreign currency gains in the current period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling and the Israeli shekel.

During the year ended January 31, 2022, we recorded a $14.4 million loss on our interest rate swap as a result of the partial early retirement of our Term Loan, with no comparable transaction in the current period.

We recorded a non-cash Future Tranche Right revaluation gain of $15.8 million during the year ended January 31, 2022 related to the final mark-to-market adjustment of the Future Tranche Right (right of the Apax Investor to purchase Series B Preferred Stock at a future date), issued in connection with the closing of the Series A Preferred Stock issuance on May 7, 2020. In April 2021, upon issuance of the Series B Preferred Stock, the Future Tranche Right liability was reclassified to Series B Preferred Stock and no further fair value changes have been recorded. Please refer to Note 10, “Convertible Preferred Stock” to our consolidated financial statements included in Part II, Item 8 of this report for additional information regarding the Future Tranche Right.

Other expense, net for the year ended January 31, 2022 also included an unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction. There were no observable price changes in our investments in privately held companies during the year ended January 31, 2023.

Provision for Income Taxes

The following table sets forth our provision for income taxes from continuing operations for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Provision for income taxes	$39,103	$23,853	$6,937

Year Ended January 31, 2023 compared to Year Ended January 31, 2022. Our effective income tax rate was 71.4% for the year ended January 31, 2023, compared to an effective income tax rate of 60.4% for the year ended January 31, 2022. For the year ended January 31, 2023, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to the U.S. taxation of certain foreign income. The effective tax rate is further impacted by the mix and levels of income and losses among taxing jurisdictions, changes in valuation allowances, and changes in unrecognized income tax benefits.

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

On December 4, 2019, we announced that the Apax Investor would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A Preferred Stock with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of January 31, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.0%.

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until May 7, 2024, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. We used the proceeds from the Apax investment to repay outstanding indebtedness, to fund a portion of our stock repurchase programs (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 10, “Convertible Preferred Stock”, to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding the Apax convertible preferred stock investment.

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

On May 28, 2021, prior to the June 1, 2021 maturity date of our 1.5% convertible senior notes (the “2014 Notes”), we paid an aggregate of $389.8 million for the settlement of the 2014 Notes. Further discussion of the settlement of our 2014 Notes appears below, under “Financing Arrangements”.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $21.9 million and $57.0 million of net cash expended for business acquisitions during the years ended January 31, 2023 and 2022, respectively. During the year ended January 31, 2023, we completed the acquisition of a conversational AI company and the acquisition of a provider of appointment scheduling solutions. These transactions were not material to our consolidated financial statements. Please refer to Note 6, “Business Combinations”, to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding our recent business combinations.

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

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $126.0 million and $140.2 million as of January 31, 2023 and 2022, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.2 million and $0.4 million, at January 31, 2023 and 2022, respectively.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2023, and withholding taxes of $2.0 million accrued as of January 31, 2023 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
Cash and cash equivalents	$282,099	$358,805
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	300	6
Short-term investments	697	765
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$283,096	$359,576
Total debt, including current portions	$408,908	$406,954

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

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities from continuing operations	$139,816	$134,654	$159,653
Net cash used in investing activities from continuing operations	(56,583)	(35,900)	(54,015)
Net cash (used in) provided by financing activities from continuing operations	(157,907)	(430,123)	76,810
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,033)	(841)	(60)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	—	(9,055)	106,088
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(76,707)	$(341,265)	$288,476

Our financing activities from continuing operations used $157.9 million of net cash and our investing activities from continuing operations used $56.6 million of net cash during the year ended January 31, 2023, which was partially offset by $139.8 million of cash generated from operating activities from continuing operations. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities from continuing operations generated $139.8 million of net cash during the year ended January 31, 2023, compared to $134.7 million generated during the year ended January 31, 2022. Our operating cash flow in the current year increased due to $32.1 million of lower combined interest and net income tax payments, with the higher income tax payments in the prior period being related to the Spin-Off, and higher net income adjusted for non-cash charges, partially offset by a decrease in cash from working capital items, primarily as a result of an increase in our inventory and contract assets.

Operating activities from continuing operations generated $134.7 million of net cash during the year ended January 31, 2022, compared to $159.7 million generated during the year ended January 31, 2021. Our operating cash flow in the year ended January 31, 2022 decreased despite a year-over-year increase in collections due to lower cash operating costs in the prior year as a result of the impact of the COVID-19 pandemic, one-time separation costs and higher income tax payments related to the Spin-Off, and a greater portion of bonuses being paid in cash as compared to the prior year.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities from Continuing Operations

During the year ended January 31, 2023, our investing activities from continuing operations used $56.6 million of net cash, consisting primarily of $35.5 million of payments for property, equipment, and capitalized software development, $21.9 million of net cash utilized for business combinations, and a $0.2 million increase in restricted bank time deposits, partially offset by $1.0 million of proceeds from the sale of an office building and $0.1 million of net sales and maturities of short-term investments.

During the year ended January 31, 2022, our investing activities from continuing operations used $35.9 million of net cash, consisting primarily of $57.0 million of net cash utilized for business combinations and $24.5 million of payments for property, equipment, and capitalized software development costs, partially offset by a $45.5 million of net sales and maturities of short-term investments and a $0.1 million decrease in restricted bank time deposits.

We had no significant commitments for capital expenditures at January 31, 2023.

Net Cash (Used in) Provided by Financing Activities from Continuing Operations

For the year ended January 31, 2023, our financing activities from continuing operations used $157.9 million of net cash primarily due to $129.0 million of payments to repurchase common stock, $20.8 million of payments of Preferred Stock dividends, $3.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.7 million of finance lease payments and other financing obligations, an $0.8 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees.

For the year ended January 31, 2022, our financing activities from continuing operations generated $430.1 million of net cash, primarily due to $386.9 million of payments to settle our 2014 Notes, $310.1 million of repayments of borrowings under our Term Loan, $114.7 million of net cash transferred to Cognyte upon completion of the Spin-Off, $76.0 million of payments to repurchase common stock, $41.1 million of payments to purchase the capped calls in connection with the issuance of our 2021 Notes, $16.5 million paid to terminate our interest rate swap, $12.9 million of payments of Preferred Stock dividends, $10.7 million paid for debt-related issuance fees, $4.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $4.5 million paid to exercise an option to acquire the noncontrolling interests of two majority owned subsidiaries, $3.1 million of finance lease payments, and a $1.1 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $315.0 million of proceeds from the issuance of our 2021 Notes, $198.7 million of net proceeds from the issuance of the Series B Preferred Stock, and $38.3 million from a dividend and other settlements received from Cognyte during the period in connection with the Spin-Off.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on Preferred Stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months from the issuance of our consolidated financial statements. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our Credit Agreement.

Our liquidity could be negatively impacted by a decrease in demand for our products and services, including the impact of changes in customer buying behavior due to circumstances over which we have no control, including, but not limited to, the effects of general economic conditions or geopolitical developments. If we determine to make additional business acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of additional equity or debt securities or an increase in our borrowings under our credit facility.

Repurchases of Common Stock

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the year ended January 31, 2023, we repurchased approximately 2,659,000 shares of our common stock for a cost of $129.6 million, which included $105.7 million of share repurchases under a prior authorized stock repurchase program, $23.5 million under the current stock repurchase program, as well as other repurchases to facilitate income tax withholding or payments. Subsequent to January 31, 2023, through March 27, 2023, we repurchased approximately 472,000 shares of our common stock for $17.4 million under this program. Repurchases were financed with available cash in the United States.

During the year ended January 31, 2022, we repurchased approximately 1,613,000 shares of our common stock for a cost of $76.0 million, which included $75.4 million of share repurchases under a prior authorized stock repurchase program and other repurchases to facilitate income tax withholding or payments.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2023, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on January 31, 2023, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2023, no Capped Calls have been exercised.

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

The Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “Term Loan”), of which $100.0 million was outstanding at January 31, 2023 and 2022, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”), none of which was drawn on as of January 31, 2023 and 2022. The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), and is subject to increase and reduction from time to time according to the terms of the Credit Agreement.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin. On January 31, 2018, we entered into an amendment to the Credit Agreement providing for, among other things, a reduction of the interest rate margins on the Term Loan from 2.25% to 2.00% for Eurodollar loans, and from 1.25% to 1.00% for ABR loans.

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

As of January 31, 2023, the interest rate on the Term Loan was 6.37%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the Term Loan was approximately 6.58% at January 31, 2023. As of January 31, 2022, the interest rate on the Term Loan was 2.10%.

For borrowings under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). In addition, under the Revolving Credit Facility, and previously under the Prior Revolving Credit Facility, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At January 31, 2023, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Interest Rate Swap

On April 13, 2021, we paid $16.5 million to early terminate our existing interest rate swap, which we had entered into in April 2018 to partially mitigate the risks associated with the variable interest rate on our Term Loan. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net on our consolidated statement of operations for the year ended January 31, 2022. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022.

Please refer to Note 15, “Derivative Financial Instruments”, to our consolidated financial statements included under Part II, Item 8 of this report for more information regarding the termination of our interest rate swap.

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of January 31, 2023, our total operating lease liabilities were $48.7 million, of which $8.0 million is included within accrued expenses and other current liabilities (current portions), and $40.7 million is included as operating lease liabilities (long-term portions), on our consolidated balance sheets.

As of January 31, 2023, our unconditional purchase obligations totaled approximately $230.9 million, the majority of which is due over the next 12 to 36 months. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our consolidated balance sheet at January 31, 2023 included $52.9 million of non-current tax reserves, (including interest and penalties of $5.2 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

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

For the year ended January 31, 2023, we made $7.5 million of payments under contingent consideration arrangements. As of January 31, 2023, potential future cash payments, and earned consideration expected to be paid subsequent to January 31, 2023 under contingent consideration arrangements totaled $21.4 million, the estimated fair value of which was $12.7 million, including $4.5 million recorded within accrued expenses and other current liabilities, and $8.2 million recorded within other liabilities. The performance periods associated with these potential payments extend through January 2026.

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

Interest rates on loans under the Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus, in each case, a margin. The margin for the Term Loan is fixed at 2.00% for Eurodollar loans, and 1.00% for ABR loans. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio. On April 13, 2021, we repaid $309.0 million of our Term Loan, reducing the outstanding balance to $100.0 million as of January 31, 2022. As of January 31, 2023, the outstanding balance on our Term Loan remains $100.0 million and the interest rate on our Term Loan borrowings was 6.37%.

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

Upon our borrowings as of January 31, 2023, for each 1.00% increase in the applicable LIBOR rate, our annual interest expense would increase by approximately $1.0 million.

Interest Rate Risk on Our Investments

We invest our cash primarily in cash equivalents, such as commercial paper and money market funds, and short-term investments, consisting of bank time deposits and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2023.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2023 and 2022, we had cash and cash equivalents totaling approximately $282.1 million and $358.8 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, commercial paper, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $0.6 million and $0.4 million, respectively, of restricted cash, cash equivalents, and restricted bank time deposits (including long-term portions) which were not available for general operating use. We also had short-term investments of $0.7 million and $0.8 million at January 31, 2023 and 2022, respectively, consisting of bank time deposits, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2024, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2023. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and cash equivalents, bank time deposits, and short-term investments to increase or decrease by approximately $1.4 million, assuming a similar level of investments in the year ending January 31, 2024 as in the year ended January 31, 2023.

Due to the short-term nature of our cash and cash equivalents and investments, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

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

For the year ended January 31, 2023, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily the United Kingdom, Australia, Israel, and India. We also generate some portion of our revenue in foreign currencies, mainly the British pound sterling, euro, Australian dollar, and Indian rupee. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impact from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reported within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency gains of $3.5 million for the year ended January 31, 2023, and net foreign currency losses of $1.6 million in each of the years ended January 31, 2022 and 2021.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels. These contracts are generally limited to durations of approximately 12 months or less.

We had $0.1 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2023, with notional amounts totaling $6.8 million. We had $0.1 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2022, with notional amounts totaling $7.4 million. We had $0.1 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2021, with notional amounts totaling $6.6 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2023. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the

U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $0.6 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated fair value of these financial instruments by approximately $0.7 million.

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

Inflation Risk

While we continue to see significant demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, we believe that current macroeconomic factors, including increased inflation rates, are impacting customer and partner spending decisions. Given the current macroeconomic environment, we will continue to look for ways to manage costs and mitigate any changes in our customers’ purchasing behavior that may occur due to significant inflationary pressure or other factors. If our costs, in particular labor, sales and marketing, and hosting costs, become subject to sustained or increased inflationary pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Revenue Recognition — Software License Arrangements — Refer to Note 3 to the financial statements
Critical Audit Matter Description

The Company generates revenue from multiple sources, including software license revenue, maintenance revenue from customer support, and services revenue primarily derived from the Company’s cloud-based solutions and other software applications and consulting services. The Company’s license and cloud contracts often contain multiple performance obligations. As disclosed by management, the Company’s revenue was $902.2 million for the fiscal year ended January 31, 2023.

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
–For contracts with a performance obligation of bundled professional services, independently recalculated the stand-alone selling price for each bundled fixed price service.
–Obtained evidence of delivery of the elements of the arrangement to the customer.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 29, 2023

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$282,099	$358,805
Short-term investments	697	765
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.3 million, respectively	188,414	193,831
Contract assets, net	60,444	42,688
Inventories	12,628	5,337
Prepaid expenses and other current assets	75,374	53,752
Total current assets	619,656	655,178
Property and equipment, net	64,810	64,090
Operating lease right-of-use assets	37,649	35,433
Goodwill	1,347,213	1,353,421
Intangible assets, net	85,272	118,254
Long-term deferred income taxes	10,719	8,091
Other assets	148,282	126,638
Total assets	$2,313,601	$2,361,105

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$43,631	$39,501
Accrued expenses and other current liabilities	155,944	168,694
Contract liabilities	271,476	271,271
Total current liabilities	471,051	479,466
Long-term debt	408,908	406,954
Long-term contract liabilities	18,047	15,872
Operating lease liabilities	40,744	28,457
Long-term deferred income taxes	11,749	17,460
Other liabilities	68,632	21,996
Total liabilities	1,019,131	970,205
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at January 31, 2023 and 2022, respectively; aggregate liquidation preference and current redemption value of $206,067 at January 31, 2023 and 2022, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at January 31, 2023 and 2022, respectively; aggregate liquidation preference and current redemption value of $206,067 at January 31, 2023 and 2022, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 and 120,000,000 shares; issued 65,404,000 and 66,211,000; outstanding 65,404,000 and 66,211,000 shares at January 31, 2023 and 2022, respectively.	65	66
Additional paid-in capital	1,055,157	1,125,152
Accumulated deficit	(45,333)	(54,509)
Accumulated other comprehensive loss	(154,099)	(118,515)
Total Verint Systems Inc. stockholders' equity	855,790	952,194
Noncontrolling interests	2,359	2,385
Total stockholders' equity	858,149	954,579
Total liabilities, temporary equity, and stockholders' equity	$2,313,601	$2,361,105

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2023	2022	2021
Revenue:
Recurring	$685,537	$633,129	$575,624
Nonrecurring	216,708	241,380	254,623
Total revenue	902,245	874,509	830,247
Cost of revenue:
Recurring	162,347	156,569	139,044
Nonrecurring	119,530	124,226	130,545
Amortization of acquired technology	13,191	17,777	17,962
Total cost of revenue	295,068	298,572	287,551
Gross profit	607,177	575,937	542,696
Operating expenses:
Research and development, net	130,644	123,291	128,152
Selling, general and administrative	392,939	376,808	327,345
Amortization of other acquired intangible assets	26,238	28,995	29,777
Total operating expenses	549,821	529,094	485,274
Operating income	57,356	46,843	57,422
Other income (expense), net:
Interest income	3,301	233	1,461
Interest expense	(7,877)	(10,325)	(39,803)
Losses on early retirements of debt	—	(2,474)	(143)
Other income (expense), net	1,982	5,227	(60,601)
Total other expense, net	(2,594)	(7,339)	(99,086)
Income (loss) from continuing operations before provision for income taxes	54,762	39,504	(41,664)
Provision for income taxes	39,103	23,853	6,937
Net income (loss) from continuing operations	15,659	15,651	(48,601)
Net income from discontinued operations	—	—	48,494
Net income (loss)	15,659	15,651	(107)
Net income from continuing operations attributable to noncontrolling interests	761	1,238	1,053
Net income from discontinued operations attributable to noncontrolling interests	—	—	6,107
Net income (loss) attributable to Verint Systems Inc.	14,898	14,413	(7,267)
Dividends on preferred stock	(20,800)	(18,922)	(7,656)
Net loss attributable to Verint Systems Inc. common shares	$(5,902)	$(4,509)	$(14,923)

Net (loss) income attributable to Verint Systems Inc. common shares:
Net loss from continuing operations attributable to Verint Systems Inc. common shares	$(5,902)	$(4,509)	$(57,310)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$—	$—	$42,387

Basic net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.09)	$(0.07)	$(0.88)
Discontinued operations	—	—	0.65
Total basic net loss per common share attributable to Verint Systems Inc.	$(0.09)	$(0.07)	$(0.23)

Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.09)	$(0.07)	$(0.88)
Discontinued operations	—	—	0.65
Total diluted net loss per common share attributable to Verint Systems Inc.	$(0.09)	$(0.07)	$(0.23)

Weighted-average common shares outstanding:

	Year Ended January 31,
(in thousands, except per share data)	2023	2022	2021
Basic	65,332	65,591	65,173
Diluted	65,332	65,591	65,173

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended January 31,
(in thousands)	2023	2022	2021
Net income (loss)	$15,659	$15,651	$(107)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(35,545)	(11,668)	17,794
Distribution of Cognyte Software Ltd.	—	17,123	—
Net (decrease) increase from foreign exchange contracts designated as hedges	(47)	(147)	37
Net increase (decrease) from interest rate swap designated as a hedge	—	1,014	(3,168)
Net increase from settlement of interest rate swap due to partial early retirement of Term Loan	—	12,017	—
Benefit from income taxes on net increase from foreign exchange contracts and interest rate swap designated as hedges	8	24	636
Other comprehensive (loss) income	(35,584)	18,363	15,299
Comprehensive (loss) income	(19,925)	34,014	15,192
Comprehensive income attributable to noncontrolling interests	761	1,238	7,472
Comprehensive (loss) income attributable to Verint Systems Inc.	$(20,686)	$32,776	$7,720

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2020	64,738	$68	$1,660,889	$(174,134)	$(105,590)	$(151,865)	$1,229,368	$13,069	$1,242,437
Net (loss) income	—	—	—	—	(7,267)	—	(7,267)	7,160	(107)
Other comprehensive income	—	—	—	—	—	14,987	14,987	312	15,299
Stock-based compensation — equity-classified awards	—	—	63,005	—	—	—	63,005	—	63,005
Common stock issued for stock awards and stock bonuses	1,646	2	14,108	—	—	—	14,110	—	14,110
Exercises of stock options	2	—	12	—	—	—	12	—	12
Treasury stock acquired	(613)	—	—	(33,990)	—	—	(33,990)	—	(33,990)
Dividends or distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,414)	(5,414)
Preferred stock dividends	—	—	(6,789)	—	—	—	(6,789)	—	(6,789)
Reacquisition of equity component from convertible notes repurchases, net of taxes	—	—	(218)	—	—	—	(218)	—	(218)
Temporary equity reclassification	—	—	(4,841)	—	—	—	(4,841)	—	(4,841)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	—	(940)	—	(940)	—	(940)
Balances as of January 31, 2021	65,773	70	1,726,166	(208,124)	(113,797)	(136,878)	1,267,437	15,127	1,282,564
Net income	—	—	—	—	14,413	—	14,413	1,238	15,651
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	1,240	1,240	—	1,240
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation — equity-classified awards	—	—	58,679	—	—	—	58,679	—	58,679
Common stock issued for stock awards and stock bonuses	1,800	2	(2)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Settlement of conversion premium upon maturity of 2014 Notes	1,250	—	(59,139)	59,131	—	—	(8)	—	(8)
Common stock received from exercise of Note Hedges	(1,250)	—	57,695	(57,692)	—	—	3	—	3
Common stock received from exercise of Note Hedges related to repurchased 2014 Notes	(42)	—	1,959	(1,959)	—	—	—	—	—
Common stock issued upon settlement of Warrants	293	—	(25)	20	—	—	(5)	—	(5)
Purchases of capped calls, net of taxes	—	—	(32,441)	—	—	—	(32,441)	—	(32,441)
Treasury stock acquired	(555)	—	—	(26,375)	—	—	(26,375)	—	(26,375)
Treasury stock retired	—	(5)	(234,994)	234,999	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,110)	(1,110)
Preferred stock dividends	—	—	(18,056)	—	—	—	(18,056)	—	(18,056)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430	—	1,430
Balances as of January 31, 2022	66,211	66	1,125,152	—	(54,509)	(118,515)	952,194	2,385	954,579
Net income	—	—	—	—	14,898	—	14,898	761	15,659
Other comprehensive loss	—	—	—	—	—	(35,584)	(35,584)	—	(35,584)
Stock-based compensation — equity-classified awards	—	—	68,257	—	—	—	68,257	—	68,257

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Common stock issued for stock awards and stock bonuses	1,853	2	6,425	—	—	—	6,427	—	6,427
Common stock repurchased and retired	(649)	(1)	(23,455)	—	—	—	(23,456)	—	(23,456)
Treasury stock acquired	(2,011)	—	—	(106,146)	—	—	(106,146)	—	(106,146)
Treasury stock retired	—	(2)	(106,144)	106,146	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(787)	(787)
Preferred stock dividends	—	—	(20,800)	—	—	—	(20,800)	—	(20,800)
Other reclasses	—	—	5,722	—	(5,722)	—	—	—	—
Balances as of January 31, 2023	65,404	$65	$1,055,157	$—	$(45,333)	$(154,099)	$855,790	$2,359	$858,149

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$15,659	$15,651	$(107)
(Income) from discontinued operations, net of income taxes	—	—	(48,494)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	67,960	75,449	85,380
Provision for credit losses	629	1,396	1,959
Stock-based compensation, excluding cash-settled awards	76,051	65,246	45,208
Change in fair value of future tranche right	—	(15,810)	56,146
Amortization of discount on convertible notes	—	—	12,883
Benefit from deferred income taxes	(9,544)	(11,323)	(1,398)
Non-cash losses on derivative financial instruments, net	—	14,374	1,267
Losses on early retirements of debt	—	2,474	143
Other non-cash items, net	9,652	7,416	(1,804)
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	3,060	11,712	(3,896)
Contract assets	(18,762)	(6,391)	(63)
Inventories	(7,753)	(713)	599
Prepaid expenses and other assets	(44,247)	(33,107)	(28,166)
Accounts payable and accrued expenses	6,394	(1,772)	33,380
Contract liabilities	5,395	7,820	5,438
Other liabilities	40,852	(2,321)	534
Other, net	(5,530)	4,553	644
Net cash provided by operating activities — continuing operations	139,816	134,654	159,653
Net cash (used in) provided by operating activities — discontinued operations	—	(9,055)	94,193
Net cash provided by operating activities	139,816	125,599	253,846

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(21,928)	(57,024)	—
Purchases of property and equipment	(27,950)	(16,962)	(14,035)
Purchases of investments	(10,627)	(751)	(102,531)
Maturities and sales of investments	10,709	46,299	69,763
Cash paid for capitalized software development costs	(7,595)	(7,560)	(7,312)
Other investing activities	808	98	100
Net cash used in investing activities — continuing operations	(56,583)	(35,900)	(54,015)
Net cash provided by investing activities — discontinued operations	—	—	16,772
Net cash used in investing activities	(56,583)	(35,900)	(37,243)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and future tranche right, net of issuance costs	—	198,731	197,254
Proceeds from borrowings	—	315,000	155,000
Repayments of borrowings and other financing obligations	(3,658)	(313,354)	(207,165)
Payments to repurchase convertible notes	—	—	(13,032)
Settlement of 2014 Notes	—	(386,887)	—
Purchases of capped calls	—	(41,060)	—
Payments of equity issuance, debt issuance, and other debt-related costs	(224)	(10,708)	(2,287)
Distributions paid to noncontrolling interest	(787)	(1,110)	(5,414)
Purchases of treasury stock and common stock for retirement	(128,985)	(75,955)	(36,836)
Preferred stock dividend payments	(20,800)	(12,856)	(1,589)
Payment for termination of interest rate swap	—	(16,502)	—
Net cash transferred to Cognyte Software Ltd.	—	(114,657)	—
Dividend and other settlements received from Cognyte Software Ltd.	—	38,280	—

	Year Ended January 31,
(in thousands)	2023	2022	2021
Payments of deferred purchase price and contingent consideration for business combinations (financing portion) and other financing activities	(3,453)	(9,045)	(9,121)
Net cash (used in) provided by financing activities — continuing operations	(157,907)	(430,123)	76,810
Net cash used in financing activities — discontinued operations	—	—	(4,877)
Net cash (used in) provided by financing activities	(157,907)	(430,123)	71,933
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,033)	(841)	(60)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(76,707)	(341,265)	288,476
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	358,868	700,133	411,657
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$282,161	$358,868	$700,133

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year to the consolidated balance sheets:
Cash and cash equivalents	$282,099	$358,805	$663,843
Restricted cash and cash equivalents included in restricted cash and cash equivalents, and restricted bank time deposits	—	—	25,910
Restricted cash and cash equivalents included in prepaid expenses and other current assets	5	6	—
Restricted cash and cash equivalents included in other assets	57	57	10,380
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$282,161	$358,868	$700,133

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

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,300 passionate employees plus a few hundred contractors around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

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

The financial results of Cognyte for the year ended January 31, 2021 are presented as income from discontinued operations, net of taxes on the consolidated statement of operations. The historical consolidated statement of cash flows has also been revised to reflect the effect of the Spin-Off. The historical statements of comprehensive income (loss) and the balances related to stockholders’ equity have not been revised to reflect the effect of the Spin-Off. For further information on discontinued operations, see Note 2, “Discontinued Operations”. Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of January 31, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.0%. Please refer to Note 10, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. For further information regarding our cash and cash equivalents, see Note 5, “Cash, Cash Equivalents, and Short-Term Investments.”

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. We held no marketable debt securities at January 31, 2023 and 2022. Investments with maturities in excess of one year are included in other assets.

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

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable and contract assets are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. No end-customer represented more than 10% of our revenue during the years ended January 31, 2023, 2022, and 2021. We had two partners, both authorized global resellers of our solutions, that accounted for more than 10% of our aggregated accounts receivable and contract assets in recent years. Partner A accounted for approximately 15% and 14% of our aggregated accounts receivable and contract assets at January 31, 2023 and 2022, respectively, and Partner B accounted for approximately 15% of our aggregated accounts receivable and contract assets at January 31, 2023, but did not account for more than 10% of our aggregated accounts receivable and contract assets at January 31, 2022. Partner A represented approximately 10% of our total revenue for the year end January 31, 2021, but did not represent 10% or greater of our total revenue for the years ended January 31, 2023 or 2022. Partner B did not represent 10% or greater of our total revenue for the years ended January 31, 2023, 2022, and 2021. Credit losses related to these partners have historically been immaterial.

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

The following table summarizes the activity in our allowance for credit losses for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Allowance for credit losses, beginning of year	$1,260	$1,609	$1,239
Cumulative effect of adoption of ASU No. 2016-13	—	—	577
Provisions charged to expense	565	1,242	1,899
Amounts written off	(566)	(1,666)	(1,931)
Other, including fluctuations in foreign exchange rates	31	75	(175)
Allowance for credit losses, end of year	$1,290	$1,260	$1,609

Our estimated expected credit losses associated with contract assets were $0.1 million for the year ended January 31, 2023, and were not material for the years ended January 31, 2022 and 2021. Historical write-offs of contract assets have been insignificant.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. The vast majority of equipment, furniture and other is depreciated over periods ranging from three years to seven years. Software is typically depreciated over periods ranging from three years to four years. Buildings are depreciated over ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Finance leased assets are amortized over the related lease term.

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

The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future revenue, profitability and market conditions. This methodology also considers various macroeconomic, industry-specific, and company-specific factors. Any resulting financial impact cannot be estimated reasonably at this time but may adversely affect our business and financial results. If there were an adverse change in facts and circumstances, then an impairment charge may be necessary in the future. Should the fair value of our reporting unit fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. We monitor our reporting unit to determine if there is an indicator of potential impairment.

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

Revenue Recognition

We account for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Please refer to Note 3, “Revenue Recognition” for a discussion of our accounting policies related to revenue.

Cost of Revenue

Our cost of revenue includes costs of materials, compensation and benefit costs for operations and service personnel, subcontractor costs, royalties and license fees related to third-party software included in our products, cloud infrastructure costs, depreciation of equipment used in operations and service, amortization of capitalized software development costs and certain purchased intangible assets, and related overhead costs. Costs that relate to satisfied (or partially satisfied) performance obligations in customer contracts (i.e., costs that relate to past performance) are expensed as incurred.

Costs to Obtain and Fulfill Contracts

We capitalize commissions paid to internal sales personnel and agent commissions that are incremental to obtaining customer contracts. We have determined that these commissions are in fact incremental and would not have occurred absent the customer contract. Deferred commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. Sales and agent commissions are primarily deferred and amortized on a straight-line basis over the period the goods or services are transferred to the customer to which the assets relate, which ranges from immediate to as long as six years, if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. A portion of the initial commission payable on the majority of our contracts is amortized over the anticipated renewal period, which is generally five to six years, due to commissions paid on renewal contracts not being commensurate with amounts paid on the initial contract. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our solutions. We periodically review these deferred commission costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further remeasured at each reporting date and at settlement. Gains and losses recognized upon such remeasurements are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency gains of $3.5 million for the year ended January 31, 2023, and net foreign currency losses of $1.6 million for each of the years ended January 31, 2022 and 2021.

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

Net Income (Loss) Per Common Share Attributable to Verint Systems Inc.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Net income (loss) attributable to common shareholders is computed by deducting both the dividends declared in the period on the Preferred Stock and the dividends accumulated for the period on the Preferred Stock from net income (loss). Shares used in the calculation of basic net income (loss) per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award’s vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions.

Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. The number of common equivalent shares outstanding has been determined in accordance with the if-converted method for the Preferred Stock and the treasury stock method for employee stock options and restricted stock units to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and average future share-based compensation expense that we have not yet recognized are assumed to be used to repurchase shares.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. We adopted this standard as of February 1, 2022, and the adoption did not have any impact on our consolidated financial statements, as the effect will largely depend on the terms of written call options or financings issued or modified in the future.

New Accounting Pronouncements Not Yet Effective

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December

15, 2022, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements, but the ultimate impact is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed prior to the adoption date.

2.DISCONTINUED OPERATIONS

On February 1, 2021 (the “Spin-Off Date”), we completed the Spin-Off of Cognyte by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares of Cognyte to holders of record of our common stock as of the close of business on January 25, 2021.

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

For the year ended January 31, 2022, we invoiced Cognyte $5.9 million, and Cognyte invoiced us $1.1 million, for transition services provided under the Transition Services Agreement and the services were substantially concluded.

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

The Spin-Off met the criteria for classification as “discontinued operations” in accordance with the accounting guidance upon completion of the separation, and as such, the results of our former Cognyte Business have been classified as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all applicable periods presented. For the years ended January 31, 2023 and 2022, there were no assets or liabilities from discontinued operations associated with Cognyte. There was no revenue earned or costs and expenses incurred by discontinued operations during the years ended January 31, 2023 and 2022.

The following table summarizes the major classes of line items included within discontinued operations in our consolidated statements of operations for the year ended January 31, 2021:

Year ended January 31,
(in thousands)	2021
Revenue	$443,458
Cost of revenue	128,043
Operating expenses	264,132
Other income, net	6,604
Income from discontinued operations before benefit from income taxes	57,887
Provision for income taxes	9,393
Net income from discontinued operations	48,494
Net income from discontinued operations attributable to noncontrolling interests	6,107
Net income from discontinued operations attributable to Verint Systems Inc. common shares	$42,387

The following table summarizes the assets and liabilities that were transferred to Cognyte on February 1, 2021:

(in thousands)	January 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$78,570
Restricted cash and cash equivalents, and restricted bank time deposits	27,042
Short-term investments	4,713
Accounts receivable, net	175,001
Contract assets, net	20,317
Inventories	14,542
Prepaid expenses and other current assets	34,741
Total current assets of discontinued operations	354,926
Property and equipment, net	37,152
Operating lease right-of-use assets	31,040
Goodwill	158,183
Intangible assets, net	5,299
Deferred income taxes	7,202
Other assets	42,076
Total long-term assets of discontinued operations	280,952
Total assets of discontinued operations	$635,878

Liabilities
Current Liabilities:
Accounts payable	$41,512
Accrued expenses and other current liabilities	100,189
Contract liabilities	127,012
Total current liabilities of discontinued operations	268,713
Long-term contract liabilities	22,037
Operating lease liabilities	23,174
Deferred income taxes	3,985
Other liabilities	8,922
Total long-term liabilities of discontinued operations	58,118
Total liabilities of discontinued operations	$326,831

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

3.REVENUE RECOGNITION

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to be entitled to in exchange for such goods or services. When an arrangement contains multiple performance obligations, we account for individual performance obligations separately if they are distinct. We recognize revenue through the application of the following five steps:

1) Identify the contract(s) with a customer
A contract with a customer exists when (i) we enter into an enforceable contract with the customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or in the case of a new customer, published credit and financial information pertaining to the customer. Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer purchase order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Multiple contracts with a single counterparty entered into within a close timeframe are evaluated to determine if the contracts should be combined and accounted for as a single contract.

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

3) Determine the transaction price
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. We assess the timing of the transfer of goods and services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less, which is the case in the majority of our customer contracts. The primary purpose of our invoicing terms is not to receive or provide financing from or to customers. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price, if we assessed that it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Typically, our contracts do not provide our customers with any right of return or refund, and we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

4) Allocate the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct goods or services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, we must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. We allocate the variable amount to one or more distinct performance obligations but not all or to one or more distinct services that form a part of a single performance obligation, when the payment terms of the variable amount relate solely to our efforts to satisfy that distinct performance obligation and it results in an allocation that is consistent with the overall allocation objective of the revenue standard. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. We determine standalone selling price (“SSP”) based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions, including geographic or regional specific factors, competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation.

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

Nature of Goods and Services

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, and (b) nonrecurring revenue, which primarily consists of perpetual licenses, hardware, installation services, business advisory consulting and training services, and patent license royalties.

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

Customer support revenue is derived from providing remote technical support services, bug fixes and unspecified software updates and upgrades to customers on a when-and-if-available basis. Each of these performance obligations provide benefit to the customer on a standalone basis and are distinct in the context of the contract. Each of these distinct performance obligations represent a stand ready obligation to provide service to a customer, which is concurrently delivered and has the same pattern of transfer to the customer, which is why we account for these support services as a single performance obligation. We recognize support services ratably over the contractual term, which typically is one year for perpetual licenses and one to three years for unbundled SaaS arrangements. SSP for support services is developed based on standalone renewal contracts.

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
▪Unbundled SaaS revenue is recognized at a point in time, except for the related support which is recognized over time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one- and three-year time frame. Unbundled SaaS can be deployed in the cloud, either by us or a cloud partner.
◦Support revenue, which consists of initial and renewal support.
•Nonrecurring revenue primarily consists of our perpetual licenses, hardware, installation services, business advisory consulting and training services, and patent license royalties.

	Year Ended January 31,
(in thousands)	2023	2022	2021
Recurring revenue
Bundled SaaS revenue	$222,560	$183,035	$145,962
Unbundled SaaS revenue	221,645	139,729	71,990
Optional managed services revenue	61,388	65,648	59,459
Total cloud revenue	505,593	388,412	277,411
Support revenue	179,944	244,717	298,213
Total recurring revenue	685,537	633,129	575,624
Nonrecurring revenue
Perpetual revenue	116,611	138,078	141,840
Professional services revenue	100,097	103,302	112,783
Total nonrecurring revenue	216,708	241,380	254,623
Total revenue	$902,245	$874,509	$830,247

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

	January 31,
(in thousands)	2023	2022
Accounts receivable, net	$188,414	$193,831
Contract assets, net	$60,444	$42,688
Long-term contract assets, net (included in other assets)	$37,950	$30,510
Contract liabilities	$271,476	$271,271
Long-term contract liabilities	$18,047	$15,872

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial for each of the years ended January 31, 2023, 2022, and 2021. We had two partners, both authorized global resellers of our solutions, that accounted for more than 10% of our aggregated accounts receivable and contract assets in recent years. Partner A accounted for approximately 15% and 14% of our aggregated accounts receivable and contract assets at January 31, 2023 and 2022, respectively, and Partner B accounted for approximately 15% of our aggregated accounts receivable and contract assets at January 31, 2023, but did not account for more than 10% of our aggregated accounts receivable and contract assets at January 31, 2022. Credit losses related to these partners have historically been immaterial. During the years ended January 31, 2023 and 2022, we transferred $43.2 million and $37.7 million, respectively, to accounts receivable from contract assets recognized at the beginning of each period, as a result of the right to the transaction consideration becoming unconditional. We recognized $69.9 million and $57.4 million of contract assets during the years ended January 31, 2023 and 2022, respectively. Contract assets recognized during each year primarily related to multi-year unbundled SaaS contracts that are invoiced annually with license revenue recognized upfront.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the years ended January 31, 2023 and 2022 from amounts included in contract liabilities at the beginning of each period was $242.4 million and $247.9 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

	January 31,
(in thousands)	2023	2022
RPO:
Expected to be recognized within 1 year	$464,346	$447,428
Expected to be recognized in more than 1 year	262,695	274,404
Total RPO	$727,041	$721,832

Costs to Obtain and Fulfill Contracts

Total capitalized costs to obtain contracts were $58.6 million as of January 31, 2023, of which $3.7 million is included in prepaid expenses and other current assets and $54.9 million is included in other assets on our consolidated balance sheet. Total capitalized costs to obtain contracts were $55.8 million as of January 31, 2022, of which $3.9 million is included in prepaid expenses and other current assets and $51.9 million is included in other assets on our consolidated balance sheet. During the years ended January 31, 2023, 2022, and 2021, we expensed $33.1 million, $33.1 million and $26.1 million, respectively, of sales and agent commissions, which are included in selling, general and administrative expenses and there were no impairment losses recognized for these capitalized costs.

Total capitalized costs to fulfill contracts were $5.1 million as of January 31, 2023, of which $0.2 million is included in prepaid expenses and other current assets and $4.9 million is included in other assets on our consolidated balance sheet. Total capitalized costs to fulfill contracts were $6.1 million as of January 31, 2022, of which $0.2 million is included in prepaid expenses and other current assets and $5.9 million is included in other assets on our consolidated balance sheet. During the years ended January 31, 2023, 2022, and 2021, we amortized $3.0 million, $3.2 million, and $2.7 million, respectively, of contract fulfillment costs.

4.NET LOSS PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands, except per share amounts)	2023	2022	2021
Net income (loss) from continuing operations	$15,659	$15,651	$(48,601)
Net income from discontinued operations	—	—	48,494
Net income (loss)	15,659	15,651	(107)
Net income attributable to noncontrolling interests from continuing operations	761	1,238	1,053
Net income attributable to noncontrolling interests from discontinued operations	—	—	6,107
Net income (loss) attributable to Verint Systems Inc.	14,898	14,413	(7,267)
Dividends on preferred stock	(20,800)	(18,922)	(7,656)
Net loss attributable to Verint Systems Inc. for basic net loss per common share	(5,902)	(4,509)	(14,923)
Dilutive effect of dividends on preferred stock	—	—	—
Net loss attributable to Verint Systems Inc. for diluted net loss per common share	$(5,902)	$(4,509)	$(14,923)

Net (loss) income attributable to Verint Systems Inc. common shares

	Year Ended January 31,
(in thousands, except per share amounts)	2023	2022	2021
Net loss from continuing operations attributable to Verint Systems Inc. common shares	(5,902)	(4,509)	(57,310)
Net income from discontinued operations attributable to Verint Systems Inc. common shares	—	—	42,387

Weighted-average shares outstanding:
Basic	65,332	65,591	65,173
Dilutive effect of employee equity award plans	—	—	—
Dilutive effect of 2021 Notes	—	—	—
Dilutive effect of 2014 Notes	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—
Diluted	65,332	65,591	65,173

Basic net (loss) income per common share attributable to Verint Systems Inc.:
Continuing Operations	$(0.09)	$(0.07)	$(0.88)
Discontinued Operations	—	—	0.65
Total basic net loss per common share attributable to Verint Systems Inc.	$(0.09)	$(0.07)	$(0.23)

Diluted net (loss) income per common share attributable to Verint Systems Inc.:
Continuing operations	$(0.09)	$(0.07)	$(0.88)
Discontinued operations	—	—	0.65
Total diluted net loss per common share attributable to Verint Systems Inc.	$(0.09)	$(0.07)	$(0.23)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Common shares excluded from calculation:
Stock options and restricted stock-based awards	2,120	1,580	1,337
2014 Notes	—	481	6,002
Warrants	—	117	6,205
Series A Preferred Stock	5,498	5,498	2,743
Series B Preferred Stock	3,980	3,282	—

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the year ended January 31, 2023, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Following the completion of the Spin-Off on February 1, 2021, the strike prices of the conversion features of our 2014 Notes and Warrants (each as defined in Note 8, “Long-Term Debt”) were reduced to $40.55 per share and $47.18 per share, respectively, which increased the equivalent number of underlying common shares to 9,541,000 and 9,865,000, respectively.

Our Note Hedges (as defined in Note 8, “Long-Term Debt”) did not impact our diluted earnings per common share calculation because their effect would be anti-dilutive. However, in connection with the maturity of the 2014 Notes, the common shares delivered to us under the Note Hedges neutralized the dilutive effect of the common shares that we issued under the 2014 Notes to settle the conversion premium. As a result, the settlement of the outstanding 2014 Notes did not increase our outstanding common stock.

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

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 8, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net loss per common share for the years ended January 31, 2023, 2022, and 2021, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 10, “Convertible Preferred Stock”.

5.CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2023 and 2022:

	January 31, 2023
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$134,289	$—	$—	$134,289
Money market funds	96,941	—	—	96,941
Commercial paper	50,869	—	—	50,869
Total cash and cash equivalents	$282,099	$—	$—	$282,099

Short-term investments:
Bank time deposits	$697	$—	$—	$697
Total short-term investments	$697	$—	$—	$697

	January 31, 2022
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$201,769	$—	$—	$201,769
Money market funds	127,041	—	—	127,041
Commercial paper	$29,995	$—	$—	29,995
Total cash and cash equivalents	$358,805	$—	$—	$358,805

Short-term investments:
Bank time deposits	$765	$—	$—	$765
Total short-term investments	$765	$—	$—	$765

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the years ended January 31, 2023, 2022, and 2021, proceeds from maturities and sales of short-term investments were $10.7 million, $46.3 million, and $69.8 million, respectively.

6.BUSINESS COMBINATIONS

Year Ended January 31, 2023

During the year ended January 31, 2023, we completed two business combinations:

•In August 2022, we completed the acquisition of a company with conversational AI technology including six employees.
•In January 2023, we completed the acquisition of a provider of appointment scheduling solutions including approximately 20 employees.

These business combinations were not material to our consolidated financial statements.

The combined consideration for these business combinations was approximately $38.3 million, including $26.1 million of combined cash paid at the closings, partially offset by $4.2 million of combined cash received in the acquisitions. In connection with these acquisitions, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $21.4 million, contingent upon the achievement of certain performance targets over periods extending through January 2026. The fair value of these contingent consideration obligations was estimated to be approximately $12.2 million at the respective acquisition dates. Cash paid for these business combinations was funded by cash on hand.

The combined purchase prices were allocated to intangible assets, including the recognition of $6.0 million of developed technology, $4.2 million of customer relationships, and $0.1 million of trade names. The acquisition resulted in the recognition of $25.5 million of goodwill, of which $5.1 million is deductible for income tax purposes and $20.4 million is not deductible. Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. We incurred approximately $1.1 million of acquisition related costs, which were recorded as selling, general, and administrative expenses for the year ended January 31, 2023.

Revenue and net income (loss) attributable to these acquisitions for the year ended January 31, 2023 were not material.

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

Transaction and related costs directly related to the acquisition of Conversocial, consisting primarily of professional fees and integration expenses, were $1.2 million and $3.4 million for the year ended January 31, 2023 and 2022, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and net income (loss) attributable to Conversocial included in our consolidated statement of operations for the years ended January 31, 2023 and 2022 were not material.

The purchase price allocation for Conversocial is final.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Conversocial, including adjustments identified subsequent to the valuation date none of which were material:

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

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2023 was not material to our historical consolidated operating results and is therefore not presented.

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

For the years ended January 31, 2023 and 2022, we recorded charges of $0.2 million and $0.9 million, respectively, and we recorded a benefit of $0.8 million in the year ended January 31, 2021, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $12.7 million at January

31, 2023, of which $4.5 million was recorded within accrued expenses and other current liabilities, and $8.2 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $7.5 million, $9.6 million, and $15.2 million for the years ended January 31, 2023, 2022, and 2021, respectively.

7.INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and removed from our consolidated balance sheets, consisted of the following as of January 31, 2023 and 2022:

	January 31, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$458,013	$(390,113)	$67,900
Acquired technology	229,317	(212,065)	17,252
Trade names	4,479	(4,359)	120
Distribution network	2,440	(2,440)	—
Total intangible assets	$694,249	$(608,977)	$85,272

	January 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$467,408	$(375,827)	$91,581
Acquired technology	229,501	(203,895)	25,606
Trade names	5,677	(4,610)	1,067
Distribution network	2,440	(2,440)	—
Total intangible assets	$705,026	$(586,772)	$118,254

Total amortization expense recorded for acquisition-related intangible assets was $39.4 million, $46.8 million, and $47.7 million for the years ended January 31, 2023, 2022, and 2021, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2024	$32,380
2025	16,581
2026	15,219
2027	11,462
2028	6,839
Thereafter	2,791
Total	$85,272

There were no material impairments for the years ended January 31, 2023 and 2021. We recorded $0.4 million of impairments for certain acquired trade names, which was included within selling, general and administrative expenses for the year ended January 31, 2022.

Goodwill activity for the years ended January 31, 2023, and 2022 was as follows:

(in thousands)	Total
Year Ended January 31, 2022:
Goodwill, gross, at January 31, 2021	$1,383,450
Accumulated impairment losses through January 31, 2021	(56,043)
Goodwill, net, at January 31, 2021	1,327,407
Business combinations	36,006
Foreign currency translation and other	(9,992)
Goodwill, net, at January 31, 2022	$1,353,421

Year Ended January 31, 2023:
Goodwill, gross, at January 31, 2022	$1,409,464
Accumulated impairment losses through January 31, 2022	(56,043)
Goodwill, net, at January 31, 2022	1,353,421
Business combinations, including adjustments to prior period acquisitions	25,239
Foreign currency translation and other	(31,447)
Goodwill, net, at January 31, 2023	$1,347,213

Balance at January 31, 2023
Goodwill, gross, at January 31, 2023	$1,403,256
Accumulated impairment losses through January 31, 2023	(56,043)
Goodwill, net, at January 31, 2023	$1,347,213

For purposes of reviewing for potential goodwill impairment, as of January 31, 2023, we had one reporting unit. Based on our November 1, 2022 and 2021 quantitative goodwill impairment reviews, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying value.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2023 and 2022.

No goodwill impairment was identified for the years ended January 31, 2023, 2022, and 2021.

8.LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
2021 Notes	$315,000	$315,000
Term Loan	100,000	100,000
Less: Unamortized debt discounts and issuance costs	(6,092)	(8,046)
Total debt	408,908	406,954
Less: current maturities	—	—
Long-term debt	$408,908	$406,954

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026, unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the capped call transactions described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our Credit Agreement described below, to terminate the 2018 Swap (as defined in Note 15, “Derivative

Financial Instruments”), and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2023, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at January 31, 2023.

Based on the closing market price of our common stock on January 31, 2023, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

2014 Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes, with a maturity date of June 1, 2021 (the “2014 Notes”). Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes were unsecured and paid interest in cash semiannually in arrears at a rate of 1.50% per annum.
During the three months ended July 31, 2020, we repurchased $13.1 million principal amount of the 2014 Notes (the “Repurchased 2014 Notes”) in open market transactions for an aggregate of $13.0 million in cash, resulting in a debt extinguishment loss of $0.1 million and a $0.2 million charge to additional paid-in-capital.

On February 1, 2021, we early adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminated the liability and equity separation model for convertible instruments with a cash conversion feature, such as the 2014 Notes. As a result, effective February 1, 2021, we no longer presented separate liability and equity components for the 2014 Notes on our consolidated balance sheet. The adoption of ASU No. 2020-06 resulted in the $78.0 million carrying value of the 2014 Notes’ equity component at January 31, 2021, which included applicable issuance costs and the portion classified within temporary equity, being reclassified and combined with the liability component of the 2014 Notes. Upon adoption we recorded $43.4 million decrease to additional paid-in capital, a $4.8 million decrease to temporary equity, a $4.4 million increase to current maturities of long-term debt, a $0.9 million decrease to deferred tax liabilities, a $0.1 million increase in unamortized debt issuance costs (a component of long-term debt), and a $44.9 million decrease to our accumulated deficit.

In connection with the maturity of the 2014 Notes on June 1, 2021, we paid an aggregate of $389.8 million in cash for the settlement of the 2014 Notes, which included $386.9 million in satisfaction of the outstanding principal of the 2014 Notes and $2.9 million related to the final interest payment on the 2014 Notes. Additionally, the 2014 Notes had an incremental conversion value of $57.7 million as the market value per share of our common stock, as measured under the terms of the 2014 Notes, was greater than the conversion price of the 2014 Notes. We issued approximately 1,250,000 shares of common stock to the holders of the 2014 Notes as payment of the conversion premium, which we issued from treasury stock. See the discussion of the Note Hedges and Warrants below for more information.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2023, no Capped Calls have been exercised.

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

The Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “Term Loan”), of which $100.0 million was outstanding at January 31, 2023 and 2022, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”), none of which was drawn on as of January 31, 2023 and 2022. The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”) and is subject to increase and reduction from time to time according to the terms of the Credit Agreement. The majority of the proceeds from the Term Loan were used to repay all outstanding terms loans under our prior credit agreement.

The Term Loan was subject to an original issuance discount of approximately $0.5 million, which is being amortized as interest expense over the term of the Term Loan using the effective interest method.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin. On January 31, 2018, we entered into an amendment to the Credit Agreement providing for, among other things, a reduction of the interest rate margins on the Term Loan from 2.25% to 2.00% for Eurodollar loans, and from 1.25% to 1.00% for ABR loans.

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
As of January 31, 2023, the interest rate on the Term Loan was 6.37%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the Term Loan was approximately 6.58% at January 31, 2023. As of January 31, 2022, the interest rate on the Term Loan was 2.10%.
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

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement. We were in compliance with all of the financial covenants of the Credit Agreement as of January 31, 2023.

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

Credit Agreement Issuance and Amendment Costs

During the year ended January 31, 2021, we incurred $2.1 million of debt modification costs related to the second amendment to the Credit Agreement (the “2020 Amendment”), $1.2 million of which were expensed, and $0.9 million of which were deferred (comprised of $0.5 million associated with the Term Loan, and $0.4 million associated with the Prior Revolving Credit Facility), and which are being amortized along with the previously deferred debt issuance costs.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, the 2014 Notes, and on borrowings under our Credit Agreement for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
2021 Notes:
Interest expense at 0.25% coupon rate	$787	$639	$—
Amortization of deferred debt issuance costs	1,762	1,416	—
Total Interest Expense - 2021 Notes	$2,549	$2,055	$—

2014 Notes:
Interest expense at 1.50% coupon rate	$—	$1,933	$5,887
Amortization of debt discount	—	—	12,884
Amortization of deferred debt issuance costs	—	522	1,215
Total Interest Expense - 2014 Notes	$—	$2,455	$19,986

Borrowings under Credit Agreement:
Interest expense at contractual rates	$4,114	$3,366	$13,018
Impact of interest rate swap agreement	—	1,014	4,368
Amortization of debt discounts	19	18	74
Amortization of deferred debt issuance costs	863	930	1,811
Total Interest Expense - Borrowings under Credit Agreement	$4,996	$5,328	$19,271

Please refer to Note 15, “Derivative Financial Instruments” for information regarding our interest rate swap.

9.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
Raw materials	$3,325	$3,001
Work-in-process	40	150
Finished goods	9,263	2,186
Total inventories	$12,628	$5,337

Property and equipment, net consisted of the following as of January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
Land and buildings	$820	$7,994
Leasehold improvements	15,026	18,155
Software	73,569	76,152
Equipment, furniture, and other	41,966	64,363
Total cost	131,381	166,664
Less: accumulated depreciation and amortization	(66,571)	(102,574)
Total property and equipment, net	$64,810	$64,090

Depreciation expense on property and equipment was $18.6 million, $20.7 million, and $30.6 million in the years ended January 31, 2023, 2022, and 2021, respectively.

Prepaid and other current assets consisted of the following as of January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
Prepaid expenses	$24,364	$22,639
Other current assets	27,257	31,113
Insurance recovery receivable	12,503	—
CTI litigation settlement indemnification asset - current portion	11,250	—
Total prepaid expenses and other current assets	$75,374	$53,752

Other assets consisted of the following as of January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
Deferred commissions	$54,512	$51,714
Long-term contract assets, net	37,950	30,510
Capitalized software development costs, net	23,527	22,483
Noncontrolling equity investments	5,146	5,146
Long-term deferred cost of revenue	4,951	5,907
CTI litigation settlement indemnification asset - long-term portion	4,750	—
Deferred debt issuance costs, net	1,485	1,950
Long-term restricted cash and time deposits	287	409
Other	15,674	8,519
Total other assets	$148,282	$126,638

Accrued expenses and other current liabilities consisted of the following as of January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
Compensation and benefits	$73,766	$86,777
Taxes other than income taxes	16,346	16,313
Preferred Stock dividends payable	10,400	10,400
CTI litigation settlement liability - current portion	11,250	—
Operating lease obligations - current portion	7,965	24,551
DOJ legal settlement liability	7,000	—
Contingent consideration - current portion	4,496	7,776
Professional and consulting fees	2,635	3,771
Income taxes	443	602
Other	21,643	18,504
Total accrued expenses and other current liabilities	$155,944	$168,694

Other liabilities consisted of the following as of January 31, 2023 and 2022:

	January 31
(in thousands)	2023	2022
Unrecognized tax benefits, including interest and penalties	$52,887	$16,345
Contingent consideration - long-term portion	8,221	—
CTI litigation settlement liability - long-term portion	4,750	—
Finance lease obligations - long-term portion	2,308	3,831
Other	466	1,820
Total other liabilities	$68,632	$21,996

Consolidated Statements of Operations

Other income (expense), net consisted of the following for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Foreign currency gains (losses), net	$3,453	$(1,644)	$(1,584)
Losses on derivative financial instruments, net	—	(14,374)	(1,267)
Change in fair value of future tranche right	—	15,810	(56,146)
Other, net	(1,471)	5,435	(1,604)
Total other income (expense), net	$1,982	$5,227	$(60,601)

Please refer to Note 10, “Convertible Preferred Stock” for additional information regarding the future tranche right.

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Cash paid for interest	$4,661	$9,716	$24,612
Cash payments of income taxes, net	$15,886	$42,917	$21,476
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$12,184	$900	$—
Preferred Stock dividends declared	$10,400	$10,400	$5,200
Finance leases of property and equipment	$647	$4,041	$903
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$—	$36,962	$—
Retirement of treasury stock	$106,146	$234,999	$—
Settlement of convertible note premium with common stock	$—	$59,131	$—
Receipt of common stock from the counterparties under the Note Hedges	$—	$59,651	$—
Accrued but unpaid purchases of property and equipment	$2,353	$750	$2,731
Accrued but unpaid purchases of treasury stock	$616	$—	$—

10.CONVERTIBLE PREFERRED STOCK

On December 4, 2019, we entered into the Investment Agreement with the Apax Investor whereby, subject to certain closing conditions, the Apax Investor agreed to make an investment in us in an amount up to $400.0 million as follows:

•On May 7, 2020, we issued a total of 200,000 shares of our Series A Preferred Stock for an aggregate purchase price of $200.0 million, or $1,000 per share, to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $2.7 million, including financial advisory fees, closing costs, legal fees, and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series A Preferred Stock.

•In connection with the completion of the Spin-Off, on April 6, 2021, we issued a total of 200,000 shares of our Series B Preferred Stock for an aggregate purchase price of $200.0 million, or $1,000 per share, to the Apax Investor. In connection therewith, we incurred direct and incremental costs of $1.3 million, including financial advisory fees, closing costs, legal fees, and other offering-related costs. These direct and incremental costs reduced the carrying amount of the Series B Preferred Stock.

Each of the rights, preferences, and privileges of the Series A Preferred Stock and Series B Preferred Stock are set forth in separate certificates of designation filed with the Secretary of State of the State of Delaware on the applicable issuance date.

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

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until May 7, 2024, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends on the Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase (i) to 6.0% per annum in the event the number of shares of common stock into which the Preferred Stock could be converted exceeds 19.9% of the voting power of outstanding common stock on December 4, 2019 (unless we obtain shareholder approval of the issuance of common stock upon conversion of the Preferred Stock) and (ii) by 1.0% each year, up to a maximum dividend rate of 10.0% per annum, in the event we fail to satisfy our obligations to redeem the Preferred Stock in specified circumstances.

For the year ended January 31, 2023, we paid $20.8 million of preferred stock dividends, $10.4 million of which was accrued as of January 31, 2022, and there were $12.1 million of cumulative unpaid preferred stock dividends at January 31, 2023, of which $10.4 million was declared and recorded within accrued expenses and other liabilities on our consolidated balance sheet as of January 31, 2023. We reflected $20.8 million and $18.9 million of preferred stock dividends in our consolidated results of operations, for purposes of computing net loss attributable to Verint Systems Inc. common shares, for the years ended January 31, 2023 and 2022.

Conversion

The Series A Preferred Stock was initially convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to December 4, 2019. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20-day trading period following the Spin-Off. As of January 31, 2023, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.8 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.0%.

At any time after May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we will have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”).

We may redeem any or all of the Preferred Stock of a series for cash at any time after May 7, 2026, in the case of the Series A Preferred Stock, and April 6, 2027, in the case of the Series B Preferred Stock, at a redemption price equal to 100% of the liquidation preference of the shares of the Preferred Stock, plus any accrued and unpaid dividends to, but excluding, the redemption date, plus a make-whole amount designed to allow the Apax Investor to earn a total 8.0% internal rate of return on such shares.

The Preferred Stock may not be sold or transferred without our prior written consent. The common stock issuable upon conversion of the Preferred Stock is not subject to this restriction. The restriction on the sale or transfer of the Preferred Stock does not apply to certain transfers to one or more permitted co-investors or transfers or pledges of the Preferred Stock pursuant to the terms of specified margin loans entered into by the Apax Investor as well as transfers effected pursuant to a merger, consolidation, or similar transaction consummated by us and transfers that are approved by our board of directors.

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our consolidated balance sheets as of January 31, 2023 and 2022, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of January 31, 2023, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at January 31, 2023 plus accrued and unpaid dividends. As of January 31, 2023, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock were $6.1 million and $6.1 million, respectively.

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

Upon issuance of the Series A Preferred Stock on May 7, 2020, the Future Tranche Right was recorded as an asset of $3.4 million, as the purchase price of the Series B Preferred Stock was greater than its estimated fair value at the expected settlement date. This resulted in a $203.4 million carrying value, before direct and incremental issuance costs, for the Series A Preferred Stock.

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

11.STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the years ended January 31, 2023, 2022, and 2021. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

In connection with the Spin-Off, each holder of Verint’s common stock received one ordinary share of Cognyte for every share of common stock of Verint held of record as of the close of business on January 25, 2021.

Treasury Stock

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from our directors or officers in connection with the vesting of restricted stock or restricted stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders. In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related or delivery-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Our stock bonus program contains similar terms. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.

Repurchased shares of common stock are typically recorded as treasury stock, at cost, but may from time to time be retired at management’s discretion, as approved by the board of directors in March 2021. We periodically purchase common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards occurring during a Company-imposed trading blackout lockup period. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

No treasury stock remained outstanding at January 31, 2023 and 2022, respectively.

Stock Repurchase Programs

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the year ended January 31, 2023, we repurchased approximately 2,659,000 shares of our common stock for a cost of $129.6 million, which included $105.7 million of share repurchases under a prior authorized stock repurchase program, $23.5 million of share repurchases under the current stock repurchase program, as well as other repurchases to facilitate income tax withholding or payments as described above. During the year ended January 31, 2023, we retired all 2,659,000 shares of our common stock with a cost of $129.6 million, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares. Subsequent to January 31, 2023, through March 27, 2023, we repurchased approximately 472,000 shares of our common stock for $17.4 million under this program. Repurchases were financed with available cash in the United States.

During the year ended January 31, 2022 we repurchased approximately 1,613,000 shares of our common stock for a cost of $76.0 million, which included $75.4 million of share repurchases under a prior authorized stock repurchase program and other repurchases to facilitate income tax withholding or payments as described above. During the year ended January 31, 2022, we retired 1,058,300 shares of our common stock with a cost of $49.6 million that had been repurchased under a prior authorized share repurchase program, as well as all of our common stock held as treasury stock, which totaled 5,000,786 shares, and restored them to the status of authorized and unissued shares. The aggregate cost of the treasury stock retired was $235.0 million, which was recorded as a reduction of common stock and additional paid-in capital.

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

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of January 31, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.0%. Please refer to Note 10, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the years ended January 31, 2023 and 2022:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Unrealized Losses on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2021	$634	$(13,031)	$(124,481)	$(136,878)
Distribution of Cognyte Software Ltd.	(559)	—	17,682	17,123
Other comprehensive income (loss) before reclassifications	70	—	(11,668)	(11,598)
Amounts reclassified out of accumulated other comprehensive income (loss)	193	(1,014)	—	(821)
Amounts reclassified upon partial early retirement of the Term Loan	—	(12,017)	—	(12,017)
Net other comprehensive (loss) income	(682)	13,031	6,014	18,363
Accumulated other comprehensive loss at January 31, 2022	(48)	—	(118,467)	(118,515)
Other comprehensive loss before reclassifications	(588)	—	(35,545)	(36,133)
Amounts reclassified out of accumulated other comprehensive loss	(549)	—	—	(549)
Net other comprehensive loss	(39)	—	(35,545)	(35,584)
Accumulated other comprehensive loss at January 31, 2023	$(87)	$—	$(154,012)	$(154,099)

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

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of operations, with presentation location, for the years ended January 31, 2023, 2022, and 2021 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2023	2022	2021
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$(1)	$1	$1	Cost of recurring revenue
	(60)	24	28	Cost of nonrecurring revenue
	(392)	142	182	Research and development, net
	(207)	65	56	Selling, general and administrative
	(660)	232	267	Total, before income taxes
	111	(39)	(42)	Provision for income taxes
	$(549)	$193	$225	Total, net of income taxes

Interest rate swap agreement	$—	$(1,014)	$(4,367)	Interest expense
	—	(15,655)	—	Other income (expense), net
	—	(16,669)	(4,367)	Total, before income taxes
	—	3,638	954	Benefit from income taxes
	$—	$(13,031)	$(3,413)	Total, net of income taxes

12.RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2023, 2022, and 2021, were $130.6 million, $123.3 million, and $128.2 million, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2023, 2022, and 2021 was as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Capitalized software development costs, net, beginning of year	$22,483	$19,250	$15,351
Software development costs capitalized during the year	7,595	7,560	7,312
Amortization of capitalized software development costs	(6,407)	(4,247)	(3,304)
Write-offs of capitalized software development costs	(6)	—	(129)
Foreign currency translation and other	(138)	(80)	20
Capitalized software development costs, net, end of year	$23,527	$22,483	$19,250

There were no material impairments of previously capitalized software development costs during the years ended January 31, 2023 and 2022. During the year ended January 31, 2021, we recorded an impairment charge of $0.1 million in nonrecurring cost of revenue, reflecting the write-off of capitalized costs that were deemed non-recoverable based on our expectations of future market conditions.

13.INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended January 31, 2023, 2022, and 2021 were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Domestic	$(6,676)	$(12,492)	$127,909
Foreign	61,438	51,996	(169,573)
Total income (loss) before provision for income taxes	$54,762	$39,504	$(41,664)

The provision for income taxes from continuing operations for the years ended January 31, 2023, 2022, and 2021 consisted of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Current provision for income taxes:
Federal	$30,637	$3,215	$373
State	2,733	1,121	1,663
Foreign	15,277	30,840	6,299
Total current provision for income taxes	48,647	35,176	8,335
Deferred (benefit from) provision for income taxes:
Federal	(8,010)	6,714	1,366
State	(699)	255	(188)
Foreign	(835)	(18,292)	(2,576)
Total deferred benefit from income taxes	(9,544)	(11,323)	(1,398)
Total provision for income taxes from continuing operations	$39,103	$23,853	$6,937

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before provision for income taxes from continuing operations for the years ended January 31, 2023, 2022, and 2021 was as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision (benefit) at the U.S. federal statutory rate	$11,499	$8,296	$(8,733)
State income tax provision (benefit)	2,617	(1,238)	2,017
Foreign tax rate differential	3,244	6,262	5,992
Tax incentives	(3,779)	(6,378)	(2,681)
Valuation allowances	(292)	2,616	(3,269)
Stock-based and other compensation	3,347	897	2,958
Litigation and other non-deductible expenses	1,770	(238)	(1,007)
Tax credits	321	117	875
Tax contingencies	2,333	2,108	(5,652)
Change in fair value of future tranche right	—	(3,320)	11,791
Changes in tax laws	9	1,552	—
U.S. tax effects of foreign operations	18,642	13,480	3,828
Other, net	(608)	(301)	818
Total provision for income taxes	$39,103	$23,853	$6,937
Effective income tax rate	71.4%	60.4%	(16.6)%

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

In total, tax incentives decreased our effective tax rate by 6.9% and 16.1% for the years ended January 31, 2023 and 2022, and increased our effective tax rate by 6.4% for the year ended January 31, 2021, respectively. The negative benefit is a result of taxable losses in Israel.

Deferred tax assets and liabilities consisted of the following at January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
Deferred tax assets:
Accrued expenses	$4,506	$4,464
Operating lease liabilities	7,974	9,275
Loss carryforwards	20,483	21,764
Tax credits	5,408	5,780
Stock-based and other compensation	3,963	6,802
Capitalized research and development expenses	18,669	2,253
Other, net	995	1,082
Total deferred tax assets	61,998	51,420
Deferred tax liabilities:
Prepaid expenses	(2,600)	(1,885)
Depreciation of property and equipment	(2,732)	(670)
Deferred cost of revenue	(9,707)	(8,531)
Goodwill and other intangible assets	(20,607)	(23,063)
Unremitted earnings of foreign subsidiaries	(1,784)	(970)
Operating lease right-of-use assets	(5,241)	(4,959)
Total deferred tax liabilities	(42,671)	(40,078)
Valuation allowance	(20,357)	(20,711)
Net deferred tax liabilities	$(1,030)	$(9,369)

Recorded as:
Deferred tax assets	$10,719	$8,091
Deferred tax liabilities	(11,749)	(17,460)
Net deferred tax liabilities	$(1,030)	$(9,369)

As required by the 2017 Tax Cuts and Jobs Act, effective February 1, 2022 certain research and development expenditures were capitalized and amortized for U.S. income tax purposes. These expenditures are the primary component of the capitalized research and development deferred tax asset. In addition, the presentation of several January 31, 2022 deferred tax components has been updated to correspond to the presentation as of January 31, 2023.

At January 31, 2023, we had U.S. federal NOL carryforwards of approximately $162.3 million. Except for $13.6 million of NOLs that can be carried forward indefinitely, these loss carryforwards expire in various years ending from January 31, 2024 to January 31, 2037. We had state NOL carryforwards of approximately $172.0 million. Except for $4.5 million of NOLs that can be carried forward indefinitely, those loss carryforwards expire in various years ending from January 31, 2024 to January 31, 2041. We had foreign NOL carryforwards of approximately $38.6 million. At January 31, 2023, all but $2.4 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $8.4 million at January 31, 2023, the utilization of which is subject to limitation. At January 31, 2023, approximately $2.7 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $5.7 million expires in various years ending from January 31, 2024 to January 31, 2037.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2023, and withholding taxes of $2.0 million accrued as of January 31, 2023 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-

than- not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in certain state and foreign jurisdictions. We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal. We have recorded valuation allowances in the amounts of $20.4 million and $20.7 million at January 31, 2023 and 2022, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2023 and 2022:

	Year Ended January 31,
(in thousands)	2023	2022
Valuation allowance, beginning of year	$(20,711)	$(16,761)
Income tax benefit (provision)	292	(2,616)
Fair value of derivatives and convertible debt instruments	—	(1,139)
Currency translation adjustment and other	62	(195)
Valuation allowance, end of year	$(20,357)	$(20,711)

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

For the years ended January 31, 2023, 2022, and 2021, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Gross unrecognized tax benefits, beginning of year	$84,229	$84,847	$85,327
Increases related to tax positions taken during the current year	645	672	706
Increases related to tax positions taken during prior years	4,260	430	—
(Decreases) increases related to foreign currency exchange rates	(404)	45	136
Reductions for tax positions of prior years	(84)	(152)	(193)
Lapses of statutes of limitations	(718)	(1,613)	(1,129)
Gross unrecognized tax benefits, end of year	$87,928	$84,229	$84,847

During the fourth quarter of the year ended January 31, 2023, we identified and recorded a $4.7 million out-of-period adjustment related to uncertain tax positions associated with Cognyte in fiscal years prior to the Spin-Off. We recorded a corresponding indemnification asset, within other assets in our consolidated balance sheet, as we are indemnified by Cognyte under the Tax Matters Agreement for this uncertain tax position. We also recorded a $5.7 million adjustment to increase additional paid-in capital and accumulated deficit in stockholders’ equity during the fourth quarter of the year ended January 31, 2023 in connection with this adjustment. The impact of these adjustments was not material, individually or in the aggregate, to any of our previously issued consolidated financial statements.

We had unrecognized income tax benefits of $87.9 million (excluding interest and penalties) as of January 31, 2023, that, if recognized, would impact the effective income tax rate. We recorded $1.4 million, $0.5 million, and $0.4 million of tax expense for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2023, 2022, and 2021, respectively. The accrued liability for interest and penalties was $5.2 million and $3.4 million at January 31, 2023 and 2022, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the consolidated statements of operations.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2020. In the United States, with the exception of the 2017 year currently under examination, our federal returns are no longer subject to income tax examination for years prior to January 31, 2020. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized.

As of January 31, 2023, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
United Kingdom	December 31, 2006, January 31, 2008
India	March 31, 2008, March 31, 2010 - March 31, 2013, March 31, 2017, March 31, 2020
Israel	January 31, 2019 - January 31, 2021
Brazil	December 31, 2018
United States	January 31, 2018

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at January 31, 2023 could decrease by approximately $7.2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made. See Note 2, “Discontinued Operations” for discussion related to the Tax Matters Agreement entered into between us and Cognyte as a result of the Spin-Off.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions. However, we previously deferred the payment of employer payroll taxes. The balance of the deferred employer payroll taxes was paid during the year ended January 31, 2023.

The Inflation Reduction Act (“Act”) was enacted and signed into U.S. law on August 16, 2022. The Act includes tax provisions that may impact us in the future including a 15% corporate alternative minimum tax on book income and a 1% excise tax on stock repurchases, net of certain stock issuances, made after December 31, 2022. We are assessing the potential impact of the Act, but do not believe it will have a material impact on our consolidated financial statements.

14.FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2023 and 2022:

	January 31, 2023
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$96,941	$—	$—
Commercial paper, classified as cash and cash equivalents	—	50,869	—
Foreign currency forward contracts	—	19	—
Contingent consideration receivable	—	8	—
Total assets	$96,941	$50,896	$—
Liabilities:
Foreign currency forward contracts	$—	$124	$—
Contingent consideration — business combinations	—	—	12,717
Total liabilities	$—	$124	$12,717

	January 31, 2022
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$127,041	$—	$—
Commercial paper, classified as cash and cash equivalents	—	29,995	$—
Foreign currency forward contracts	—	33	—
Contingent consideration receivable	—	—	271
Total assets	$127,041	$30,028	$271
Liabilities:
Foreign currency forward contracts	$—	$91	$—
Contingent consideration — business combinations	—	7,776	—
Total liabilities	$—	$7,867	$—

In January 2020, we completed the sale of an insignificant subsidiary. In accordance with the terms of the sale agreement, 100% of the aggregate purchase price is contingent in nature based on a percentage of net sales of the former subsidiary’s products during the thirty-six month period following the transaction closing. We include the fair value of the contingent consideration receivable within prepaid expenses and other current assets on our consolidated balance sheets. As of January 31, 2023, the fair value of the contingent consideration receivable, which was immaterial, was based on actual achievement through the performance period ended January 31, 2023, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. We received payments of $0.3 million, and the change in the estimated fair value of this contingent receivable was not material, during the years ended January 31, 2023 and 2022. The estimated fair value of this asset as of January 31, 2022 was $0.3 million.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2023 and 2022:

	Year Ended January 31,
(in thousands)	2023	2022
Fair value measurement, beginning of year	$—	$15,704
Contingent consideration liabilities recorded for business combinations	12,184	900
Changes in fair values, recorded in operating expenses	408	883
Payments of contingent consideration	—	(9,560)
Foreign currency translation and other	125	(151)
Transfer of contingent consideration liability to Level 2 of the fair value hierarchy	—	(7,776)
Fair value measurement, end of year	$12,717	$—

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

As of January 31, 2022, the $7.8 million fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2022, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. Payments of contingent consideration earned under these agreements were $7.5 million during the year ended January 31, 2023. We recorded a benefit of $0.2 million for changes in the fair values of contingent consideration obligations associated with business combinations and $0.1 million for changes due to foreign currency translation for the year ended January 31, 2023.

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

Contingent Consideration Assets and Liabilities - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 6.6% to 7.6%, with a weighted average discount rate of 6.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2023. We utilized discount rates ranging from 3.5% to 3.9%, with a weighted average discount rate of 3.7% in our calculation of the estimated fair value of our contingent consideration assets as of January 31, 2022.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Term Loan borrowing was approximately $100 million at January 31, 2023 and 2022. The estimated fair values of the Term Loan borrowings are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our Term Loan trades. The indicative prices provided to us as at each of January 31, 2023 and 2022 did not significantly differ from par value. The estimated fair value of borrowings under our Revolving Credit Facility, if any, is based upon indicative market values provided by one of our lenders.

The estimated fair values of our 2021 Notes were approximately $282.0 million and $330.0 million at January 31, 2023 and 2022, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

During the three months ended July 31, 2022, we commenced plans to sell an approximately 50,000-square foot office building. In November 2022, we completed the sale of the office building and removed the carrying value of approximately $0.9 million from our consolidated balance sheet, which was included within property and equipment, net. We recorded an impairment loss of $2.0 million which adjusted the carrying amount of the asset to its fair value less costs to sell, of which $1.8 million was recorded within selling, general, and administrative expenses and $0.2 million was recorded within other income (expense), net in our consolidated statement of operations for the year ended January 31, 2023.

Investments

As of January 31, 2023, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million. These investments are included within other assets on the consolidated balance sheets. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2023. As of January 31, 2022, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million, of which $4.4 million was remeasured to fair value based on an observable transaction during the year ended January 31, 2022. These investments were included within other assets on the consolidated balance sheet as of January 31, 2022. An unrealized gain of $3.1 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the consolidated statement of operations for the year ended January 31, 2022. We did not recognize any impairments during the years ended January 31, 2023 and 2022.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.8 million and $7.4 million as of January 31, 2023 and 2022, respectively.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2023 and 2022 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2023	2022
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$19	$33
Total derivative assets		$19	$33

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$124	$91
Total derivative liabilities		$124	$91

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2023, 2022, and 2021 were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(707)	$85	$323
Interest rate swap agreement	—	—	(7,535)
	$(707)	$85	$(7,212)
Net (losses) gains reclassified from AOCL to the consolidated statements of operations:
Foreign currency forward contracts	$(660)	$232	$267
Interest rate swap agreement	—	(16,669)	(4,367)
	$(660)	$(16,437)	$(4,100)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 11, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at January 31, 2023 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2023, 2022, and 2021 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2023	2022	2021
Interest rate swap agreements	Other income (expense), net	$—	$(14,374)	$(1,267)
		$—	$(14,374)	$(1,267)

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Component of income before provision for income taxes:
Cost of revenue - recurring	$2,856	$1,999	$1,109
Cost of revenue - nonrecurring	2,806	3,029	2,184
Research and development, net	12,576	7,565	3,918
Selling, general and administrative	57,876	52,672	37,989
Total stock-based compensation expense	76,114	65,265	45,200
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	12,368	10,615	6,684
Total stock-based compensation, net of taxes	$63,746	$54,650	$38,516

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Restricted stock units and restricted stock awards	$68,258	$58,678	$47,598
Stock bonus program and bonus share program	7,793	6,568	(2,390)
Total equity-settled awards	76,051	65,246	45,208
Phantom stock units (cash-settled awards)	63	19	(8)
Total stock-based compensation expense	$76,114	$65,265	$45,200

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

We recorded $0.6 million and $2.5 million of net excess tax benefits for the years ended January 31, 2023 and 2022, respectively, and a $0.9 million net excess tax deficiency for the year ended January 31, 2021 resulting from our Stock Plans as a component of income tax expense.

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

RSUs, PSUs, or phantom stock units that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such awards were insignificant at January 31, 2023, 2022, and 2021.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
	2023		2022		2021
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,454	$42.99	2,950	$35.97	1,879	$52.96
Granted	1,743	$54.98	1,540	$48.01	1,469	$47.30
Released	(1,733)	$42.13	(1,800)	$36.14	(1,125)	$47.53
Forfeited	(234)	$48.86	(236)	$40.23	(206)	$52.59
Ending balance	2,230	$52.42	2,454	$42.99	2,017	$51.90

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

The beginning balance of the shares and the respective weighted-average grant date fair value for the year ended January 31, 2021 reflects the shares and fair values on the original date of grant without adjustment.

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of January 31, 2023, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2023, 2022, and 2021 (these amounts are also included in the Award Activity Table above for 2023, 2022, and 2021):

	Year Ended January 31,
(in thousands)	2023	2022	2021
Beginning balance	547	743	423
Granted	278	212	297
Released	(279)	(381)	(182)
Forfeited	(14)	(27)	(27)
Ending balance	532	547	511

Consistent with the table above, the beginning balance of the outstanding shares for the year ended January 31, 2022 reflects the adjusted shares based on an adjustment ratio of approximately 1.45 as a result of the Spin-Off on February 1, 2021. The beginning balance of the outstanding shares of the year ended January 31, 2021 reflects the number of shares on the date of grant without adjustment.

Excluding PSUs, we granted 1,465,000 RSUs during the year ended January 31, 2023.

As of January 31, 2023, there was approximately $80.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

We did not grant stock options during the years ended January 31, 2023, 2022, and 2021, and activity from stock options awarded in prior periods was not material during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2023, 2022, and 2021 was not significant.

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

Stock Bonus Program and Bonus Share Program

Our stock bonus program permits eligible employees to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers are eligible to participate in this program to the extent that capacity remains available under the program following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount determined by the board of directors each year (the “discount”). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock. Shares earned under the program are issued after the end of the performance period, in the subsequent fiscal year.

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

For bonuses in respect of the year ended January 31, 2020, our board of directors approved the use of up to 305,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 shares of common stock, and a discount of 15%, approved for awards under our stock bonus program. We issued 32,000 shares in lieu of cash bonuses and 3,000 shares for the discount feature under the stock bonus program in the year ended January 31, 2021, in respect of the performance period ended January 31, 2020. Approximately 272,000 shares of common stock were awarded and released under the bonus share program during the year ended January 31, 2021, in respect of the performance period ended January 31, 2020.

For bonuses in respect of the year ended January 31, 2021, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program. However, these two programs were not used for the performance period ended January 31, 2021, and no shares were issued during the year ended January 31, 2022. Bonuses in respect of the year ended January 31, 2021 were paid solely in cash.

For bonuses in respect of the year ended January 31, 2022, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 300,000 shares of common stock, and a discount of 15%, approved for awards under our stock bonus program. We issued approximately 119,000 shares under the stock bonus program during the three months ended July 31, 2022, in respect of the performance period ended January 31, 2022. The bonus share program was not used, and no shares were issued under this program, in respect of the performance period ended January 31, 2022.

The following table summarizes activity under the stock bonus program during the years ended January 31, 2023, 2022, and 2021 in isolation from other share activity. As noted above, shares issued in a given fiscal year are in respect of the prior fiscal year’s program period. Also, as noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2023	2022	2021
Shares in lieu of cash bonus — granted and released (not included in the Award Activity Table above)	119	—	32
Shares in respect of discount (included in the Award Activity Table above):
Granted	12	—	—
Released	10	—	3

For bonuses in respect of the year ended January 31, 2023, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 shares of common stock, and a discount of 15%, approved for awards under our stock bonus program. Any shares earned under these programs for the performance period ended January 31, 2023 will be issued during the first half of the year ending January 31, 2024.

In March 2023, our board of directors approved up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2024. Any shares earned under these programs will be issued during the year ending January 31, 2025.

The combined accrued liabilities for the stock bonus program and the bonus share program was $7.9 million and $6.5 million at January 31, 2023 and 2022, respectively.

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

Our matching contribution expenses for our 401(k) Plan were $2.7 million, $2.6 million, and $2.6 million for the years ended January 31, 2023, 2022, and 2021, respectively.

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

Severance expenses for our Israeli employees for the years ended January 31, 2023, 2022, and 2021 were $1.6 million, $1.3 million, and $1.1 million, respectively.

17.LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 to 3 years. As of January 31, 2023 and 2022, assets recorded under finance leases were $10.7 million and $14.4 million, respectively. As of January 31, 2023 and 2022, accumulated depreciation associated with finance leases was $4.9 million and $5.0 million, respectively.

The components of lease expenses for the years ended January 31, 2023, 2022, and 2021 were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Operating lease expenses	$16,301	$24,241	$28,617
Finance lease expenses:
Amortization of right-of-use assets	3,057	3,223	2,295
Interest on lease liabilities	188	260	312
Total finance lease expenses	3,245	3,483	2,607
Variable lease expenses	6,318	6,344	5,504
Short-term lease expenses	774	1,055	584
Sublease income	(267)	(1,804)	(966)
Total lease expenses	$26,371	$33,319	$36,346

During the years ended January 31, 2023, 2022, and 2021, we exited certain leased offices primarily due to our workforce operating under remote work environments in certain locations due to the COVID-19 pandemic, which resulted in the recognition of accelerated operating lease costs of $8.3 million, $9.8 million, and $2.4 million, respectively. Operating lease expenses for the year ended January 31, 2021 included $6.9 million of indirect shared facility expenses, which were no longer a component of lease cost subsequent to the completion of the Spin-Off.

Other information related to leases was as follows:

	Year Ended January 31,
(dollars in thousands)	2023	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,261	$19,360	$21,243
Operating cash flows from finance leases	187	260	312
Financing cash flows from finance leases	2,870	3,189	2,389
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,490	$11,282	$7,619
Finance leases	647	4,041	903
Weighted average remaining lease terms
Operating leases	7 years	3 years	6 years
Finance leases	2 years	3 years	3 years
Weighted average discount rates
Operating leases	6.2%	4.8%	5.8%
Finance leases	3.6%	3.8%	4.0%

Maturities of lease liabilities as of January 31, 2023 were as follows:

	January 31, 2023
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2024	$9,925	$1,954
2025	10,419	1,571
2026	8,294	719
2027	7,340	102
2028	9,616	—
Thereafter	16,826	—
Total future minimum lease payments	62,420	4,346
Less: imputed interest	(13,711)	(190)
Total	$48,709	$4,156

Reported as of January 31, 2023:
Accrued expenses and other current liabilities	$7,965	$1,848
Operating lease liabilities	40,744	—
Other liabilities	—	2,308
Total	$48,709	$4,156

As of January 31, 2023, we have additional operating leases for vehicles that have not yet commenced with future lease obligations of $0.1 million, and an additional finance lease for equipment that has not yet commenced with future lease obligations of $0.2 million. These leases will commence in the year ending January 31, 2024 and have a lease terms of 3 years.

18.COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are typically fulfilled by our vendors within a relatively short time horizon. As of January 31, 2023, our unconditional purchase obligations totaled approximately $230.9 million.

Licenses and Royalties

We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities.

Historically, we have received non-refundable grants from the Israeli Innovation Authority (“IIA”) that funded a portion of our research and development expenditures. The Israeli law under which the IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal penalties. Funds received from the IIA were recorded as a reduction to research and development expenses and amounts received were not material during the years ended January 31, 2023, 2022 and 2021.

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2023, we had approximately $1.8 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2023, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

At the recommendation of the District Court, in June 2022, the parties conducted another round of mediation in New York. On July 10, 2022, the parties reached an agreement to settle the matter on terms set forth in a settlement agreement that was executed by all parties and submitted a motion for approval of the settlement agreement to the District Court. Under the terms of the settlement agreement, subject to full and final waiver, Mavenir Inc. and/or Comverse, Inc. and/or Mavenir Ltd. agreed to pay a total of $16.0 million (such amount to be paid in three phases as set forth in the settlement agreement) as compensation to the plaintiffs and members of the class. The compensation amount is comprehensive, final and absolute and includes within it all the amounts and expenses to be paid in connection with the settlement agreement. Under the terms of an associated guaranty agreement, Verint has guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors. On February 7, 2023, the District Court approved the settlement without material changes. As of the date of this report, the first installment of the compensation amount had been paid by Mavenir, leaving two installments of approximately $4.7 million each to be paid between September 2023 and April 2024.

Under the terms of the Separation and Distribution Agreement entered into between Verint and Cognyte, Cognyte has agreed to indemnify Verint for Cognyte’s share of any losses that Verint may suffer related to the foregoing legal actions either in its capacity as successor to CTI, to the extent not indemnified by Mavenir, or due to its former ownership of Cognyte and VSL.

As of January 31, 2023, we recorded a liability of $16.0 million, $11.3 million of which is included within accrued expenses and other current liabilities, and $4.7 million of which is included in other liabilities, and an offsetting indemnification receivable of $16.0 million, $11.3 million of which is included in prepaid expenses and other current assets, and $4.7 million of which is included in other assets on our consolidated balance sheets. There was no impact to our consolidated statement of operations.

Unfair Competition Litigation and Related Investigation

On February 14, 2022, the U.S District Court for the Eastern District of Michigan issued negative partial summary judgment decisions in two cases pending against Verint Americas Inc., as successor to ForeSee Results, Inc. (“ForeSee”). On July 19, 2022, the court also denied ForeSee’s motions for reconsideration of these rulings.

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

On January 31, 2023, the court orally denied Verint’s request to consolidate the ACSI and CFI trials, and issued a written Order to this effect on February 17, 2023. The court has set the ACSI trial date for April 26, 2023. The court has not provided a revised CFI trial scheduling order, including with respect to setting a trial date. The parties participated in court-ordered mediation on February 28, 2023, but were unable to reach resolution of the matter. ForeSee continues to believe that there are substantial defenses to the claims in the ACSI LLC and CFI litigations and intends to continue to defend them vigorously.

While we cannot estimate a possible loss, if any, that may result from the ACSI and CFI complaints against us, as of January 31, 2023, we have accrued $3.5 million, which represents our current estimate of the low end of a range for potential losses associated with these matters. While an ultimate loss in excess of the accrued amount is reasonably possible, a high end of the range cannot be reasonably estimated at this time. We have also recorded a $3.5 million insurance recovery receivable related to these matters, as this probable loss amount would be expected to be covered under one of our existing insurance policies. There was no net impact on our consolidated statements of operations related to these matters.

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

Verint was also informed that the U.S. Attorney’s Office for the Eastern District of Michigan’s Civil Division (“USAO”) is conducting a False Claims Act investigation concerning allegations ForeSee and/or Verint failed to provide the federal government the services described in certain government contracts related to ForeSee’s products inherited by Verint in the acquisition. Verint received a Civil Investigation Demand (“CID”) in connection with this investigation and provided responses. The False Claims Act contains provisions that allow for private persons (“relators”) to initiate actions by filing claims under seal. We believe that this investigation was initiated in coordination with the Eastern District of Michigan litigation discussed above. Verint continues to work cooperatively with the USAO in its review of this matter. In March 2023, Verint and the Assistant U.S. Attorney overseeing this investigation reached an agreement in principle to resolve this matter. The proposed settlement, which would result in the payment by Verint of $7.0 million and would contain a statement of no admission to liability, is subject to definitive documentation as well as review and approval by the USAO, potential objection by any relators, and approval by a court if the investigation is in connection with a lawsuit initiated by a relator. The $7.0 million proposed settlement amount is expected to be covered under one of our existing insurance policies.

As further discussed in Note 20, “Subsequent Event”, the settlement in principle with the Department of Justice in March 2023 is a recognizable subsequent event and therefore we recognized a $7.0 million legal settlement liability with a corresponding insurance recovery receivable in our consolidated balance sheet as of January 31, 2023. There was no impact on our consolidated statements of operations related to this settlement.

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

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Americas:
United States	$572,837	$552,680	$515,480
Other	56,557	48,043	54,470
Total Americas	629,394	600,723	569,950
EMEA:
United Kingdom	99,360	100,606	100,855
Other	82,680	79,560	72,361
Total EMEA	182,040	180,166	173,216
APAC	90,811	93,620	87,081
Total revenue	$902,245	$874,509	$830,247

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2023 and 2022:

	January 31,
(in thousands)	2023	2022
United States	$50,917	$50,241
United Kingdom	7,244	9,225
Other countries	6,649	4,624
Total property and equipment, net	$64,810	$64,090

Significant Customers

No end-customer represented more than 10% of our total revenue during the years ended January 31, 2023, 2022, and 2021. In the year ended January 31, 2021, we had an authorized global reseller of our solutions that represented approximately 10% of our total revenue, but did not represent 10% or greater of our total revenue for the years ended January 31, 2023 or 2022.

20.SUBSEQUENT EVENT

As discussed in further detail in Note 18, “Commitments and Contingencies”, in March 2023, Verint and the Assistant U.S. Attorney overseeing a False Claims Act investigation (concerning allegations ForeSee and/or Verint failed to provide the federal government the services described in certain government contracts related to ForeSee’s products inherited by Verint in the acquisition) reached an agreement in principle to resolve such matter. The proposed settlement, which would result in the payment by Verint of $7.0 million and would contain a statement of no admission to liability, is subject to definitive documentation as well as review and approval by the USAO, potential objection by any relators, and approval by a court if the investigation is in connection with a lawsuit initiated by a relator.

The $7.0 million proposed settlement amount is expected to be covered under one of our existing insurance policies. The proposed settlement was a recognizable subsequent event to the year ended January 31, 2023 in accordance with Topic ASC 855, Subsequent Events. Accordingly, as of January 31, 2023, we recorded a legal settlement liability of $7.0 million reported in accrued expenses and other current liabilities, and a corresponding insurance recovery receivable in prepaid expenses and other current assets on our consolidated balance sheets. The loss accrual and insurance recovery are offset within selling, general and administrative expenses in our consolidated statements of operations for the year ended January 31, 2023, resulting in a net $0 impact.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2023. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2023. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2023, of the Company and our report dated March 29, 2023, expressed an unqualified opinion on those financial statements.

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
March 29, 2023

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Proposal No. 1 - Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2023 (the “2023 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2023.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (3)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)

Equity compensation plans approved by security holders	2,229,510	$—	7,503,827	(2)
Equity compensation plans not approved by security holders	—		—

Total	2,229,510		7,503,827

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

(3) Performance-based awards are included at the target vesting level.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2023 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.3	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
3.4	First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 7, 2020
3.5	Certificate of Amendment to First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on December 10, 2020
3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Perpetual Preferred Stock	Form 8-K filed on April 6. 2021
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form 10-Q filed on September 7, 2022
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Description of Verint Systems Inc. Capital Stock	Form 10-K filed on March 31, 2020
4.3	Indenture, dated as of April 9, 2021, by and between Verint Systems Inc. and Wilmington Trust, National Association, as trustee	Form 8-K filed on April 9, 2021
4.4	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	Form 8-K filed on April 9, 2021

Number	Description	Filed Herewith / Incorporated by Reference from

4.5	Form of Capped Call Confirmation	Form 8-K filed on April 9, 2021
10.1	Form of Indemnification Agreement	Form 10-Q filed on December 6, 2018
10.2	Verint Systems Inc. 2019 Long-Term Stock Incentive Plan	Form 8-K filed on June 24, 2019
10.3	Verint Systems Inc. Stock Bonus Program**	Form 10-K filed on March 31, 2021
10.4	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.5	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.6	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Form 10-K filed on March 31, 2021
10.7	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Form 10-K filed on March 31, 2021
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Form 10-K filed on March 29, 2022
10.9	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Form 10-K filed on March 29, 2022
10.10	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.11
First Amendment, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.12
Second Amendment, dated June 8, 2020, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on June 9, 2020
10.13
Third Amendment, dated April 9, 2021, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent*
Form 8-K filed on April 9, 2021
10.14	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.15	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.16	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.17	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.18	CFO Transition Agreement, dated as of December 20, 2022, between Verint Systems Inc. and Douglas Robinson**	Form 8-K/A filed on December 20, 2022
10.19	Employment Agreement, dated as of December 20, 2022, between Verint Systems Inc. and Grant Highlander**	Form 8-K/A filed on December 20, 2022
10.20	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ended January 31, 2022 and Subsequent**	Form 10-K filed on March 31, 2021
10.21	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.22	Investment Agreement, dated December 4, 2019, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K/A filed on December 5, 2019
10.23	Registration Rights Agreement, dated May 7, 2020, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K filed on May 7, 2020

Number	Description	Filed Herewith / Incorporated by Reference from

10.24	Separation and Distribution Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.25	Tax Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.26	Employee Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.27	Transition Services Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.28	Intellectual Property Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.29	Trademark Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

March 29, 2023	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 29, 2023	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 29, 2023
Dan Bodner	(Principal Executive Officer)

/s/ Grant Highlander	Chief Financial Officer	March 29, 2023
Grant Highlander	(Principal Financial Officer and Principal Accounting Officer)

/s/ Linda Crawford	Director	March 29, 2023
Linda Crawford

/s/ John R. Egan	Director	March 29, 2023
John R. Egan

/s/ Reid French, Jr.	Director	March 29, 2023
Reid French, Jr.

/s/ Stephen J. Gold	Director	March 29, 2023
Stephen J. Gold

/s/ William H. Kurtz	Director	March 29, 2023
William H. Kurtz

/s/ Andrew Miller	Director	March 29, 2023
Andrew Miller

/s/ Richard Nottenburg	Director	March 29, 2023
Richard Nottenburg

/s/ Kristen Robinson	Director	March 29, 2023
Kristen Robinson

/s/ Jason Wright	Director	March 29, 2023
Jason Wright