Form 10-Q
period 2023-04-30
VERINT SYSTEMS INC
filed 2023-06-07
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2023
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

There were 64,286,441 shares of the registrant’s common stock outstanding on May 15, 2023.

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
•risks that our customers or partners delay, downsize, cancel, or refrain from placing orders, or renewing subscriptions or contracts, or are unable to honor contractual commitments or payment obligations due to challenges or uncertainties in their budgets, liquidity, or businesses;
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
•challenges associated with selling sophisticated solutions and cloud-based solutions, which may incorporate newer technologies whose adoption and use-cases are still emerging, including with respect to longer sales cycles, more complex sales processes and customer approval processes, more complex contractual and information security requirements, and assisting customers in understanding and realizing the benefits of our solutions and technologies, as well as with developing, offering, implementing, and maintaining an enterprise-class, broad solution portfolio;
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
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2023. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2023	2023
Assets
Current Assets:
Cash and cash equivalents	$260,719	$282,099
Short-term investments	3,646	697
Accounts receivable, net of allowance for credit losses of $1.4 million and $1.3 million, respectively	157,786	188,414
Contract assets, net	58,862	60,444
Inventories	13,553	12,628
Prepaid expenses and other current assets	62,079	75,374
Total current assets	556,645	619,656
Property and equipment, net	61,511	64,810
Operating lease right-of-use assets	35,128	37,649
Goodwill	1,354,761	1,347,213
Intangible assets, net	77,457	85,272
Other assets	152,913	159,001
Total assets	$2,238,415	$2,313,601

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$33,878	$43,631
Accrued expenses and other current liabilities	152,761	155,944
Contract liabilities	254,418	271,476
Total current liabilities	441,057	471,051
Long-term debt	409,672	408,908
Long-term contract liabilities	15,914	18,047
Operating lease liabilities	39,198	40,744
Other liabilities	72,865	80,381
Total liabilities	978,706	1,019,131
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at April 30, 2023 and January 31, 2023, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at April 30, 2023 and January 31, 2023, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at April 30, 2023 and January 31, 2023, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at April 30, 2023 and January 31, 2023, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 64,286,000 and 65,404,000 shares; outstanding 64,286,000 and 65,404,000 shares at April 30, 2023 and January 31, 2023, respectively.	64	65
Additional paid-in capital	1,008,498	1,055,157
Accumulated deficit	(42,038)	(45,333)
Accumulated other comprehensive loss	(145,589)	(154,099)
Total Verint Systems Inc. stockholders' equity	820,935	855,790
Noncontrolling interest	2,453	2,359
Total stockholders' equity	823,388	858,149
Total liabilities, temporary equity, and stockholders' equity	$2,238,415	$2,313,601

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2023	2022
Revenue:
Recurring	$166,439	$159,367
Nonrecurring	50,127	58,539
Total revenue	216,566	217,906
Cost of revenue:
Recurring	39,643	41,028
Nonrecurring	26,795	32,068
Amortization of acquired technology	1,965	3,639
Total cost of revenue	68,403	76,735
Gross profit	148,163	141,171
Operating expenses:
Research and development, net	31,782	30,947
Selling, general and administrative	101,279	102,882
Amortization of other acquired intangible assets	6,330	6,844
Total operating expenses	139,391	140,673
Operating income	8,772	498
Other income (expense), net:
Interest income	1,982	199
Interest expense	(2,781)	(1,501)
Other income, net	24	1,674
Total other (expense) income, net	(775)	372
Income before provision for income taxes	7,997	870
Provision for income taxes	4,363	296
Net income	3,634	574
Net income attributable to noncontrolling interests	339	288
Net income attributable to Verint Systems Inc.	3,295	286
Dividends on preferred stock	(5,200)	(5,200)
Net loss attributable to Verint Systems Inc. common shares	$(1,905)	$(4,914)

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

Weighted-average common shares outstanding:
Basic	64,940	64,947
Diluted	64,940	64,947

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2023	2022
Net income	$3,634	$574
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	8,612	(29,890)
Net decrease from foreign exchange contracts designated as hedges	(123)	(188)
Benefit from income taxes on net decrease from foreign exchange contracts designated as hedges	21	33
Other comprehensive income (loss)	8,510	(30,045)
Comprehensive income (loss)	12,144	(29,471)
Comprehensive income attributable to noncontrolling interests	339	288
Comprehensive income (loss) attributable to Verint Systems Inc.	$11,805	$(29,759)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2023	65,404	$65	$1,055,157	$—	$(45,333)	$(154,099)	$855,790	$2,359	$858,149
Net income	—	—	—	—	3,295	—	3,295	339	3,634
Other comprehensive income	—	—	—	—	—	8,510	8,510	—	8,510
Stock-based compensation — equity-classified awards	—	—	13,436	—	—	—	13,436	—	13,436
Common stock issued for stock awards and stock bonuses	475	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,593)	(1)	(60,095)	—	—	—	(60,096)	—	(60,096)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2023	64,286	$64	$1,008,498	$—	$(42,038)	$(145,589)	$820,935	$2,453	$823,388

Balances as of January 31, 2022	66,211	$66	$1,125,152	$—	$(54,509)	$(118,515)	$952,194	$2,385	$954,579
Net income	—	—	—	—	286	—	286	288	574
Other comprehensive loss	—	—	—	—	—	(30,045)	(30,045)	—	(30,045)
Stock-based compensation — equity-classified awards	—	—	16,011	—	—	—	16,011	—	16,011
Common stock issued for stock awards and stock bonuses	466	1	(1)	—	—	—	—	—	—
Treasury stock acquired	(2,000)	—	—	(105,666)	—	—	(105,666)	—	(105,666)
Balances as of April 30, 2022	64,677	$67	$1,141,162	$(105,666)	$(54,223)	$(148,560)	$832,780	$2,673	$835,453

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$3,634	$574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,503	18,048
Stock-based compensation, excluding cash-settled awards	14,814	18,364
Losses on early retirements of debt	237	—
Other, net	45	2,163
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	31,124	41,766
Contract assets	1,923	4,024
Inventories	(937)	68
Prepaid expenses and other assets	21,278	(8,686)
Accounts payable and accrued expenses	(6,821)	(5,694)
Contract liabilities	(19,245)	(9,645)
Deferred income taxes	90	(1,074)
Other, net	(3,638)	(5,982)
Net cash provided by operating activities	60,007	53,926

Cash flows from investing activities:
Purchases of property and equipment	(4,923)	(5,224)
Maturities and sales of investments	232	250
Purchases of investments	(3,180)	(250)
Cash paid for capitalized software development costs	(1,868)	(2,003)
Change in restricted bank time deposits, and other investing activities, net	(1,019)	20
Net cash used in investing activities	(10,758)	(7,207)

Cash flows from financing activities:
Proceeds from borrowings	100,000	—
Repayments of borrowings and other financing obligations	(100,530)	(775)
Payments of debt-related costs	(9)	(93)
Purchases of treasury stock and common stock for retirement	(60,294)	(105,213)
Preferred stock dividend payments	(10,400)	(10,400)
Distributions paid to noncontrolling interest	(245)	—
Payments of contingent consideration for business combinations (financing portion), and other financing activities	(8)	(1,549)
Net cash used in financing activities	(71,486)	(118,030)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	859	(2,431)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(21,378)	(73,742)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	282,161	358,868
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$260,783	$285,126

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$260,719	$285,046
Restricted cash and cash equivalents included in prepaid expenses and other current assets	6	23
Restricted cash and cash equivalents included in other assets	58	57
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$260,783	$285,126

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

Through the Verint Customer Engagement Cloud Platform, we offer our customers and partners solutions that are based on artificial intelligence (“AI”) and are developed specifically for customer engagement. These solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience. Our solutions are used by approximately 10,000 organizations in over 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as small to medium sized business organizations.

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,200 passionate employees plus a few hundred contractors around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

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

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of April 30, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.0%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended April 30, 2023 and 2022, and the condensed consolidated balance sheet as of April 30, 2023, are not audited but reflect all adjustments that, in the opinion of management, are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2023 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2023. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2023 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended April 30, 2023, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. We adopted this standard on a prospective basis for the annual and interim periods beginning February 1, 2023. The adoption of this standard did not have any impact on our condensed consolidated financial statements as the ultimate impact is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed prior to the adoption date.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting from December 31, 2022 to December 31, 2024. We expect to elect various optional expedients for contract modifications related to financial instruments affected by the reference rate reform through the effective date of December 31, 2024, as extended by ASU 2022-06. The application of this guidance did not have any impact on our consolidated financial statements.

In August 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA establishes a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion and is effective for us in tax years beginning after December 31, 2022. We do not expect to be subject to the corporate minimum tax. In addition, the IRA also introduced a nondeductible 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. During the three months ended April 30, 2023 the calculated excise tax was $0.4 million and was recognized as part of the cost basis of shares acquired in our consolidated statement of stockholders' equity. We do not expect taxes due on future repurchases of our shares to have a material effect on our business.

New Accounting Pronouncements Not Yet Effective

There are no new accounting pronouncements not yet adopted or effective that are expected to have a material impact on our condensed consolidated financial statements and related disclosures.

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

	Three Months Ended April 30,
(in thousands)	2023	2022
Recurring revenue:
Bundled SaaS revenue	$59,453	$49,285
Unbundled SaaS revenue	57,695	45,445
Optional managed services revenue	12,865	15,913
Total cloud revenue	130,013	110,643
Support revenue	36,426	48,724
Total recurring revenue	166,439	159,367
Nonrecurring revenue:
Perpetual revenue	24,334	33,258
Professional services revenue	25,793	25,281
Total nonrecurring revenue	50,127	58,539
Total revenue	$216,566	$217,906

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	April 30, 2023	January 31, 2023
Accounts receivable, net	$157,786	$188,414
Contract assets, net	$58,862	$60,444
Long-term contract assets, net (included in other assets)	$35,845	$37,950
Contract liabilities	$254,418	$271,476
Long-term contract liabilities	$15,914	$18,047

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three months ended April 30, 2023 and 2022. As of April 30, 2023, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 22% and Partner B was approximately 15%. As of January 31, 2023, Partner A and Partner B each accounted for approximately 15% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the three months ended April 30, 2023 and 2022 from amounts included in contract liabilities at the beginning of each period was $101.5 million and $96.9 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	April 30, 2023	January 31, 2023
RPO:
Expected to be recognized within 1 year	$435,708	$464,346
Expected to be recognized in more than 1 year	256,195	262,695
Total RPO	$691,903	$727,041

3.    NET LOSS PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2023	2022
Net income	$3,634	$574
Net income attributable to noncontrolling interests	339	288
Net income attributable to Verint Systems Inc.	3,295	286
Dividends on preferred stock	(5,200)	(5,200)
Net loss attributable to Verint Systems Inc. for basic net loss per common share	(1,905)	(4,914)
Dilutive effect of dividends on preferred stock	—	—
Net loss attributable to Verint Systems Inc. for diluted net loss per common share	$(1,905)	$(4,914)

Weighted-average shares outstanding:
Basic	64,940	64,947
Dilutive effect of employee equity award plans	—	—
Dilutive effect of 2021 Notes	—	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	64,940	64,947

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2023	2022
Common shares excluded from calculation:
Stock options and restricted stock-based awards	2,080	1,571
Series A Preferred Stock	5,498	5,498
Series B Preferred Stock	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three months ended April 30, 2023, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes (as defined in Note 7, “Long-Term Debt”), and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes and Capped Calls appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net loss per common share for the three months ended April 30, 2023 and 2022, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2023 and January 31, 2023:

	April 30, 2023
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$148,871	$—	$—	$148,871
Money market funds	80,624	—	—	80,624
Commercial paper	30,975	—	—	30,975
U.S. Treasury bills	249	—	—	249
Total cash and cash equivalents	$260,719	$—	$—	$260,719

Short-term investments:
Bank time deposits	$3,646	$—	$—	$3,646
Total short-term investments	$3,646	$—	$—	$3,646

	January 31, 2023
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$134,289	$—	$—	$134,289
Money market funds	96,941	—	—	96,941
Commercial paper	50,869	—	—	50,869
Total cash and cash equivalents	$282,099	$—	$—	$282,099

Short-term investments:
Bank time deposits	$697	$—	$—	$697
Total short-term investments	$697	$—	$—	$697

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the three months ended April 30, 2023 and 2022, proceeds from maturities and sales of short-term investments were $0.2 million and $0.3 million, respectively.

5.    BUSINESS COMBINATIONS AND DIVESTITURES

Three Months Ended April 30, 2023

We did not complete any business combinations during the three months ended April 30, 2023.

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

The combined consideration for these business combinations was approximately $38.4 million, including $26.1 million of combined cash paid at the closings, contingent consideration with an estimated fair value of $12.2 million, and purchase price adjustments of $0.1 million. The combined consideration was partially offset by $4.2 million of combined cash received in the acquisitions. The contingent consideration had a maximum payout amount of approximately $21.4 million as of the respective acquisition dates, and is contingent upon the achievement of certain performance targets over periods extending through January 2026. Cash paid for these business combinations was funded by cash on hand.

The combined purchase prices were allocated to intangible assets, including the recognition of $6.0 million of developed technology, $4.2 million of customer relationships, and $0.1 million of trade names. The acquisitions resulted in the recognition of $25.6 million of goodwill, of which $5.1 million is deductible for income tax purposes and $20.5 million is not deductible. Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. We incurred approximately $0.2 million of acquisition related costs, which were recorded as selling, general, and administrative expenses for the three months ended April 30, 2023.

Revenue and net income (loss) attributable to these acquisitions for the three months ended April 30, 2023 were not material.

Other Business Combination Information

For the three months ended April 30, 2023 and 2022, we recorded a charge of $0.2 million and benefit of $0.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on our historical business combinations achieving certain objectives and milestones. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $12.9 million at April 30, 2023, of which $7.1 million was recorded within accrued expenses and other current liabilities, and $5.8 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $0.3 million and $2.7 million for the three months ended April 30, 2023 and 2022, respectively.

Divestiture

In March 2023, we completed the sale of an insignificant product line that we inherited as part of a legacy acquisition and did not fit with our current business priorities or strategic direction. The total consideration for the sale was $0.7 million, which is payable to us in three equal installments beginning July 2023, and through March 2025. The transaction reduced goodwill by $0.3 million and intangible assets by $0.2 million and resulted in a gain of approximately $0.2 million, which was recorded within other income, net in our condensed consolidated statement of operations.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and removed from our condensed consolidated balance sheets, consisted of the following as of April 30, 2023 and January 31, 2023:

	April 30, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$458,478	$(396,652)	$61,826
Acquired technology	227,375	(211,851)	15,524
Trade names	4,487	(4,380)	107
Distribution network	2,440	(2,440)	—
Total intangible assets	$692,780	$(615,323)	$77,457

	January 31, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$458,013	$(390,113)	$67,900
Acquired technology	229,317	(212,065)	17,252
Trade names	4,479	(4,359)	120
Distribution network	2,440	(2,440)	—
Total intangible assets	$694,249	$(608,977)	$85,272

Total amortization expense recorded for acquisition-related intangible assets was $8.3 million and $10.5 million for the three months ended April 30, 2023 and 2022, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2024 (remainder of year)	$24,068
2025	16,730
2026	15,346
2027	11,572
2028	6,905
2029 and thereafter	2,836
Total	$77,457

There were no impairments of acquired intangible assets during the three months ended April 30, 2023 and 2022.

Goodwill activity for the three months ended April 30, 2023 was as follows:

(in thousands)	Amount
Three Months Ended April 30, 2023
Goodwill, gross, at January 31, 2023	$1,403,256
Accumulated impairment losses through January 31, 2023	(56,043)
Goodwill, net, at January 31, 2023	1,347,213
Foreign currency translation and other	7,408
Business combinations, including adjustments to prior period acquisitions	140
Goodwill, net, at April 30, 2023	$1,354,761

Balance at April 30, 2023
Goodwill, gross, at April 30, 2023	$1,410,804
Accumulated impairment losses through April 30, 2023	(56,043)
Goodwill, net, at April 30, 2023	$1,354,761

No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2023.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2023 and January 31, 2023:

	April 30,	January 31,
(in thousands)	2023	2023
2021 Notes	$315,000	$315,000
Term Loan	—	100,000
Revolving Credit Facility	100,000	—
Less: unamortized debt discounts and issuance costs	(5,328)	(6,092)
Total debt	409,672	408,908
Less: current maturities	—	—
Long-term debt	$409,672	$408,908

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the Capped Calls described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the outstanding indebtedness under our Credit Agreement described below, to terminate an interest rate swap, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2023, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes.

Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at April 30, 2023.

Based on the closing market price of our common stock on April 30, 2023, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2023, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, 2021, and 2023, as further described below (as amended, the “Credit Agreement”).

The Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan originally set to mature on June 29, 2024 (the “Term Loan”), and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”) and is subject to increase and reduction from time to time according to the terms of the Credit Agreement. The majority of the proceeds from the Term Loan were used to repay all outstanding term loans under our prior credit agreement.

Optional prepayments of loans under the Credit Agreement are generally permitted without premium or penalty. During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility, along with $0.5 million of accrued interest thereon. As a result, $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan were written off and are included within interest expense on our condensed consolidated statement of operations for the three months ended April 30, 2023.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate (which was derived from LIBOR) or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin.

On May 10, 2023, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) related to the planned phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement will bear interest, at our option, at either: (i) the alternate base rate (as defined in the Credit Agreement), plus the applicable margin therefor (as defined in the Credit Agreement) or (ii) the adjusted Term Secured Overnight Financing Rate published by the CME Term SOFR Administrator (as more fully defined and set forth in the Credit Agreement, “Adjusted Term SOFR”), plus the applicable margin therefor. The applicable margin in each case is determined based on our Leverage Ratio (as defined below) and ranges from 0.25% to 1.25% for borrowings bearing interest at the alternate base rate and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

Borrowings outstanding under the Revolving Credit Facility were $100.0 million at April 30, 2023, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement)

leverage ratio (the "Leverage Ratio"). As of April 30, 2023, the interest rate on our revolving credit facility borrowings was 6.52%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for our working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of term loans, if any.

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

Deferred debt issuance costs associated with the Term Loan were amortized using the effective interest rate method, and deferred debt issuance costs associated with the Revolving Credit Facility are being amortized on a straight-line basis.

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement, for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands)	2023	2022
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$195
Amortization of deferred debt issuance costs	443	439
Total Interest Expense — 2021 Notes	$640	$634

Borrowings under Credit Agreement:
Interest expense at contractual rates	$1,650	$560
Amortization of debt discounts	5	5
Amortization of deferred debt issuance costs	204	211
Losses on early retirements of debt	237	—
Total Interest Expense — Borrowings under Credit Agreement	$2,096	$776

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2023 and January 31, 2023:

	April 30,	January 31,
(in thousands)	2023	2023
Raw materials	$3,505	$3,325
Work-in-process	40	40
Finished goods	10,008	9,263
Total inventories	$13,553	$12,628

Condensed Consolidated Statements of Operations

Other income, net consisted of the following for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands)	2023	2022
Foreign currency gains, net	$237	$1,713
Other, net	(213)	(39)
Total other income, net	$24	$1,674

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands)	2023	2022
Cash paid for interest	$2,513	$930
Cash payments of income taxes, net	$3,758	$2,238
Cash payments for operating leases	$1,640	$12,195
Non-cash investing and financing transactions:
Finance leases of property and equipment	$212	$12
Accrued but unpaid purchases of property and equipment	$360	$988
Accrued but unpaid purchases of treasury stock	$—	$453
Excise tax on share repurchases	$417	$—

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

For the three months ended April 30, 2023, we paid $10.4 million of preferred stock dividends, all of which was accrued as of January 31, 2023, and there were $6.9 million of cumulative undeclared and unpaid preferred stock dividends at April 30, 2023. There were no accrued dividends as of April 30, 2023. We reflected $5.2 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net loss attributable to Verint Systems Inc. common shares, for each of the three months ended April 30, 2023 and 2022.

Conversion

The Series A Preferred Stock was initially convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to December 4, 2019. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of April 30, 2023, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.0%.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of April 30, 2023, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at April 30, 2023 plus accrued and unpaid dividends. As of April 30, 2023, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $3.5 million.

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

Immediately prior to the issuance of the Series B Preferred Stock, the Future Tranche Right was remeasured and upon the issuance of the Series B Preferred Stock in April 2021, the Future Tranche Right was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. This resulted in a $237.0 million carrying value, before direct and incremental issuance costs, for the Series B Preferred Stock. As a result of the issuance of the Series B Preferred Stock, we no longer recognize changes in the fair value of the Future Tranche Right in our condensed consolidated statements of operations.

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the three months ended April 30, 2023 and 2022. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

We periodically purchase common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of required income taxes by such holders in connection with the vesting of equity awards occurring during a Company-imposed trading blackout or lockup period. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

No treasury stock remained outstanding at April 30, 2023 and January 31, 2023, respectively.

Stock Repurchase Programs

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the current stock repurchase program. During the three months ended April 30, 2023, we repurchased approximately 1,593,000 shares of our common stock for a cost of $60.1 million, including excise tax of $0.4 million, under the current stock repurchase program. During the three months ended April 30, 2023, we retired all 1,593,000 shares, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.4 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the three months ended April 30, 2023. Subsequent to April 30, 2023 through June 1, 2023, we repurchased approximately 159,000 shares of our common stock for $5.5 million under this program.

During the three months ended April 30, 2022, we repurchased 2,000,000 shares of our common stock for a cost of $105.7 million under a prior stock repurchase program.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of April 30, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.0%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges. Accumulated other comprehensive loss is presented as a separate line item in the stockholders’ equity section of our condensed consolidated balance sheets. Accumulated other comprehensive loss items have no impact on our net income as presented in our condensed consolidated statements of operations.

The following table summarizes changes in the components of our accumulated other comprehensive loss for the three months ended April 30, 2023:

(in thousands)	Unrealized Losses on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2023	$(87)	$(154,012)	$(154,099)
Other comprehensive (loss) income before reclassifications	(290)	8,612	8,322
Amounts reclassified out of accumulated other comprehensive loss	(188)	—	(188)
Net other comprehensive (loss) income	(102)	8,612	8,510
Accumulated other comprehensive loss at April 30, 2023	$(189)	$(145,400)	$(145,589)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations, with presentation location, for the three months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022	Financial Statement Location
Unrealized losses on derivative financial instruments:
Foreign currency forward contracts	$(2)	$—	Cost of recurring revenue
	(20)	(9)	Cost of nonrecurring revenue
	(140)	(49)	Research and development, net
	(65)	(24)	Selling, general and administrative
	(227)	(82)	Total, before income taxes
	39	14	Benefit from income taxes
	$(188)	$(68)	Total, net of income taxes

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2023, we recorded an income tax provision of $4.4 million on pretax income of $8.0 million, which represented an effective income tax rate of 54.6%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

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

We had unrecognized income tax benefits of $87.7 million and $87.9 million (excluding interest and penalties) as of April 30, 2023 and January 31, 2023, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $5.3 million and $5.2 million at April 30, 2023 and January 31, 2023, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at April 30, 2023 could decrease by approximately $7.0 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2023 and January 31, 2023:

	April 30, 2023
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$80,624	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	249	—	—
Commercial paper, classified as cash and cash equivalents	—	30,975	—
Foreign currency forward contracts	—	5	—
Total assets	$80,873	$30,980	$—
Liabilities:
Foreign currency forward contracts	$—	$235	$—
Contingent consideration — business combinations	—	—	12,884
Total liabilities	$—	$235	$12,884

	January 31, 2023
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$96,941	$—	$—
Commercial paper, classified as cash and cash equivalents	—	50,869	—
Foreign currency forward contracts	—	19	—
Contingent consideration receivable	—	8	—
Total assets	$96,941	$50,896	$—
Liabilities:
Foreign currency forward contracts	$—	$124	$—
Contingent consideration — business combinations	—	—	12,717
Total liabilities	$—	$124	$12,717

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2023:

Three Months Ended April 30,
(in thousands)	2023
Fair value measurement at beginning of period	$12,717
Contingent consideration liabilities recorded for business combinations	—
Changes in fair values, recorded in operating expenses	220
Payments of contingent consideration	(250)
Foreign currency translation and other	197
Fair value measurement at end of period	$12,884

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses. There were no liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2022.

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2023 and 2022.

Fair Value Measurements

Money Market Funds and U.S. Treasury Bills - We value our money market funds and U.S. treasury bills using quoted active market prices for such instruments.

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

Contingent Consideration Assets and Liabilities - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 6.6% to 7.7%, with a weighted average discount rate of 7.2% in our calculation of the estimated fair values of our contingent consideration liabilities as of April 30, 2023. We utilized discount rates ranging from 6.6% to 7.6%, with a weighted average discount rate of 6.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2023. The contingent consideration receivable was fully paid as of April 30, 2023.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at April 30, 2023. The estimated fair value of our Term Loan borrowing was approximately $100 million at January 31, 2023. On April 27, 2023, we repaid in full the remaining $100 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. We had no borrowings under our Revolving Credit Facility at January 31, 2023. The estimated fair values of the Term Loan borrowings were based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We considered these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our Term Loan traded. The estimated fair value of borrowings under our Revolving Credit Facility is based upon indicative market values provided by one of our lenders. The indicative prices provided to us as at each of April 30, 2023 and January 31, 2023 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $279.0 million and $282.0 million at April 30, 2023 and January 31, 2023, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

During the three months ended April 30, 2023, we invested approximately $1.1 million in a privately-held company via a simple agreement for future equity (“SAFE”). The SAFE provides that, upon the completion by such company of a qualified equity financing, we will automatically receive the number of shares of capital stock of such company equal to the SAFE purchase amount divided by the Discount Price (as such term is defined in the SAFE). If there is a liquidity event affecting such company, such as a change in control or initial public offering, we will receive a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares of common stock of such company equal to the SAFE purchase amount divided by the Liquidity Price (as such term is defined in the SAFE). Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and is included within other assets on the condensed consolidated balance sheets as of April 30, 2023.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million as of April 30, 2023 and January 31, 2023. These investments were included within other assets on the condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023. There were no observable price changes in our investments in privately-held companies during the three months ended April 30, 2023 and 2022. We did not recognize any impairments during the three months ended April 30, 2023 and 2022.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.6 million and $6.8 million as of April 30, 2023 and January 31, 2023, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2023	2023
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$5	$19
Total derivative assets		$5	$19

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$235	$124
Total derivative liabilities		$235	$124

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statement of operations for the three months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022
Net losses recognized in AOCL:
Foreign currency forward contracts	$(350)	$(270)

Net losses reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(227)	$(82)

For information regarding the line item locations of the net losses on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at April 30, 2023 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

At our annual meeting of stockholders on June 22, 2023, our stockholders will be asked to consider a proposal to approve the Verint Systems Inc. 2023 Long-Term Stock Incentive Plan (the “2023 Plan”). If the 2023 Plan is approved, no further awards will be made under the 2019 Plan following the date of such approval.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands)	2023	2022
Cost of revenue — recurring	$296	$525
Cost of revenue — nonrecurring	140	640
Research and development, net	2,327	2,419
Selling, general and administrative	12,216	14,785
Total stock-based compensation expense	$14,979	$18,369

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands)	2023	2022
Restricted stock units and restricted stock awards	$13,436	$16,011
Stock bonus program and bonus share program	1,378	2,353
Total equity-settled awards	14,814	18,364
Phantom stock units (cash-settled awards)	165	5
Total stock-based compensation expense	$14,979	$18,369

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
	2023		2022
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,230	$52.42	2,454	$42.99
Granted	1,665	$37.36	1,557	$56.42
Released	(475)	$50.22	(465)	$42.20
Forfeited	(32)	$50.63	(47)	$43.13
Ending balance	3,388	$45.34	3,499	$49.07

With respect to our stock bonus program, the activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the Plans under which such shares are issued, other shares issued under the stock bonus program are not included in the table above because they do not reduce available plan capacity (since such shares are deemed to be purchased by the grantee at fair value in lieu of receiving an earned cash bonus). Activity presented in the table above includes all shares awarded and released under the bonus share program. Further details appear below under “Stock Bonus Program” and “Bonus Share Program”.

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2023, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

In order to achieve an equitable modification of the existing awards following the Spin-Off, we converted unvested awards as of February 1, 2021 by a factor of approximately 1.45, resulting in additional awards being granted to remaining employees denominated solely in Verint common stock. As noted above, a corresponding adjustment was also made to the available capacity under the 2019 Plan.

The following table summarizes PSU activity in isolation under the Plans for the three months ended April 30, 2023 and 2022 (these amounts are also included in the Award Activity Table above for 2023 and 2022):

	Three Months Ended April 30,
(in thousands)	2023	2022
Beginning balance	532	547
Granted	277	278
Released	(230)	(89)
Forfeited	(10)	—
Ending balance	569	736

Excluding PSUs, we granted 1,388,000 RSUs during the three months ended April 30, 2023.

As of April 30, 2023, there was approximately $119.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

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

For bonuses in respect of the year ended January 31, 2023, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 shares of common stock, and a discount of 15% approved for awards under our stock bonus program. We currently expect to issue approximately 27,000 shares under the stock bonus program and 178,000 shares under the bonus share program, in respect of the year ended January 31, 2023, which are expected to be issued during the first half of the year ending January 31, 2024.

In March 2023, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2024. Any shares earned under these programs will be issued during the year ended January 31, 2025.

The combined accrued liabilities for these two programs were $9.2 million and $7.9 million at April 30, 2023 and January 31, 2023, respectively.

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

Following two unsuccessful rounds of mediation in mid to late 2018 and in mid-2019, the proceedings resumed. On April 16, 2020, the District Court accepted the plaintiffs’ application to amend the motion to certify a class action and set deadlines for filing amended pleadings by the parties. CTI submitted a motion to appeal the District Court’s decision to the Israeli Supreme Court, as well as a motion to stay the proceedings in the District Court pending the resolution of the appeal. On July 6, 2020, the Israeli Supreme Court granted the motion for a stay. On July 27, 2020, the plaintiffs filed their response on the merits of the motion for leave to appeal. On December 15, 2021, the Israeli Supreme Court rejected CTI’s motion to appeal and the proceedings in the District Court resumed.

At the recommendation of the District Court, in June 2022, the parties conducted another round of mediation in New York. On July 10, 2022, the parties reached an agreement to settle the matter on terms set forth in a settlement agreement that was executed by all parties and submitted a motion for approval of the settlement agreement to the District Court. Under the terms of the settlement agreement, subject to full and final waiver, Mavenir Inc. and/or Comverse, Inc. and/or Mavenir Ltd. agreed to pay a total of $16.0 million (such amount to be paid in three phases as set forth in the settlement agreement) as compensation to the plaintiffs and members of the class. The compensation amount is comprehensive, final and absolute and includes within it all the amounts and expenses to be paid in connection with the settlement agreement. Under the terms of an associated guaranty agreement, Verint has guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors. On February 7, 2023, the District Court approved the settlement without material changes. As of April 30, 2023, the first installment of the compensation amount had been paid by Mavenir, leaving two installments of approximately $4.7 million each to be paid between September 2023 and April 2024.

Under the terms of the Separation and Distribution Agreement entered into between Verint and Cognyte, Cognyte has agreed to indemnify Verint for Cognyte’s share of any losses that Verint may suffer related to the foregoing legal actions either in its capacity as successor to CTI, to the extent not indemnified by Mavenir, or due to its former ownership of Cognyte and VSL.

As of April 30, 2023, we had a remaining liability of $9.5 million, which is included within accrued expenses and other current liabilities, and an offsetting indemnification receivable of $9.5 million, which is included in prepaid expenses and other current assets. There was no impact to our condensed consolidated statement of operations.

Unfair Competition Litigation and Related Investigation

As previously disclosed, Verint Americas Inc., as successor to ForeSee Results, Inc. (“ForeSee”), was the defendant in two Eastern District of Michigan cases captioned ACSI LLC v. ForeSee Results, Inc., and CFI Group USA LLC v. Verint Americas Inc. The former case was filed on October 24, 2018 against ForeSee Results, Inc. by American Customer Satisfaction Index, LLC (“ACSI LLC”) (Case No. 2:18-cv-13319) and alleged infringement of two federally registered trademarks and common law unfair competition under federal and state law. The latter case was filed on September 5, 2019 against Verint Americas Inc. (as successor in interest to ForeSee) by CFI Group USA LLC (“CFI”) (Case No. 2:19-cv-12602) and alleged unfair competition and false advertising under federal and state law, as well as tortious interference with contract. We believe that the claims asserted by the plaintiffs in these matters were without merit. Following the filing of the Eastern District of Michigan litigation, ForeSee filed affirmative litigation in the U.S. District Court for the District of Delaware (Case No. 1:21-cv-00674, Complaint filed on May 7, 2021) against ACSI LLC, CFI, Claes Fornell, and CFI Software LLC (the “Fornell Group”) asserting fraud and other claims against ACSI LLC, CFI, Fornell, and CFI Software for, among other things, their breach of a “Joinder and Waiver Agreement” entered into in connection with the December 2013 sale of ForeSee to its previous owner and misrepresentations in the associated deal documents. Verint acquired ForeSee in December 2018.

In April 2023, the parties reached an agreement in principle to settle these actions, and on June 1, 2023, the parties signed a definitive settlement agreement. Under the terms of the settlement agreement, Verint will pay $9.0 million to the Fornell Group and the parties have agreed to certain restrictive covenants with respect to the future business activities of both ForeSee and the Fornell Group. The agreement provides that the settlement does not constitute a ruling on the merits, an admission as to any issue of fact or principle of law, or an admission of liability or wrongdoing by either ForeSee or Verint. Following the execution of the settlement agreement, the two cases in Michigan against us, and the case in Delaware filed by us, have been [or are in the process of being] dismissed.

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

In March 2023, Verint and the Assistant U.S. Attorney overseeing the USAO investigation reached an agreement in principle to resolve the USAO matter. The proposed settlement, which would result in the payment by Verint of $7.0 million and would contain a statement of no admission to liability, is subject to definitive documentation as well as review and approval by the USAO, potential objection by any relators, and approval by a court if the investigation is in connection with a lawsuit initiated by a relator.

As of January 31, 2023, we recognized a $7.0 million legal settlement liability in respect of the USAO matter and a $3.5 million legal settlement liability in respect of the ACSI and CFI matters within accrued expenses and other current liabilities, and a corresponding insurance recovery receivable in prepaid expenses and other current assets on our consolidated balance sheets. These loss accruals and insurance recoveries were offset within selling, general and administrative expenses in our consolidated statements of operations for the year ended January 31, 2023, resulting in no impact on our consolidated statements of operations.

As of April 30, 2023, we have accrued a $7.0 million legal settlement liability in respect of the USAO matter and a $9.0 million legal settlement liability in respect of the ACSI and CFI matters within accrued expenses and other current liabilities. The incremental settlement costs of $5.5 million related to the ACSI and CFI matters as a result of the settlement described above, is included within selling, general and administrative expenses in our condensed consolidated statement of operations for the three months ended April 30, 2023. We reached a final settlement with one of our insurance carriers for a total cumulative insurance recovery of $14.5 million for the losses we incurred related to these actions, which offset settlement and legal expenses during the year ended January 31, 2023. We collected $2.0 million during the year ended January 31, 2023 and $12.5 million was collected in April 2023.

We are a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of any such current matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

16.   SUBSEQUENT EVENTS

Credit Agreement Amendment

On May 10, 2023, we entered into the Fourth Amendment (“Fourth Amendment”) to the Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement to provide for the Eurodollar Rate thereunder, which was derived from LIBOR, together with all related LIBOR-based mechanics and provisions, to be replaced with Term SOFR (as defined in the Credit Agreement) and the administrative agent’s customary Term SOFR interest rate-based mechanics and related provisions. Please refer to Note 7, “Long-Term Debt” for a more detailed discussion of the Fourth Amendment and Credit Agreement.

Settlement of Litigation

On June 1, 2023, Verint and the Fornell Group signed a definitive settlement agreement to settle several litigation matters. Please refer to Note 15, “Commitments and Contingencies” for additional disclosure regarding the settlement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2023 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Overview

Macroeconomic Conditions

During the three months ended April 30, 2023, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, the remaining impacts of the COVID-19 pandemic, the Russia-Ukraine war, labor shortages, supply chain disruptions, inflation, instability in the global banking industry, changes to monetary and fiscal policies by central banks and governments around the world, and the erosion of foreign currencies relative to the U.S. dollar. These items are described further below.

We believe that these conditions are impacting customer and partner spending decisions and have resulted in an increased foreign currency impact on our revenues due to the strengthening of the U.S. dollar as well as decreased demand, increased costs, and reduced margins. See the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section below for a further discussion of the impact that foreign currency exchange rates have had on our results of operations.

COVID-19 Pandemic and Workplace Modifications

As a result of the impact of the COVID-19 pandemic, we have adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. As part of our hybrid model, we have also re-opened some of our offices and have contracted for co-working space in certain locations for employees to use as needed, subject to applicable government regulations. Beginning in the year ended January 31, 2022 and continuing into the three months ended April 30, 2023, we decided to exit or reduce our space under certain office leases. We recognized $0.4 million and $7.6 million of accelerated lease expense and other asset impairments, which were reflected within selling, general, and administrative expenses in our condensed consolidated statement of operations for the three months ended April 30, 2023 and 2022, respectively.

We are in the process of migrating to a new cloud-based IT infrastructure to support the shift to a hybrid work environment and enable us to operate more efficiently. IT charges associated with modifying the workplace, including consolidating and/or migrating data centers and labs to the cloud, simplifying the corporate network, and one-time costs for implementing collaboration tools to enable our hybrid work environment, as well as asset impairment charges and IT facility exit costs were $2.8 million and $1.5 million during the three months ended April 30, 2023 and 2022, respectively, which were reflected within selling, general, and administrative expenses in our condensed consolidated statement of operations.

Russia-Ukraine War

We continue to monitor events associated with the Russian invasion of Ukraine and its global impacts, including applicable trade compliance or other legal requirements regarding permissible activities in the region. Based on the current situation, we do not believe the Russia-Ukraine conflict has had or will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict worsens or expands, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our operations and customers in Russia, Belarus, and Ukraine represented immaterial portions of our net assets as of April 30, 2023 and January 31, 2023, and total revenue for the three months ended April 30, 2023 and 2022.

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

Verint is headquartered in Melville, New York, and has approximately 30 offices worldwide. We have approximately 4,200 passionate employees plus a few hundred contractors around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Key Trends

We believe there are three key market trends that are benefiting Verint today: the acceleration of digital transformation, a changing workforce, and elevated customer expectations.

•Acceleration of Digital Transformation: Digital transformation is accelerating, and it is driving significant change in customer engagement for contact centers and across the enterprise. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, with digital leading the way. Many brands understand that as digital rises in importance and telephony becomes more commoditized, organizations need to change business processes and put their primary focus on application capabilities when making customer engagement technology decisions. Customer touchpoints take place in contact centers, in back-office and branch operations, in ecommerce, in digital marketing, in self-service, and in customer experience departments. We believe that the breadth of customer touchpoints across the enterprise and the rapid growth in digital interactions benefit Verint as these trends create demand for new solutions that can increase automation and connect organizational silos to increase efficiency and elevate the customer experience.

•A Changing Workforce: Brands are facing unprecedented challenges when it comes to how they manage their changing workforce. Increasingly, brands are managing employees that may work from anywhere. Providing flexibility for where employees work creates greater challenges in managing and coaching employee teams. And because of the limited resources that are available, brands must drive greater workforce efficiency. They need to find ways to use technology, like AI-powered bots, to augment their workforce. Brands recognize the need to leverage data and automation to achieve greater efficiency. In addition, the importance of employee experience continues to grow, and brands must quickly evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new solutions that can shape the future of work, with a workforce of people and bots working together, increased automation, greater employee flexibility, and a greater focus on the voice of the employees.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise and meeting those expectations is becoming increasingly difficult with legacy technology. The proliferation in customer channels and the desire of customers to seamlessly shift between channels creates a more complex customer journey for brands to manage and support. Customers also expect brands to have a deep understanding of the customer’s relationship with that brand — an understanding that is unified across the enterprise, regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, in the back office, or in a branch. To develop that deep understanding, brands recognize the need to fuse the data that has traditionally existed in silos across the enterprise and use it to inform and automate the customer experience. We believe that this trend benefits Verint as it creates demand for new solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

While we continue to see significant demand for our solutions, including due to the foregoing key trends, we believe that current macroeconomic conditions, as described above, are impacting customer and partner spending decisions. Future impacts on our business and financial results as a result of these conditions are not estimable at this time and depend, in part, on the extent to which these conditions improve or worsen. See the “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2023 for further discussion of the possible impact of macroeconomic conditions and other global events on our business.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2023 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2023, and include the following:

•Revenue recognition;
•Accounting for business combinations;
•Goodwill and other acquired intangible assets;
•Income taxes; and
•Accounting for stock-based compensation.

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2023.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands, except per share data)	2023	2022
Revenue	$216,566	$217,906
Operating income	$8,772	$498
Net loss attributable to Verint Systems Inc. common shares	$(1,905)	$(4,914)
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Our revenue decreased approximately $1.3 million, from $217.9 million in the three months ended April 30, 2022 to $216.6 million in the three months ended April 30, 2023. The decrease consisted of an $8.4 million decrease in nonrecurring revenue, partially offset by a $7.1 million increase in recurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 70%, 20%, and

10% of our total revenue, respectively, in the three months ended April 30, 2023, compared to approximately 67%, 22%, and 11%, respectively, in the three months ended April 30, 2022. Further details of changes in revenue are provided below.

We reported operating income of $8.8 million in the three months ended April 30, 2023 compared to operating income of $0.5 million in the three months ended April 30, 2022. The increase in operating income was primarily due to a $7.0 million increase in gross profit, from $141.2 million to $148.2 million, and a $1.3 million decrease in operating expenses, from $140.7 million to $139.4 million. The decrease in operating expenses consisted of a $1.6 million decrease in selling, general and administrative expenses and a $0.5 million decrease in amortization of other acquired intangible assets, partially offset by a $0.8 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $1.9 million and diluted net loss per common share was $0.03 in the three months ended April 30, 2023 compared to a net loss attributable to Verint Systems Inc. common shares of $4.9 million and diluted net loss per common share of $0.08 in the three months ended April 30, 2022. The decrease in net loss attributable to Verint Systems Inc. common shares in the three months ended April 30, 2023 was primarily due to a $8.3 million increase in operating income as described above, partially offset by a $4.1 million increase in our provision for income taxes and a $1.2 million increase in total other expense, net. Further details of these changes are provided below.

As of April 30, 2023 and 2022, we employed approximately 4,200 employees plus a few hundred contractors.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Revenue denominated in non-U.S. dollar currency was 20% and 22% of our total revenue for the three months ended April 30, 2023 and 2022, respectively. Our combined cost of revenue and operating expenses denominated in non-U.S. dollar currency were 31% and 30% of our total combined cost of revenue and operating expenses for the three months ended April 30, 2023 and 2022, respectively.

When comparing average exchange rates for the three months ended April 30, 2023 to average exchange rates for the three months ended April 30, 2022, the U.S. dollar strengthened relative to the British pound sterling, the Australian dollar, and the euro, resulting in an overall decrease in our revenue and expenses on a U.S. dollar-denominated basis. For the three months ended April 30, 2023, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2022, our revenue would have been approximately $2.9 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $4.4 million higher, which would have resulted in a $1.5 million decrease in our operating income.

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

The following table sets forth revenue by category for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		% Change
(in thousands)	2023	2022	2023 - 2022
Recurring revenue
Bundled SaaS revenue	$59,453	$49,285	21%
Unbundled SaaS revenue	57,695	45,445	27%
Optional managed services revenue	12,865	15,913	(19)%
Total cloud revenue	130,013	110,643	18%
Support revenue	36,426	48,724	(25)%
Total recurring revenue	166,439	159,367	4%
Nonrecurring revenue
Perpetual revenue	24,334	33,258	(27)%
Professional services revenue	25,793	25,281	2%
Total nonrecurring revenue	50,127	58,539	(14)%
Total revenue	$216,566	$217,906	(1)%

Recurring Revenue

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Recurring revenue increased approximately $7.0 million, or 4%, from $159.4 million in the three months ended April 30, 2022 to $166.4 million in the three months ended April 30, 2023. The increase consisted of a $19.3 million increase in cloud revenue, partially offset by a $12.3 million decrease in support revenue. The increase in cloud revenue was primarily due to an increase in unbundled SaaS revenue resulting from support conversion transactions and new cloud deployments and an increase in bundled SaaS revenue due to new customer contracts and existing customers expanding their use of our cloud platform, partially offset by a decrease in optional managed services revenue. The decrease in support revenue was primarily due to customers migrating to our cloud-based solutions.

We expect our revenue mix to continue to shift to our cloud offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud-based solutions. While we continue to see significant demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, we believe that current macroeconomic factors, as described above, are impacting customer and partner spending decisions.

Nonrecurring Revenue

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Nonrecurring revenue decreased approximately $8.4 million, or 14%, from $58.5 million in the three months ended April 30, 2022 to $50.1 million in the three months ended April 30, 2023. The decrease consisted of an $8.9 million decrease in perpetual revenue, partially offset by a $0.5 million increase in professional services revenue. The decrease in perpetual revenue was primarily due to a decrease in on-premises license revenue driven by the continued shift in spending by our customers toward our cloud-based solutions and a decrease in demand for our offerings that include third-party hardware with embedded software. The increase in professional services revenue was primarily driven by an increase in business advisory consulting services.

Cost of Revenue

The following table sets forth the cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		% Change
(in thousands)	2023	2022	2023 - 2022
Cost of recurring revenue	$39,643	$41,028	(3)%
Cost of nonrecurring revenue	26,795	32,068	(16)%
Amortization of acquired technology	1,965	3,639	(46)%
Total cost of revenue	$68,403	$76,735	(11)%

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

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Cost of recurring revenue decreased approximately $1.4 million, or 3%, from $41.0 million in the three months ended April 30, 2022 to $39.6 million in the three months ended April 30, 2023. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of a decrease in headcount as well as offshoring certain support activities, and a decrease in general overhead expenses due to a reduced number of offices. Our recurring revenue gross margins increased from 74% in the three months ended April 30, 2022 to 76% in the three months ended April 30, 2023, primarily due to a favorable change in offering mix and a decrease in recurring costs as noted above.

We expect our cost of recurring revenue to increase on an absolute basis in future periods as we continue to invest in our cloud operations to support our growing cloud customer base and enhance the security of our solutions.

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

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Cost of nonrecurring revenue decreased approximately $5.3 million, or 16%, from $32.1 million in the three months ended April 30, 2022 to $26.8 million in the three months ended April 30, 2023. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings and a decrease in third-party hardware delivered and related shipping and handling costs. Our nonrecurring gross margins increased from 45% in the three months ended April 30, 2022 to 47% in the three months ended April 30, 2023, primarily due to nonrecurring costs decreasing at a slightly faster rate than nonrecurring revenue.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Amortization of acquired technology decreased approximately $1.6 million, or 46%, from $3.6 million in the three months ended April 30, 2022 to $2.0 million in the three months ended April 30, 2023. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

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

The following table sets forth research and development, net for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		% Change
(in thousands)	2023	2022	2023 - 2022
Research and development, net	$31,782	$30,947	3%

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. R&D increased approximately $0.9 million, or 3%, from $30.9 million in the three months ended April 30, 2022 to $31.8 million in the three months ended April 30, 2023. This increase was primarily attributable to a $1.4 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount and an increase of $0.3 million in third-party software components in support of our cloud business, partially offset by a $0.5 million increase in benefits from participation in certain government-sponsored programs for the support of R&D activities and a $0.3 million decrease in general overhead costs.

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

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		% Change
(in thousands)	2023	2022	2023 - 2022
Selling, general and administrative	$101,279	$102,882	(2)%

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. SG&A decreased approximately $1.6 million, or 2%, from $102.9 million in the three months ended April 30, 2022 to $101.3 million in the three months ended April 30, 2023. This decrease was primarily due to a $7.2 million decrease in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year, a $2.6 million decrease in stock-based compensation expense primarily due to a decrease in the grant date fair value of equity awards and a shorter vesting schedule for prior period grants which became fully vested in the prior year, $1.4 million decrease in facilities expenses and depreciation charges as a result of a reduced number of offices, and a $0.8 million decrease in marketing-related expenses. These decreases in SG&A were partially offset by a $6.1 million increase in professional services expense primarily due to reaching settlement regarding certain legal matters discussed in Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements included under Part I, Item 1 of this report, an increase of $1.5 million in employee compensation and related expenses due to an increase in headcount and general wage inflation, a $1.3 million increase in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project, and a $0.9 million increase in third-party software components in order to support our hybrid work environment. SG&A was also impacted by a $0.4 million increase due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.2 million during the three months ended April 30, 2022 to a net charge of $0.2 million during the three months ended April 30, 2023, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth the amortization of other acquired intangible assets for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		% Change
(in thousands)	2023	2022	2023 - 2022
Amortization of other acquired intangible assets	$6,330	$6,844	(8)%

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Amortization of other acquired intangible assets decreased approximately $0.5 million, or 8%, from $6.8 million in the three months ended April 30, 2022 to $6.3 million in the three months ended April 30, 2023. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other (Expense) Income, Net

The following table sets forth total other (expense) income, net for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		% Change
(in thousands)	2023	2022	2023 - 2022
Interest income	$1,982	$199	*
Interest expense	(2,781)	(1,501)	85%
Other income (expense):
Foreign currency gains, net	237	1,713	(86)%
Other, net	(213)	(39)	*
Total other income, net	24	1,674	(99)%
Total other (expense) income, net	$(775)	$372	*

* Percentage is not meaningful.

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Total other (expense) income, net, increased by $1.2 million from $0.4 million of net income in the three months ended April 30, 2022 to $0.8 million of net expense in the three months ended April 30, 2023.

Interest income increased from $0.2 million in the three months ended April 30, 2022 to $2.0 million in the three months ended April 30, 2023 due to higher interest rates on our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

Interest expense increased from $1.5 million in the three months ended April 30, 2022 to $2.8 million in the three months ended April 30, 2023 primarily due to higher interest rates on our Term Loan borrowings. Additionally, during the three months ended April 30, 2023, we recorded $0.2 million of losses on early retirement of debt as a result of repaying the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. Further discussion regarding our Term Loan and Revolving Credit Facility appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.2 million of net foreign currency gains in the three months ended April 30, 2023 compared to $1.7 million of net foreign currency gains in the three months ended April 30, 2022. Our foreign currency gains in the current period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the Israeli shekel and the Brazilian real.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		% Change
(in thousands)	2023	2022	2023 - 2022
Provision for income taxes	$4,363	$296	*

* Percentage is not meaningful.

Three Months Ended April 30, 2023 compared to Three Months Ended April 30, 2022. Our effective income tax rate was 54.6% for the three months ended April 30, 2023, compared to an effective income tax rate of 34.0% for the three months ended April 30, 2022.

For the three months ended April 30, 2023, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $4.4 million on pretax income of $8.0 million, which represented an effective income tax rate of 54.6%.

For the three months ended April 30, 2022, the income tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $0.3 million on pretax income of $0.9 million, which represented an effective income tax rate of 34.0%.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock”). The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of April 30, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.0%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $21.9 million of net cash expended for business acquisitions during the year ended January 31, 2023. There were no business acquisitions during the three months ended April 30, 2023 or 2022. Please refer to Note 5, “Business Combinations and Divestitures”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations.

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

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $146.2 million and $126.0 million as of April 30, 2023 and January 31, 2023, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.2 million, at April 30, 2023 and January 31, 2023.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of April 30, 2023, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2023 and January 31, 2023:

	April 30,	January 31,
(in thousands)	2023	2023
Cash and cash equivalents	$260,719	$282,099
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	283	300
Short-term investments	3,646	697
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$264,648	$283,096
Total debt, including current portions	$409,672	$408,908

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

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$60,007	$53,926
Net cash used in investing activities	(10,758)	(7,207)
Net cash used in financing activities	(71,486)	(118,030)
Effect of foreign currency exchange rate changes on cash and cash equivalents	859	(2,431)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(21,378)	$(73,742)

Our financing activities used $71.5 million of net cash and our investing activities used $10.8 million of net cash during the three months ended April 30, 2023, which was partially offset by $60.0 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $60.0 million of net cash during the three months ended April 30, 2023, compared to $53.9 million generated during the three months ended April 30, 2022. Our operating cash flow in the current period increased primarily due to a $12.5 million insurance reimbursement related to certain legal matters that we have agreed to settle, with payment from us expected this fiscal year, partially offset by higher combined interest and net income tax payments.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the three months ended April 30, 2023, our investing activities used $10.8 million of net cash, consisting primarily of $6.8 million of payments for property, equipment and capitalized software development, $2.9 million of net purchases of short-term investments, and a $1.1 million investment in a privately-held company.

During the three months ended April 30, 2022, our investing activities used $7.2 million of net cash, consisting primarily of payments for property, equipment and capitalized software development costs.

We had no significant commitments for capital expenditures at April 30, 2023.

Net Cash Used in Financing Activities

For the three months ended April 30, 2023, our financing activities used $71.5 million of net cash, primarily due to $100.0 million of repayments of borrowing under our Term Loan, $60.3 million of payments to repurchase common stock, $10.4 million of payments of Preferred Stock dividends, $0.5 million of finance lease payments, and a $0.2 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $100.0 million of proceeds from borrowings under our Revolving Credit Facility.

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

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the current stock repurchase program. During the three months ended April 30, 2023, we repurchased approximately 1,593,000 shares of our common stock at a cost of $60.1 million, including excise tax of $0.4 million, under this program. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.4 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders' equity during the three months ended April 30, 2023. Subsequent to April 30, 2023 through June 1, 2023, we repurchased approximately 159,000 shares of our common stock for $5.5 million under this program. Repurchases were funded with available cash in the United States.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2023, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on April 30, 2023, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the

Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2023, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted, as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, 2021, and 2023, as further described below (as amended, the “Credit Agreement”).

The Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan originally set to mature on June 29, 2024 (the “Term Loan”), and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), and is subject to increase and reduction from time to time according to the terms of the Credit Agreement.

On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan in full utilizing proceeds from our Revolving Credit Facility, along with $0.5 million of accrued interest thereon. As a result, $0.2 million of deferred debt issuance costs associated with the Term Loan were written off and are included within interest expense on our condensed consolidated statement of operations for the three months ended April 30, 2023.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate (which was derived from LIBOR) or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin.

On May 10, 2023, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) related to the planned phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement will bear interest, at our option, at either: (i) the alternate base rate (as defined in the Credit Agreement), plus the applicable margin therefor (as defined in the Credit Agreement) or (ii) the adjusted Term Secured Overnight Financing Rate published by the CME Term SOFR Administrator (as more fully defined and set forth in the Credit Agreement, “Adjusted Term SOFR”), plus the applicable margin therefor. The applicable margin in each case is determined based on our Leverage Ratio (as defined below) and ranges from 0.25% to 1.25% for borrowings bearing interest at the alternate base rate and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

Borrowings under the Revolving Credit Facility were $100.0 million at April 30, 2023, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of April 30, 2023, the interest rate on our revolving credit facility borrowings was 6.52%. In addition, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility were used to repay the outstanding balance of the Term Loan.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At April 30, 2023, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of April 30, 2023, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2023. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 17, “Leases”, in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of April 30, 2023, our total operating lease liabilities were $46.8 million, of which $7.6 million is included within accrued expenses and other current liabilities (current portions), and $39.2 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our condensed consolidated balance sheet at April 30, 2023 included $52.8 million of non-current tax reserves (including interest and penalties of $5.3 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2023, we made $0.3 million of payments under contingent consideration arrangements. As of April 30, 2023, potential future cash payments, and earned consideration expected to be paid, subsequent to April 30, 2023 under contingent consideration arrangements totaled $21.5 million, the estimated fair value of which was $12.9 million, of which $7.1 million was recorded within accrued expenses and other current liabilities, and $5.8 million was recorded within other liabilities. The performance periods associated with these potential payments extend through January 2026.

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

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate or an ABR Rate (each as defined in the Credit Agreement), plus, in each case, a margin. On May 10, 2023, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) related to the planned phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement will bear interest, at our option, at either: (i) the alternate base rate (as defined in the Credit Agreement), plus the applicable rate margin therefor (as defined in the Credit Agreement) or (ii) the adjusted Term Secured Overnight Financing Rate published by the CME Term SOFR Administrator (as more fully defined and set forth in the Credit Agreement, “Adjusted Term SOFR”), plus the applicable margin therefor. The applicable margin in each case is determined based on our leverage ratio (described above) and ranges from 0.25% to 1.25% for borrowings bearing interest at the alternate base rate and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

On April 27, 2023, we repaid in full the remaining $100.0 million outstanding principal balance related to our Term Loan with $100.0 million of proceeds from borrowings under our Revolving Credit Facility. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio. As of April 30, 2023, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 6.52%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Inflation Risk

While we continue to see significant demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, we believe that current macroeconomic factors, including increased inflation rates, are impacting customer and partner spending decisions. Given the current macroeconomic environment, we continue to look for ways to manage costs and mitigate any changes in our customers’ purchasing behavior that may occur due to significant inflationary pressure or other factors. If our costs, in particular labor, sales and marketing, and cloud hosting costs, become subject to sustained or increased inflationary pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2023 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and “Inflation Risk”, and the market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic factors discussed in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part I, Item 2 of this report, we believe that our market risk profile did not materially change during the three months ended April 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2023. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements under Part I, Item 1 of this report for information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2023. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period. During the year ended January 31, 2023, we repurchased approximately 649,000 shares under this stock repurchase program for an aggregate purchase price of $23.5 million. During the three months ended April 30, 2023, we repurchased 1,593,000 shares under this stock repurchase program for $60.1 million, including excise tax of $0.4 million. Subsequent to April 30, 2023 through June 1, 2023, we repurchased approximately 159,000 shares of our common stock for $5.5 million under this program. Repurchases were financed with available cash in the United States.

From time to time, we have purchased common stock from our directors, officers, and other employees to facilitate income tax withholding by us or the payment of income taxes by such holders upon vesting of equity awards occurring during a Company-imposed trading blackout or lockup period.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases, which is effective for us for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

Share repurchase activity during the three months ended April 30, 2023 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2023 - February 28, 2023	126,193	$38.08	126,193	$171,752
March 1, 2023 - March 31, 2023	430,387	36.34	430,387	156,112
April 1, 2023 - April 30, 2023	1,036,269	37.83	1,036,269	116,911
	1,592,849	$37.45	1,592,849

(1) Represents the approximate weighted-average price paid per share and excludes excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2023:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1
Fourth Amendment, dated May 10, 2023, to the Credit Agreement dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on May 16, 2023
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

Verint Systems Inc.

June 7, 2023	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)