Form 10-Q
period 2023-10-31
VERINT SYSTEMS INC
filed 2023-12-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2023
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

There were 63,015,469 shares of the registrant’s common stock outstanding on November 15, 2023.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, rising interest rates, tightening credit markets, inflation, instability in the banking sector, actual or threatened trade wars, political unrest, armed conflicts, natural disasters, or outbreaks of disease (such as the COVID-19 pandemic), as well as the resulting impact on spending by customers or partners, on our business;
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
•risks associated with our ability to properly execute on our software as a service (“SaaS”) transition, including successfully transitioning customers to our cloud platform and the increased importance of subscription renewal rates, and risk of increased variability in our period-to-period results based on the mix, terms, and timing of our transactions;
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
•challenges associated with selling sophisticated solutions and cloud-based solutions, which may incorporate newer technologies, such as artificial intelligence (“AI”), whose adoption and use-cases are still emerging, including with respect to longer sales cycles, more complex sales processes and customer evaluation and approval processes, more complex contractual and information security requirements, and assisting customers in understanding and realizing the benefits of our solutions and technologies, as well as with developing, offering, implementing, and maintaining an enterprise-class, broad solution portfolio;
•risks that we may be unable to maintain, expand, or enable our relationships with partners as part of our growth strategy, including partners with whom we may overlap or compete, while avoiding excessive concentration with one or more partners;

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
•risks associated with a significant part of our business coming from government contracts, and associated procurement processes and regulatory requirements;
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
•risks associated with complex and changing domestic and foreign regulatory environments, including, among others, with respect to data privacy, AI, cyber / information security, government contracts, anti-corruption, trade compliance, climate change or other environmental, social and governance matters, tax, and labor matters, relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers;
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

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2023	2023
Assets
Current Assets:
Cash and cash equivalents	$209,647	$282,099
Short-term investments	684	697
Accounts receivable, net of allowance for credit losses of $1.5 million and $1.3 million, respectively	173,592	188,414
Contract assets, net	50,338	60,444
Inventories	13,042	12,628
Prepaid expenses and other current assets	56,316	75,374
Total current assets	503,619	619,656
Property and equipment, net	47,556	64,810
Operating lease right-of-use assets	28,533	37,649
Goodwill	1,343,449	1,347,213
Intangible assets, net	64,219	85,272
Other assets	147,258	159,001
Total assets	$2,134,634	$2,313,601

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$22,172	$43,631
Accrued expenses and other current liabilities	110,261	155,944
Contract liabilities	237,668	271,476
Total current liabilities	370,101	471,051
Long-term debt	410,461	408,908
Long-term contract liabilities	12,067	18,047
Operating lease liabilities	31,466	40,744
Other liabilities	68,853	80,381
Total liabilities	892,948	1,019,131
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at October 31, 2023 and January 31, 2023, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at October 31, 2023 and January 31, 2023, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 63,465,000 and 65,404,000 shares; outstanding 63,465,000 and 65,404,000 shares at October 31, 2023 and January 31, 2023, respectively.	63	65
Additional paid-in capital	999,634	1,055,157
Accumulated deficit	(35,426)	(45,333)
Accumulated other comprehensive loss	(161,579)	(154,099)
Total Verint Systems Inc. stockholders' equity	802,692	855,790
Noncontrolling interest	2,673	2,359
Total stockholders' equity	805,365	858,149
Total liabilities, temporary equity, and stockholders' equity	$2,134,634	$2,313,601

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Recurring	$161,117	$174,222	$488,555	$500,029
Nonrecurring	57,430	50,971	156,723	165,969
Total revenue	218,547	225,193	645,278	665,998
Cost of revenue:
Recurring	38,883	38,834	118,093	120,714
Nonrecurring	25,046	28,013	79,213	90,781
Amortization of acquired technology	1,609	3,550	5,511	10,742
Total cost of revenue	65,538	70,397	202,817	222,237
Gross profit	153,009	154,796	442,461	443,761
Operating expenses:
Research and development, net	32,084	32,941	97,923	97,844
Selling, general and administrative	87,879	93,757	297,532	302,344
Amortization of other acquired intangible assets	6,328	6,420	19,028	19,887
Total operating expenses	126,291	133,118	414,483	420,075
Operating income	26,718	21,678	27,978	23,686
Other income (expense), net:
Interest income	1,650	1,045	5,440	1,742
Interest expense	(2,609)	(2,147)	(7,994)	(5,511)
Other income, net	59	1,045	59	3,186
Total other expense, net	(900)	(57)	(2,495)	(583)
Income before provision for income taxes	25,818	21,621	25,483	23,103
Provision for income taxes	12,953	17,395	14,772	20,539
Net income	12,865	4,226	10,711	2,564
Net income attributable to noncontrolling interests	253	150	804	614
Net income attributable to Verint Systems Inc.	12,612	4,076	9,907	1,950
Dividends on preferred stock	(5,200)	(5,200)	(15,600)	(15,600)
Net income (loss) attributable to Verint Systems Inc. common shares	$7,412	$(1,124)	$(5,693)	$(13,650)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.12	$(0.02)	$(0.09)	$(0.21)
Diluted	$0.12	$(0.02)	$(0.09)	$(0.21)

Weighted-average common shares outstanding:
Basic	63,887	65,583	64,411	65,161
Diluted	64,144	65,583	64,411	65,161

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Net income	$12,865	$4,226	$10,711	$2,564
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(23,704)	(22,917)	(7,247)	(66,590)
Net decrease from foreign exchange contracts designated as hedges	(251)	(94)	(281)	(239)
Benefit from income taxes on net decrease from foreign exchange contracts designated as hedges	43	17	48	43
Other comprehensive loss	(23,912)	(22,994)	(7,480)	(66,786)
Comprehensive (loss) income	(11,047)	(18,768)	3,231	(64,222)
Comprehensive income attributable to noncontrolling interests	253	150	804	614
Comprehensive (loss) income attributable to Verint Systems Inc.	$(11,300)	$(18,918)	$2,427	$(64,836)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2023	65,404	$65	$1,055,157	$—	$(45,333)	$(154,099)	$855,790	$2,359	$858,149
Net income	—	—	—	—	3,295	—	3,295	339	3,634
Other comprehensive income	—	—	—	—	—	8,510	8,510	—	8,510
Stock-based compensation — equity-classified awards	—	—	13,436	—	—	—	13,436	—	13,436
Common stock issued for stock awards and stock bonuses	475	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,593)	(1)	(60,095)	—	—	—	(60,096)	—	(60,096)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2023	64,286	64	1,008,498	—	(42,038)	(145,589)	820,935	2,453	823,388
Net (loss) income	—	—	—	—	(6,000)	—	(6,000)	212	(5,788)
Other comprehensive income	—	—	—	—	—	7,922	7,922	—	7,922
Stock-based compensation — equity-classified awards	—	—	17,404	—	—	—	17,404	—	17,404
Common stock issued for stock awards and stock bonuses	388	—	7,735	—	—	—	7,735	—	7,735
Common stock repurchased and retired	(403)	—	(13,968)	—	—	—	(13,968)	—	(13,968)
Preferred stock dividends	—	—	(10,400)	—	—	—	(10,400)	—	(10,400)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of July 31, 2023	64,271	64	1,009,269	—	(48,038)	(137,667)	823,628	2,420	826,048
Net income	—	—	—	—	12,612	—	12,612	253	12,865
Other comprehensive loss	—	—	—	—	—	(23,912)	(23,912)	—	(23,912)
Stock-based compensation - equity-classified awards	—	—	15,560	—	—	—	15,560	—	15,560
Common stock issued for stock awards and stock bonuses	212	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,018)	(1)	(25,195)	—	—	—	(25,196)	—	(25,196)
Balances as of October 31, 2023	63,465	$63	$999,634	$—	$(35,426)	$(161,579)	$802,692	$2,673	$805,365

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2022	66,211	$66	$1,125,152	$—	$(54,509)	$(118,515)	$952,194	$2,385	$954,579
Net income	—	—	—	—	286	—	286	288	574
Other comprehensive loss	—	—	—	—	—	(30,045)	(30,045)	—	(30,045)
Stock-based compensation — equity-classified awards	—	—	16,011	—	—	—	16,011	—	16,011
Common stock issued for stock awards and stock bonuses	466	1	(1)	—	—	—	—	—	—
Treasury stock acquired	(2,000)	—	—	(105,666)	—	—	(105,666)	—	(105,666)
Balances as of April 30, 2022	64,677	67	1,141,162	(105,666)	(54,223)	(148,560)	832,780	2,673	835,453
Net (loss) income	—	—	—	—	(2,412)	—	(2,412)	176	(2,236)
Other comprehensive loss	—	—	—	—	—	(13,747)	(13,747)	—	(13,747)
Stock-based compensation — equity-classified awards	—	—	23,362	—	—	—	23,362	—	23,362
Common stock issued for stock awards and stock bonuses	531	—	6,427	—	—	—	6,427	—	6,427
Treasury stock acquired	—	—	—	(14)	—	—	(14)	—	(14)
Treasury stock retired	—	(2)	(105,678)	105,680	—	—	—	—	—
Preferred stock dividends	—	—	(10,400)	—	—	—	(10,400)	—	(10,400)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(490)	(490)
Balances as of July 31, 2022	65,208	65	1,054,873	—	(56,635)	(162,307)	835,996	2,359	838,355
Net income	—	—	—	—	4,076	—	4,076	150	4,226
Other comprehensive loss	—	—	—	—	—	(22,994)	(22,994)	—	(22,994)
Stock-based compensation - equity-classified awards	—	—	17,134	—	—	—	17,134	—	17,134
Common stock issued for stock awards and stock bonuses	668	1	(1)	—	—	—	—	—	—
Treasury stock acquired	(10)	—	—	(457)	—	—	(457)	—	(457)
Treasury stock retired	—	—	(457)	457	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(147)	(147)
Balances as of October 31, 2022	65,866	$66	$1,071,549	$—	$(52,559)	$(185,301)	$833,755	$2,362	$836,117

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$10,711	$2,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,287	52,166
Stock-based compensation, excluding cash-settled awards	50,286	63,957
Losses on early retirements of debt	237	—
Other, net	5,676	8,072
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	13,545	22,079
Contract assets	9,943	(8,256)
Inventories	(415)	(5,452)
Prepaid expenses and other assets	32,609	(16,274)
Accounts payable and accrued expenses	(50,080)	(9,542)
Contract liabilities	(39,299)	(38,513)
Deferred income taxes	1,788	(1,489)
Other, net	(10,609)	(701)
Net cash provided by operating activities	81,679	68,611

Cash flows from investing activities:
Cash paid for asset acquisitions and business combinations, including adjustments, net of cash acquired	(3,173)	(3,828)
Purchases of property and equipment	(12,839)	(17,920)
Maturities and sales of investments	3,168	250
Purchases of investments	(3,180)	(10,168)
Cash paid for capitalized software development costs	(7,109)	(5,703)
Change in restricted bank time deposits, and other investing activities, net	(1,200)	(107)
Net cash used in investing activities	(24,333)	(37,476)

Cash flows from financing activities:
Proceeds from borrowings	100,000	—
Repayments of borrowings and other financing obligations	(102,430)	(3,025)
Payments of debt-related costs	(232)	(224)
Purchases of treasury stock and common stock for retirement	(99,263)	(106,137)
Preferred stock dividend payments	(20,800)	(20,800)
Distributions paid to noncontrolling interest	(490)	(637)
Payments of contingent consideration for business combinations (financing portion), and other financing activities	(4,182)	(3,518)
Net cash used in financing activities	(127,397)	(134,341)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(700)	(3,510)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(70,751)	(106,716)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	282,161	358,868
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$211,410	$252,152

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$209,647	$252,073
Restricted cash and cash equivalents included in prepaid expenses and other current assets	1,763	22
Restricted cash and cash equivalents included in other assets	—	57
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$211,410	$252,152

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

Verint is headquartered in Melville, New York, and has approximately 15 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 4,100 passionate employees plus a few hundred contractors around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

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

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of October 31, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.2%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”), except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended October 31, 2023 and 2022, and the condensed consolidated balance sheet as of October 31, 2023, are not audited but reflect all adjustments that, in the opinion of management, are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2023 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2023. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2023 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended October 31, 2023, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023.

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

In August 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA establishes a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion and is effective for us in tax years beginning after December 31, 2022. We do not expect to be subject to the corporate minimum tax. In addition, the IRA also introduced a nondeductible 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. During the nine months ended October 31, 2023, the calculated excise tax was $0.6 million and was recognized as part of the cost basis of shares acquired in our consolidated statement of stockholders' equity. We do not expect taxes due on future repurchases of our shares to have a material effect on our business.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Recurring revenue:
Bundled SaaS revenue	$63,251	$57,041	$184,770	$161,005
Unbundled SaaS revenue	52,400	58,746	161,470	152,066
Total SaaS revenue	115,651	115,787	346,240	313,071
Optional managed services revenue	11,842	15,436	36,872	47,127
Support revenue	33,624	42,999	105,443	139,831
Total recurring revenue	161,117	174,222	488,555	500,029
Nonrecurring revenue:
Perpetual revenue	24,557	24,425	74,103	88,473
Professional services revenue	32,873	26,546	82,620	77,496
Total nonrecurring revenue	57,430	50,971	156,723	165,969
Total revenue	$218,547	$225,193	$645,278	$665,998

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	October 31, 2023	January 31, 2023
Accounts receivable, net	$173,592	$188,414
Contract assets, net	$50,338	$60,444
Long-term contract assets, net (included in other assets)	$29,637	$37,950
Contract liabilities	$237,668	$271,476
Long-term contract liabilities	$12,067	$18,047

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three and nine months ended October 31, 2023 and 2022. As of October 31, 2023, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 15% and Partner B was approximately 12%. As of January 31, 2023, Partner A and Partner B each accounted for approximately 15% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the nine months ended October 31, 2023 and 2022 from amounts included in contract liabilities at the beginning of each period was $225.3 million and $217.6 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	October 31, 2023	January 31, 2023
Remaining performance obligations:
Expected to be recognized within 1 year	$430,394	$464,346
Expected to be recognized in more than 1 year	259,410	262,695
Total remaining performance obligations	$689,804	$727,041

3.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$12,865	$4,226	$10,711	$2,564
Net income attributable to noncontrolling interests	253	150	804	614
Net income attributable to Verint Systems Inc.	12,612	4,076	9,907	1,950
Dividends on preferred stock	(5,200)	(5,200)	(15,600)	(15,600)
Net income (loss) attributable to Verint Systems Inc. for basic net loss per common share	7,412	(1,124)	(5,693)	(13,650)
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$7,412	$(1,124)	$(5,693)	$(13,650)

Weighted-average shares outstanding:
Basic	63,887	65,583	64,411	65,161
Dilutive effect of employee equity award plans	257	—	—	—
Dilutive effect of 2021 Notes	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	64,144	65,583	64,411	65,161

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.12	$(0.02)	$(0.09)	$(0.21)
Diluted	$0.12	$(0.02)	$(0.09)	$(0.21)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Common shares excluded from calculation:
Restricted stock-based awards	2,717	2,576	2,177	2,242
Series A Preferred Stock	5,497	5,497	5,497	5,497
Series B Preferred Stock	3,980	3,980	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three and nine months ended October 31, 2023, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes (as defined in Note 7, “Long-Term Debt”), and other requirements for the 2021 Notes to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes and Capped Calls appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net income (loss) per common share for the three and nine months ended October 31, 2023 and 2022, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2023 and January 31, 2023:

	October 31, 2023
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$131,228	$—	$—	$131,228
Money market funds	70,449	—	—	70,449
Commercial paper	7,472	—	—	7,472
U.S. Treasury bills	498	—	—	498
Total cash and cash equivalents	$209,647	$—	$—	$209,647

Short-term investments:
Bank time deposits	$684	$—	$—	$684
Total short-term investments	$684	$—	$—	$684

	January 31, 2023
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$134,289	$—	$—	$134,289
Money market funds	96,941	—	—	96,941
Commercial paper	50,869	—	—	50,869
Total cash and cash equivalents	$282,099	$—	$—	$282,099

Short-term investments:
Bank time deposits	$697	$—	$—	$697
Total short-term investments	$697	$—	$—	$697

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the nine months ended October 31, 2023 and 2022, proceeds from maturities and sales of short-term investments were $3.2 million and $0.3 million, respectively.

5.    BUSINESS COMBINATIONS, ASSET ACQUISITIONS, AND DIVESTITURES

Nine Months Ended October 31, 2023

During the nine months ended October 31, 2023, we completed the acquisition of a provider of solutions for workforce scheduling automation, including three employees. This transaction resulted in increases to goodwill, customer relationships, and acquired technology intangible assets, but was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

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

The combined transaction and related costs, consisting primarily of professional fees and integration expenses were $0.2 million and $0.7 million for the three and nine months ended October 31, 2023, respectively, and $0.2 million for the three and nine months ended October 31, 2022. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and net income (loss) attributable to these acquisitions for the three and nine months ended October 31, 2023 were not material.

Other Business Combination Information

For the three and nine months ended October 31, 2023, we recorded a benefit of $0.7 million and $2.8 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on our historical business combinations achieving certain objectives and milestones. During the three and nine months ended October 31, 2022, the changes in the fair values of contingent consideration obligations associated with business combinations were immaterial. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $7.4 million at October 31, 2023, of which $4.3 million was recorded within accrued expenses and other current liabilities, and $3.1 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $1.8 million for the three months ended October 31, 2023, and $4.9 million and $7.5 million for the nine months ended October 31, 2023 and 2022, respectively. There were no payments of contingent consideration during the three months ended October 31, 2022.

Asset Acquisition

In July 2023, we entered into an agreement to acquire source code that qualifies as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. The agreement also stipulates the establishment of additional milestone payments totaling $3.0 million. These milestone payments are contingent upon the successful delivery of the source code and the attainment of specific developmental objectives within the upcoming twelve months and will be reduced by any amounts paid under a separate transition services agreement, which the parties have also entered into. During the three months ended October 31, 2023, we made $1.3 million in milestone payments to the seller, reflecting the achievement of certain source code delivery and integration milestones. The remaining $1.7 million of milestone payments is held in a third-party escrow account classified as restricted cash, which is included in prepaid expenses and other current assets on our condensed consolidated balance sheet as of October 31, 2023.

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

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and removed from our condensed consolidated balance sheets, consisted of the following as of October 31, 2023 and January 31, 2023:

	October 31, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$453,705	$(405,033)	$48,672
Acquired technology	228,585	(213,111)	15,474
Trade names	4,474	(4,401)	73
Distribution network	2,440	(2,440)	—
Total intangible assets	$689,204	$(624,985)	$64,219

	January 31, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$458,013	$(390,113)	$67,900
Acquired technology	229,317	(212,065)	17,252
Trade names	4,479	(4,359)	120
Distribution network	2,440	(2,440)	—
Total intangible assets	$694,249	$(608,977)	$85,272

Total amortization expense recorded for acquisition-related intangible assets was $7.9 million and $10.0 million for the three months ended October 31, 2023 and 2022, respectively, and $24.5 million and $30.6 million for the nine months ended October

31, 2023 and 2022, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2024 (remainder of year)	$7,899
2025	17,337
2026	15,988
2027	12,243
2028	7,505
2029 and thereafter	3,247
Total	$64,219

There were no impairments of acquired intangible assets during the nine months ended October 31, 2023 and 2022.

Goodwill activity for the nine months ended October 31, 2023 was as follows:

(in thousands)	Amount
Nine Months Ended October 31, 2023:
Goodwill, gross, at January 31, 2023	$1,403,256
Accumulated impairment losses through January 31, 2023	(56,043)
Goodwill, net, at January 31, 2023	1,347,213
Foreign currency translation and other	(6,277)
Business combinations, including adjustments to prior period acquisitions	2,513
Goodwill, net, at October 31, 2023	$1,343,449

Balance at October 31, 2023
Goodwill, gross, at October 31, 2023	$1,399,492
Accumulated impairment losses through October 31, 2023	(56,043)
Goodwill, net, at October 31, 2023	$1,343,449

No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2023. We will perform our annual goodwill impairment analysis as of November 1, 2023 during the three months ending January 31, 2024.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2023 and January 31, 2023:

	October 31,	January 31,
(in thousands)	2023	2023
2021 Notes	$315,000	$315,000
Term Loan	—	100,000
Revolving Credit Facility	100,000	—
Less: unamortized debt discounts and issuance costs	(4,539)	(6,092)
Total debt	410,461	408,908
Less: current maturities	—	—
Long-term debt	$410,461	$408,908

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of October 31, 2023, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at October 31, 2023.

Based on the closing market price of our common stock on October 31, 2023, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of October 31, 2023, no Capped Calls have been exercised.

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

Optional prepayments of loans under the Credit Agreement are generally permitted without premium or penalty. During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility, along with $0.5 million of accrued interest thereon. As a result, $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan were written off and are included within interest expense on our condensed consolidated statement of operations for the nine months ended October 31, 2023.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate (which was derived from LIBOR) or an alternative base rate (“ABR”) (each as defined in the Credit Agreement), plus in each case a margin.

On May 10, 2023, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) related to the phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable margin therefor or (ii) the adjusted Term Secured Overnight Financing Rate published by the CME Term SOFR Administrator (as more fully defined and set forth in the Credit Agreement, “Adjusted Term SOFR”), plus the applicable margin therefor. The applicable margin in each case is determined based on our Leverage Ratio (as defined below) and ranges from 0.25% to 1.25% for borrowings bearing interest at the ABR and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

Borrowings outstanding under the Revolving Credit Facility were $100.0 million at October 31, 2023, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). As of October 31, 2023, the interest rate on our revolving credit facility borrowings was 6.94%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of term loans, if any.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement, for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$196	$591	$588
Amortization of deferred debt issuance costs	444	441	1,330	1,320
Total Interest Expense — 2021 Notes	$641	$637	$1,921	$1,908

Borrowings under Credit Agreement:
Interest expense at contractual rates	$1,771	$1,186	$5,118	$2,559
Amortization of debt discounts	—	5	5	14
Amortization of deferred debt issuance costs	176	217	563	645
Losses on early retirements of debt	—	—	237	—
Total Interest Expense — Borrowings under Credit Agreement	$1,947	$1,408	$5,923	$3,218

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2023 and January 31, 2023:

	October 31,	January 31,
(in thousands)	2023	2023
Raw materials	$4,101	$3,325
Work-in-process	291	40
Finished goods	8,650	9,263
Total inventories	$13,042	$12,628

Other liabilities consisted of the following as of October 31, 2023 and January 31, 2023:

	October 31,	January 31,
(in thousands)	2023	2023
Unrecognized tax benefits, including interest and penalties	$52,245	$52,887
Other	16,608	27,494
Total other liabilities	$68,853	$80,381

Condensed Consolidated Statements of Operations

Other income, net consisted of the following for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31, 2023
(in thousands)	2023	2022	2023	2022
Foreign currency gains, net	$39	$1,360	$212	$3,620
Other, net	20	(315)	(153)	(434)
Total other income, net	$59	$1,045	$59	$3,186

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2023 and 2022:

	Nine Months Ended October 31,
(in thousands)	2023	2022
Cash paid for interest	$6,336	$3,203
Cash payments of income taxes, net	$12,979	$12,818
Cash payments for operating leases	$12,474	$21,275
Non-cash investing and financing transactions:
Leasehold improvements funded by lease incentive	$—	$5,090
Finance leases of property and equipment	$448	$567
Accrued but unpaid purchases of property and equipment	$231	$4,079
Liabilities for contingent consideration in business combinations	$2,265	$2,822
Retirement of treasury stock	$—	$106,137
Excise tax on share repurchases	$612	$—

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

For the nine months ended October 31, 2023, we paid $20.8 million of preferred stock dividends, $10.4 million of which was accrued as of January 31, 2023, and there were $6.9 million of cumulative undeclared and unpaid preferred stock dividends at October 31, 2023. There were no dividends paid during the three months ended October 31, 2023 and 2022, and we had no accrued dividends as of October 31, 2023. We reflected $5.2 million and $15.6 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net income (loss) attributable to Verint Systems Inc. common shares, for the three and nine months ended October 31, 2023, respectively. There were $5.2 million and $15.6 million of preferred stock dividends in our condensed consolidated results of operations for the three and nine months ended October 31, 2022, respectively.

Conversion

The Series A Preferred Stock was initially convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to December 4, 2019. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 day trading period following the Spin-Off. As of October 31, 2023, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.2%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”). As of October 31, 2023, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of October 31, 2023, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at October 31, 2023 plus accrued and unpaid dividends. As of October 31, 2023, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $3.5 million.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the nine months ended October 31, 2023 and 2022. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

No treasury stock remained outstanding at October 31, 2023 and January 31, 2023, respectively.

Stock Repurchase Programs

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the current stock repurchase program. During the nine months ended October 31, 2023, we repurchased approximately 3,014,000 shares of our common stock for a cost of $99.3 million, including excise tax of $0.6 million, under the current stock repurchase program. During the nine months ended October 31, 2023, we retired all 3,014,000 shares, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.6 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the nine months ended October 31, 2023.

During the nine months ended October 31, 2022, we repurchased and retired 2,010,000 shares of our common stock for a cost of $106.1 million, which included $105.7 million of share repurchases under a prior stock repurchase program as well as other purchases to facilitate income tax withholding or payments as described above.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of October 31, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.2%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss for the nine months ended October 31, 2023:

(in thousands)	Unrealized Losses on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2023	$(87)	$(154,012)	$(154,099)
Other comprehensive loss before reclassifications	(807)	(7,247)	(8,054)
Amounts reclassified out of accumulated other comprehensive loss	(574)	—	(574)
Net other comprehensive loss	(233)	(7,247)	(7,480)
Accumulated other comprehensive loss at October 31, 2023	$(320)	$(161,259)	$(161,579)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations, with presentation location, for the three and nine months ended October 31, 2023 and 2022 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022	Financial Statement Location
Unrealized losses on derivative financial instruments:
Foreign currency forward contracts	$(3)	$—	$(7)	$—	Cost of recurring revenue
	(24)	(19)	(61)	(50)	Cost of nonrecurring revenue
	(166)	(134)	(428)	(321)	Research and development, net
	(79)	(73)	(199)	(170)	Selling, general and administrative
	(272)	(226)	(695)	(541)	Total, before income taxes
	47	38	121	93	Benefit from income taxes
	$(225)	$(188)	$(574)	$(448)	Total, net of income taxes

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2023, we recorded an income tax provision of $13.0 million on pretax income of $25.8 million, which represented an effective income tax rate of 50.2%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

For the three months ended October 31, 2022, we recorded an income tax provision of $17.4 million on pretax income of $21.6 million, which represented an effective income tax rate of 80.5%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

For the nine months ended October 31, 2023, we recorded an income tax provision of $14.8 million on pretax income of $25.5 million, which represented an effective income tax rate of 58.0%. The effective tax rate varies from the U.S. federal statutory rate of 21% due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

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

We had unrecognized income tax benefits of $87.2 million and $87.9 million (excluding interest and penalties) as of October 31, 2023 and January 31, 2023, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $6.8 million and $5.2 million at October 31, 2023 and January 31, 2023, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at October 31, 2023 could decrease by approximately $12.7 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2023 and January 31, 2023:

	October 31, 2023
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$70,449	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	498	—	—
Commercial paper, classified as cash and cash equivalents	—	7,472	—
Foreign currency forward contracts	—	10	—
Total assets	$70,947	$7,482	$—
Liabilities:
Foreign currency forward contracts	$—	$396	$—
Contingent consideration — business combinations	—	—	7,360
Total liabilities	$—	$396	$7,360

	January 31, 2023
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$96,941	$—	$—
Commercial paper, classified as cash and cash equivalents	—	50,869	—
Foreign currency forward contracts	—	19	—
Contingent consideration receivable	—	8	—
Total assets	$96,941	$50,896	$—
Liabilities:
Foreign currency forward contracts	$—	$124	$—
Contingent consideration — business combinations	—	—	12,717
Total liabilities	$—	$124	$12,717

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2023 and 2022:

	Nine Months Ended October 31,
(in thousands)	2023	2022
Fair value measurement at beginning of period	$12,717	$—
Contingent consideration liabilities recorded for business combinations	2,265	2,822
Changes in fair values, recorded in operating expenses	(2,830)	—
Payments of contingent consideration	(4,906)	—
Foreign currency translation and other	114	—
Fair value measurement at end of period	$7,360	$2,822

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2023 and 2022.

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

Contingent Consideration Assets and Liabilities - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 6.5% to 8.1%, with a weighted average discount rate of 7.6% in our calculation of the estimated fair values of our contingent consideration liabilities as of October 31, 2023. We utilized discount rates ranging from 6.6% to 7.6%, with a weighted average discount rate of 6.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2023. The contingent consideration receivable was fully paid as of October 31, 2023.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at October 31, 2023. The estimated fair value of our Term Loan borrowing was approximately $100.0 million at January 31, 2023. On April 27, 2023, we repaid in full the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. We had no borrowings under our Revolving Credit Facility at January 31, 2023. The estimated fair values of the Term Loan borrowings were based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We considered these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participation in our Term Loan traded. The estimated fair value of borrowings under our Revolving Credit Facility is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at October 31, 2023 and January 31, 2023 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $266.0 million and $282.0 million at October 31, 2023 and January 31, 2023, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

In March 2023, we invested approximately $1.1 million in a privately-held company via a simple agreement for future equity (“SAFE”). In July 2023, we made a second SAFE investment of $0.5 million for a total investment of approximately $1.6 million. The SAFE provides that, upon the completion by such company of a qualified equity financing, we will automatically receive the number of shares of capital stock of such company equal to the SAFE purchase amount divided by the Discount Price (as such term is defined in the SAFE). If there is a liquidity event affecting such company, such as a change in control or initial public offering, we will receive a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares of common stock of such company equal to the SAFE purchase amount divided by the Liquidity Price (as such term is defined in the SAFE). Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and is included within other assets on the condensed consolidated balance sheets as of October 31, 2023.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million as of October 31, 2023 and January 31, 2023. These investments were included within other assets on the condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023. There were no observable price changes in our investments in privately-held companies during the nine months ended October 31, 2023 and 2022. We did not recognize any impairments during the three and nine months ended October 31, 2023 and 2022.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.2 million and $6.8 million as of October 31, 2023 and January 31, 2023, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2023	2023
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$10	$19
Total derivative assets		$10	$19

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$396	$124
Total derivative liabilities		$396	$124

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statement of operations for the three and nine months ended October 31, 2023 and 2022 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Net losses recognized in AOCL:
Foreign currency forward contracts	$(523)	$(320)	$(976)	$(780)

Net losses reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(272)	$(226)	$(695)	$(541)

For information regarding the line item locations of the net losses on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at October 31, 2023 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

The 2023 Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, other stock-based awards, and performance compensation awards. Subject to adjustment as provided in the 2023 Plan, up to an aggregate of (i) 9,000,000 shares of our common stock plus (ii) 3,982,168 shares of our common stock available for issuance under the 2019 Plan as of June 22, 2023, plus (iii) the number of shares of our common stock that become available for issuance as a result of awards made under the 2019 Plan or the 2023 Plan that are forfeited, cancelled, exchanged, or that terminate or expire, may be issued or transferred in connection with awards under the 2023 Plan. Each stock option or stock-settled stock appreciation right granted under the 2023 Plan will reduce the available plan capacity by one share and each other award denominated in shares that is granted under the 2023 Plan will reduce the available plan capacity by 1.90 shares.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue — recurring	$523	$729	$1,505	$2,187
Cost of revenue — nonrecurring	570	600	1,400	2,058
Research and development, net	3,025	3,533	8,818	10,371
Selling, general and administrative	12,068	15,037	38,563	49,346
Total stock-based compensation expense	$16,186	$19,899	$50,286	$63,962

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Restricted stock units and restricted stock awards	$15,560	$17,135	$46,400	$56,508
Stock bonus program and bonus share program	564	2,769	3,880	7,449
Total equity-settled awards	16,124	19,904	50,280	63,957
Phantom stock units (cash-settled awards)	62	(5)	6	5
Total stock-based compensation expense	$16,186	$19,899	$50,286	$63,962

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

Restricted Stock Units and Performance Stock Units

We periodically award RSUs to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting. Some of these awards to executive officers and certain other employees vest upon the achievement of specified performance goals or market conditions (performance stock units or “PSUs”).

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the nine months ended October 31, 2023 and 2022:

	Nine Months Ended October 31,
	2023		2022
(in thousands, except per share data)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,230	$52.42	2,454	$42.99
Granted	1,911	$37.08	1,648	$55.43
Released	(1,049)	$46.44	(1,547)	$41.97
Forfeited	(202)	$43.00	(140)	$46.74
Ending balance	2,890	$44.44	2,415	$52.58

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2023, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the nine months ended October 31, 2023 and 2022 (these amounts are also included in the Award Activity Table above for 2023 and 2022):

	Nine Months Ended October 31,
(in thousands)	2023	2022
Beginning balance	532	547
Granted	277	278
Released	(230)	(279)
Forfeited	(25)	(3)
Ending balance	554	543

Excluding PSUs, we granted 1,634,000 RSUs during the nine months ended October 31, 2023.

As of October 31, 2023, there was approximately $85.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

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

For bonuses in respect of the year ended January 31, 2023, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15% approved for awards under our stock bonus program. During the three months ended July 31, 2023, we issued approximately 27,000 shares under the stock bonus program and 178,000 shares under the bonus share program, in respect of the year ended January 31, 2023.

The following table summarizes activity under the stock bonus program during the nine months ended October 31, 2023 and 2022 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Nine Months Ended October 31,
(in thousands)	2023	2022
Shares in lieu of cash bonus — granted and released (not included in Award Activity Table above)	27	131
Shares in respect of discount (included in Award Activity Table above):
Granted	0	25
Released	2	23

In March 2023, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2024. Any shares earned under these programs will be issued during the year ended January 31, 2025.

The combined accrued liabilities for these two programs were $4.0 million and $7.9 million at October 31, 2023 and January 31, 2023, respectively.

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

At the recommendation of the District Court, in June 2022, the parties conducted another round of mediation in New York. On July 10, 2022, the parties reached an agreement to settle the matter on terms set forth in a settlement agreement that was executed by all parties and submitted a motion for approval of the settlement agreement to the District Court. Under the terms of the settlement agreement, subject to full and final waiver, Mavenir Inc. and/or Comverse, Inc. and/or Mavenir Ltd. agreed to pay a total of $16.0 million (such amount to be paid in three phases as set forth in the settlement agreement) as compensation to the plaintiffs and members of the class. The compensation amount is comprehensive, final and absolute and includes within it all the amounts and expenses to be paid in connection with the settlement agreement. Under the terms of an associated guaranty agreement, Verint has guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors. On February 7, 2023, the District Court approved the settlement without material changes. As of October 31, 2023, the first two installments of the compensation amount had been paid by Mavenir, leaving one installment of approximately $4.7 million to be paid in April 2024.

Under the terms of the Separation and Distribution Agreement entered into between Verint and Cognyte, Cognyte has agreed to indemnify Verint for Cognyte’s share of any losses that Verint may suffer related to the foregoing legal actions either in its capacity as successor to CTI, to the extent not indemnified by Mavenir, or due to its former ownership of Cognyte and VSL.

As of October 31, 2023, we had a remaining liability of $4.7 million, which is included within accrued expenses and other current liabilities, and an offsetting indemnification receivable of $4.7 million, which is included in prepaid expenses and other current assets. There was no impact to our condensed consolidated statement of operations.

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

In March 2023, Verint and the Assistant U.S. Attorney overseeing the USAO investigation reached an agreement in principle to resolve the USAO matter. The definitive settlement agreement, which provides that it is not an admission of liability by us, was signed in July 2023 including by the USAO and the relators. Under the terms of the settlement agreement, Verint paid $7.0 million to the government in August 2023 (a portion of which is payable by the government to the relators) in exchange for a release of the asserted claims, and an associated civil action brought by the relators has been dismissed.

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

The incremental settlement costs of $5.5 million related to the ACSI and CFI matters as a result of the settlement described above is included within selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended October 31, 2023. We reached a final settlement with one of our insurance carriers for a total cumulative insurance recovery of $14.5 million for the losses we incurred related to these actions, which offset settlement and legal expenses during the year ended January 31, 2023. We collected $2.0 million during the year ended January 31, 2023 and $12.5 million was collected in April 2023.

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

Overview

Macroeconomic Conditions

During the three and nine months ended October 31, 2023, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, the impacts of the COVID-19 pandemic, geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas war), labor shortages, supply chain disruptions, inflation, instability in the global banking industry, and changes to monetary and fiscal policies by central banks and governments around the world. These items are described further below. We believe that these global macroeconomic conditions have increased the length of our sales cycles, impacted customer and partner spending decisions, and resulted in decreased demand and increased costs.

Military Conflicts

We continue to monitor events associated with the Russian invasion of Ukraine and its global impacts, including applicable trade compliance or other legal requirements regarding permissible activities in the region. Based on the current situation, we do not believe the Russia-Ukraine conflict has had or will have a material impact on our business or results of operations. However, if the conflict worsens or expands, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our operations and customers in Russia, Belarus, and Ukraine represented immaterial portions of our net assets as of October 31, 2023 and January 31, 2023, and total revenue for the nine months ended October 31, 2023 and 2022.

We also are closely monitoring and reacting to the current war between Israel and Hamas. We have significant operations in Israel, including research and development and support. Some of our employees in Israel are obligated to perform reserve duty in the Israeli military and have been called to do so as a result of the current war. To date, we do not believe the war has had or will have a material impact on our business or results of operations. However, if the conflict worsens or expands, leading to greater disruption in Israel and/or to greater global economic disruptions and uncertainty, our business or results of operations could be materially impacted.

COVID-19 Pandemic and Workplace Modifications

As a result of the impact of the COVID-19 pandemic, we have adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. As part of our hybrid model, we have also re-opened some of our offices and have contracted for co-working space in certain locations for employees to use as needed, subject to applicable government regulations. Beginning in the year ended January 31, 2022 and continuing into the nine months ended October 31, 2023, we decided to exit or reduce our space under certain office leases. We recognized $0.1 million and $6.1 million of accelerated lease expense, including losses on terminations, and other asset impairments, which were reflected within selling, general, and administrative expenses in our condensed consolidated statement of operations for the three and nine months ended October 31, 2023, respectively. We recognized $1.2 million and $13.8 million of accelerated lease expense, including losses on terminations, and other asset impairments, which were reflected within selling, general, and administrative expenses in our condensed consolidated statement of operations for the three and nine months ended October 31, 2022, respectively.

We are in the process of migrating to a new cloud-based IT infrastructure to support the shift to a hybrid work environment and enable us to operate more efficiently. IT charges associated with modifying the workplace, including consolidating and/or migrating data centers and labs to the cloud, simplifying the corporate network, and one-time costs for implementing collaboration tools to enable our hybrid work environment, as well as asset impairment charges and IT facility exit costs were $1.9 million and $1.1 million during the three months ended October 31, 2023 and 2022, respectively, and $16.8 million and

$3.5 million during the nine months ended October 31, 2023 and 2022, respectively, which were reflected within selling, general, and administrative expenses in our condensed consolidated statement of operations. We also recognized $1.1 million of asset impairment charges related to software licenses that were previously used in research and development as a result of the migration to the cloud and $0.5 million of other costs related to the migration to a new cloud-based IT infrastructure. These charges were reflected within research and development, net expenses in our condensed consolidated statement of operations for the nine months ended October 31, 2023.

Our Business

Verint helps the world’s most iconic brands continuously elevate the customer experience (“CX”) and reduce operating costs. More than 10,000 organizations in 175 countries – including over 85 of the Fortune 100 companies – rely on Verint’s open customer engagement platform to harness the power of data and artificial intelligence (“AI”) to maximize CX automation.

Verint is uniquely positioned to help organizations close the Engagement Capacity Gap™ with our differentiated Verint Customer Engagement Cloud Platform. Brands today are challenged by new workforce dynamics including the need for AI and automation, ever-expanding customer engagement channels and exponentially more consumer interactions – often while facing limited budgets and resources. As a result, brands are finding it more challenging to deliver the desired customer experience. This creates a capacity gap, which is widening as the digital transformation continues. Organizations are increasingly seeking technology to close this gap with solutions that are based on AI and are developed specifically for customer engagement, such as teams of AI-powered bots working on their own or in collaboration with employees. These AI-based solutions automate workflows across enterprise silos to optimize the workforce expense and at the same time drive an elevated consumer experience.

Verint is headquartered in Melville, New York, and has approximately 15 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 4,100 passionate employees plus a few hundred contractors around the globe exclusively focused on helping brands provide Boundless Customer Engagement™.

Key Trends

We believe there are three key market trends that are benefiting Verint today: the acceleration of digital transformation, a changing workforce, and elevated customer expectations.

•Acceleration of Digital Transformation: Digital transformation is accelerating, and it is driving significant change in customer engagement for contact centers and across the enterprise. Long gone are the days when customer journeys were limited to phone calls into a contact center. Today, customer journeys take place across many touchpoints in the enterprise and across many communication and collaboration platforms, including in contact centers, back-office and branch operations, e-commerce, digital marketing, self-service, and customer experience departments, with digital leading the way. Leading brands understand that as digital rises in importance and telephony becomes more commoditized, organizations need to change business processes and put their primary focus on application capabilities when making customer engagement technology decisions, especially those powered by AI developed specifically for customer engagement. We believe that the breadth of customer touchpoints across the enterprise and the rapid growth in digital interactions benefit Verint as these trends create demand for more specialized AI-based solutions and bots that can increase automation and connect organizational silos to increase efficiency and elevate the customer experience.

•A Changing Workforce: Brands are facing unprecedented challenges when it comes to how they manage their changing workforce. Increasingly, brands are managing a hybrid workforce of agents and bots, with employees that may be working from anywhere. Providing flexibility for where employees work creates greater challenges in managing and coaching employee teams. And because of the limited resources that are available, brands must drive greater workforce efficiency. They need to find ways to use technology, like AI-powered bots, to augment their workforce. Brands recognize the need to leverage data and automation to achieve greater efficiency. In addition, the importance of employee experience continues to grow, and brands must quickly evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new AI-based solutions that can shape the future of work, with a workforce of people and AI-powered bots working together, increased automation, greater employee flexibility, and a greater focus on the voice of the employees.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and contextual responses continue to rise and meeting those expectations is becoming increasingly difficult with legacy technology. The proliferation in customer channels and the desire of customers to seamlessly shift between channels creates a more complex customer journey for brands to manage and support. Customers also expect brands to have a deep understanding of the customer’s relationship with that brand — an understanding that is unified across the enterprise, regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, in the back-office, or in a branch. To develop that deep understanding, leading brands recognize the need to use specialized, AI-powered solutions to both fuse the data that has traditionally existed in silos across the enterprise and analyze the data to inform and automate the customer experience. We believe that this trend benefits Verint as it creates demand for new AI-powered bots and other solutions that help brands support complex customer journeys and increase automation to meet elevated customer expectations.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2023.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$218,547	$225,193	$645,278	$665,998
Operating income	$26,718	$21,678	$27,978	$23,686
Net income (loss) attributable to Verint Systems Inc. common shares	$7,412	$(1,124)	$(5,693)	$(13,650)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.12	$(0.02)	$(0.09)	$(0.21)
Diluted	$0.12	$(0.02)	$(0.09)	$(0.21)

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Our revenue decreased approximately $6.7 million, from $225.2 million in the three months ended October 31, 2022 to $218.5 million in the three months ended October 31, 2023. The decrease consisted of a $13.1 million decrease in recurring revenue, partially offset by a $6.4 million increase in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 71%, 19%, and 10% of our total revenue, respectively, in the three months ended October 31, 2023, compared to approximately 72%, 19%, and 9%, respectively, in the three months ended October 31, 2022. Further details of changes in revenue are provided below.

We reported operating income of $26.7 million in the three months ended October 31, 2023 compared to operating income of $21.7 million in the three months ended October 31, 2022. The increase in operating income was primarily due to a $6.8 million decrease in operating expenses, from $133.1 million to $126.3 million, partially offset by a $1.8 million decrease in gross profit, from $154.8 million to $153.0 million. The decrease in operating expenses consisted of a $5.9 million decrease in selling, general and administrative expenses, a $0.8 million decrease in net research and development expenses, and a $0.1 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $7.4 million and diluted net income per common share was $0.12 in the three months ended October 31, 2023 compared to a net loss attributable to Verint Systems Inc. common shares of $1.1 million and diluted net loss per common share of $0.02 in the three months ended October 31, 2022. The increase in net income attributable to Verint Systems Inc. common shares in the three months ended October 31, 2023 was primarily due to a $5.0 million increase in operating income as described above and a $4.4 million decrease in our provision for income taxes, partially offset by a $0.8 million increase in total other expense, net, and a $0.1 million increase in net income attributable to noncontrolling interests. Further details of these changes are provided below.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Our revenue decreased approximately $20.7 million, from $666.0 million in the nine months ended October 31, 2022 to $645.3 million in the nine months ended October 31, 2023. The decrease consisted of a $11.4 million decrease in recurring revenue and a $9.3 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC regions represented approximately 69%, 20%, and 11% of our total revenue, respectively, in the nine months ended October 31, 2023, compared to approximately 70%, 20%, and 10%, respectively, in the nine months ended October 31, 2022. Further details of changes in revenue are provided below.

We reported operating income of $28.0 million in the nine months ended October 31, 2023 compared to operating income of $23.7 million in the nine months ended October 31, 2022. The increase in operating income was primarily due to a $5.6 million decrease in operating expenses, from $420.1 million to $414.5 million, partially offset by a $1.3 million decrease in gross profit, from $443.8 million to $442.5 million. The decrease in operating expenses consisted of a $4.8 million decrease in selling, general and administrative expenses and a $0.9 million decrease in amortization of other acquired intangible assets, partially offset by a $0.1 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $5.7 million and diluted net loss per common share was $0.09 in the nine months ended October 31, 2023 compared to a net loss attributable to Verint Systems Inc. common shares of $13.7 million and diluted net loss per common share of $0.21 in the nine months ended October 31, 2022. The decrease in net loss attributable to Verint Systems Inc. common shares in the nine months ended October 31, 2023 was primarily due to a $5.8 million decrease in our provision for income taxes, and a $4.3 million increase in operating income as described above, partially offset by a $1.9 million increase in total other expense, net, and a $0.2 million increase in net income attributable to noncontrolling interests. Further details of these changes are provided below.

As of October 31, 2023, we employed approximately 4,100 employees plus a few hundred contractors, as compared to approximately 4,300 employees plus a few hundred contractors at October 31, 2022.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Revenue denominated in non-U.S. dollar currency was 20% and 19% of our total revenue for the three months ended October 31, 2023 and 2022, respectively. Revenue denominated in non-U.S. dollar currency was 21% of our total revenue for each of the nine months ended October 31, 2023 and 2022. Our combined cost of revenue and operating expenses denominated in non-U.S. dollar currency were 32% and 29% of our total combined cost of revenue and operating expenses for the three months ended October 31, 2023 and 2022, respectively. Our combined cost of revenue and operating expenses denominated in non-U.S. dollar currency were 31% and 30% of our total combined cost of revenue and operating expenses for the nine months ended October 31, 2023 and 2022, respectively.

When comparing average exchange rates for the three months ended October 31, 2023 to average exchange rates for the three months ended October 31, 2022, the U.S. dollar weakened relative to the British pound sterling and the euro and strengthened relative to the Israeli shekel and the Australian dollar, resulting in an overall increase in our revenue and expenses on a U.S. dollar-denominated basis. For the three months ended October 31, 2023, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2022, our revenue would have been approximately $1.7 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $1.6 million lower, which would have resulted in a $0.1 million decrease in our operating income.

When comparing average exchange rates for the nine months ended October 31, 2023 to average exchange rates for the nine months ended October 31, 2022, the U.S. dollar strengthened relative to the Australian dollar and the Israeli shekel and weakened relative to the euro and the British pound sterling, resulting in an overall decrease in our revenue and expenses on a U.S. dollar-denominated basis. For the nine months ended October 31, 2023, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2022, our revenue would have been approximately $0.8 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $2.7 million higher, which would have resulted in a $1.9 million decrease in our operating income.

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

The following table sets forth revenue by category for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2023	2022	2023 - 2022	2023	2022	2023 - 2022
Recurring revenue
Bundled SaaS revenue	$63,251	$57,041	11%	$184,770	$161,005	15%
Unbundled SaaS revenue	52,400	58,746	(11)%	161,470	152,066	6%
Total SaaS revenue	115,651	115,787	0%	346,240	313,071	11%
Optional managed services revenue	11,842	15,436	(23)%	36,872	47,127	(22)%
Support revenue	33,624	42,999	(22)%	105,443	139,831	(25)%
Total recurring revenue	161,117	174,222	(8)%	488,555	500,029	(2)%
Nonrecurring revenue
Perpetual revenue	24,557	24,425	1%	74,103	88,473	(16)%
Professional services revenue	32,873	26,546	24%	82,620	77,496	7%
Total nonrecurring revenue	57,430	50,971	13%	156,723	165,969	(6)%
Total revenue	$218,547	$225,193	(3)%	$645,278	$665,998	(3)%

Recurring Revenue

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Recurring revenue decreased approximately $13.1 million, or 8%, from $174.2 million in the three months ended October 31, 2022 to $161.1 million in the three months ended October 31, 2023. The decrease consisted of a $9.4 million decrease in support revenue, a $3.6 million decrease in optional managed services revenue, and a $0.1 million decrease in SaaS revenue. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily due to lower demand. The decrease in SaaS revenue was due to a decrease in unbundled SaaS revenue. Unbundled SaaS revenue decreased primarily due to the timing of renewal contracts and lower demand as customers’ buying preferences continued to shift to our bundled SaaS offerings. Bundled SaaS revenue increased due to new customer contracts and existing customers expanding their use of our cloud platform.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Recurring revenue decreased approximately $11.4 million, or 2%, from $500.0 million in the nine months ended October 31, 2022 to $488.6 million in the nine months ended October 31, 2023. The decrease consisted of a $34.4 million decrease in support revenue and a $10.2 million decrease in optional managed services revenue, partially offset by a $33.2 million increase in SaaS revenue. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily due to lower demand. The increase in SaaS revenue was due to increases in both bundled and unbundled SaaS revenue. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform. The increase in unbundled SaaS revenue was primarily due to increased renewal transactions as well as support conversion transactions.

We expect our revenue mix to continue to shift to our cloud offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises to cloud-based solutions, with an increasing portion of the mix coming from our bundled SaaS offerings. Bundled SaaS revenue is generally recognized ratably over the subscription term, while unbundled SaaS revenue is typically recognized upfront upon delivery of the license keys, or when the license term commences, if later. As a result, our revenue may fluctuate from period to period due to the revenue mix in each period, which is influenced by customer buying preferences. When the percentage of unbundled SaaS to bundled SaaS sold or renewed in a period increases, revenue from such transactions will generally be higher in that period (and lower in future periods) than if the percentage of bundled SaaS to unbundled SaaS were higher. Additionally, a multi-year unbundled SaaS contract will generally result in greater revenue recognition upfront than a one-year unbundled SaaS contract.

While we continue to see significant demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, we believe that current macroeconomic factors, as described above, are increasing the length of our sales cycles and impacting customer and partner spending decisions.

Nonrecurring Revenue

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Nonrecurring revenue increased approximately $6.4 million, or 13%, from $51.0 million in the three months ended October 31, 2022 to $57.4 million in the three months ended October 31, 2023. The increase consisted of a $6.3 million increase in professional services revenue and a $0.1 million increase in perpetual revenue. The increase in professional services revenue was primarily driven by an increase in patent license royalty revenue for the current period and due to the recognition in the current period of royalties for prior periods that were previously underreported by a licensee, partially offset by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Nonrecurring revenue decreased approximately $9.3 million, or 6%, from $166.0 million in the nine months ended October 31, 2022 to $156.7 million in the nine months ended October 31, 2023. The decrease consisted of a $14.4 million decrease in perpetual revenue, partially offset by a $5.1 million increase in professional services revenue. The decrease in perpetual revenue was primarily due to a decrease in on-premises license revenue driven by the continued shift in spending by our customers toward our cloud-based solutions and a decrease in demand for our offerings that include third-party hardware with embedded software. The increase in professional services revenue was primarily driven by an increase in patent license royalty revenue for the current period and due to the recognition in the current period of royalties for prior periods that were previously underreported by a licensee, partially offset by a decrease in implementation services as a result of the overall shift in our business to a cloud-based model.

Cost of Revenue

The following table sets forth the cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2023	2022	2023 - 2022	2023	2022	2023 - 2022
Cost of recurring revenue	$38,883	$38,834	0%	$118,093	$120,714	(2)%
Cost of nonrecurring revenue	25,046	28,013	(11)%	79,213	90,781	(13)%
Amortization of acquired technology	1,609	3,550	(55)%	5,511	10,742	(49)%
Total cost of revenue	$65,538	$70,397	(7)%	$202,817	$222,237	(9)%

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

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Cost of recurring revenue increased approximately $0.1 million, from $38.8 million in the three months ended October 31, 2022 to $38.9 million in the three months ended October 31, 2023. The increase was primarily due to the write-off of certain third-party software licenses and the prior year recovery of a portion of previously written off prepaid license royalties, partially offset by a reduction in service and support costs due to lower personnel costs as a result of a decrease in headcount. Our recurring revenue gross margins decreased from 78% in the three months ended October 31, 2022 to 76% in the three months ended October 31, 2023, primarily driven by a shift in our SaaS revenue mix from unbundled SaaS to bundled SaaS.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Cost of recurring revenue decreased approximately $2.6 million, or 2%, from $120.7 million in the nine months ended October 31, 2022 to $118.1 million in the nine months ended October 31, 2023. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of a decrease in headcount and cost optimization efforts focusing on improvements in utilization of our cloud infrastructure, as well as offshoring certain support activities. These decreases were partially offset by an increase in costs due to the write-off of certain third-party software licenses, and an increase in the amortization of capitalized software development costs. Our recurring revenue gross margins were 76% in each of the nine months ended October 31, 2023 and 2022.

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

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Cost of nonrecurring revenue decreased approximately $3.0 million, or 11%, from $28.0 million in the three months ended October 31, 2022 to $25.0 million in the three months ended October 31, 2023. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings and a decrease in contractor costs. Our nonrecurring gross margins increased from 45% in the three months ended October 31, 2022 to 56% in the three months ended October 31, 2023, primarily due to an increase in patent license royalty revenue as described above.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Cost of nonrecurring revenue decreased approximately $11.6 million, or 13%, from $90.8 million in the nine months ended October 31, 2022 to $79.2 million in the nine months ended October 31, 2023. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings, a decrease in third-party hardware delivered and related shipping and handling costs, a decrease in the cost of certain hardware components due to supply chain disruptions in the prior year, and a decrease in contractor costs. Our nonrecurring gross margins increased from 45% in the nine months ended October 31, 2022 to 49% in the nine months ended October 31, 2023, primarily due to an increase in patent license royalty revenue as described above.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Amortization of acquired technology decreased approximately $2.0 million, or 55%, from $3.6 million in the three months ended October 31, 2022 to $1.6 million in the three months ended October 31, 2023. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Amortization of acquired technology decreased approximately $5.2 million, or 49%, from $10.7 million in the nine months ended October 31, 2022 to $5.5 million in the nine months ended October 31, 2023. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense of acquired technology intangible assets associated with recent business combinations.

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

The following table sets forth R&D for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2023	2022	2023 - 2022	2023	2022	2023 - 2022
Research and development, net	$32,084	$32,941	(3)%	$97,923	$97,844	0%

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. R&D decreased approximately $0.8 million, or 3%, from $32.9 million in the three months ended October 31, 2022 to $32.1 million in the three months ended October 31, 2023. This decrease was primarily attributable to a $1.0 million increase in the capitalization of software development costs, a $0.9 million increase in benefits from participation in certain government-sponsored programs for the support of R&D activities, and a $0.5 million decrease in stock-based compensation expense, partially offset by a $1.5 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. R&D increased approximately $0.1 million, from $97.8 million in the nine months ended October 31, 2022 to $97.9 million in the nine months ended October 31, 2023. This increase was primarily attributable to a $4.1 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount, $1.1 million of asset impairment charges related to a cloud-based IT infrastructure realignment project, and a $0.7 million increase in contractor costs, partially offset by a $2.7 million increase in benefits from participation in certain government-sponsored programs for the support of R&D activities, a $1.6 million decrease in stock-based compensation expense, and a $1.4 million increase in the capitalization of software development costs.

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

The following table sets forth SG&A for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2023	2022	2023 - 2022	2023	2022	2023 - 2022
Selling, general and administrative	$87,879	$93,757	(6)%	297,532	302,344	(2)%

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. SG&A decreased approximately $5.9 million, or 6%, from $93.8 million in the three months ended October 31, 2022 to $87.9 million in the three months ended October 31, 2023. This decrease was primarily due to a $3.0 million decrease in stock-based compensation expense primarily due to a decrease in the grant date fair value of equity awards and a longer average vesting schedule of outstanding awards, a $1.1 million decrease in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year, a $1.1 million decrease in employee compensation and related expenses due to a decrease in headcount, a $1.0 million decrease in professional services expense, and a $1.0 million decrease in facilities expenses and depreciation charges as a result of a reduced number of offices. These decreases in SG&A were partially offset by a $0.9 million increase in the cost of third-party software components in order to support our hybrid work environment and a $0.8 million increase in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project. SG&A was also impacted by a $0.7 million benefit due to a change in the fair value of our obligations under contingent consideration arrangements as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements. There were no changes in the fair values of our contingent consideration obligations for the three months ended October 31, 2022.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. SG&A decreased approximately $4.8 million, or 2%, from $302.3 million in the nine months ended October 31, 2022 to $297.5 million in the nine months ended October 31, 2023. This decrease was primarily due to a $10.8 million decrease in stock-based compensation expense primarily due to a decrease in the grant date fair value of equity awards and a longer average vesting schedule of outstanding awards, a $7.6 million decrease in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year, a $3.1 million decrease in facilities expenses and depreciation charges as a result of a reduced number of offices, and the recognition of a $1.8 million impairment charge in the prior year recorded to adjust the carrying value of an owned office building to its fair value less costs to sell upon its classification as an asset held for sale. These decreases in SG&A were partially offset by a $13.3 million increase in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project, a $5.7 million increase in professional services expense primarily due to reaching settlement regarding certain legal matters discussed in Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements included under Part I, Item 1 of this report, and a $2.6 million increase in the cost of third-party software components in order to support our hybrid work environment. SG&A was also impacted by a $2.6 million benefit due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.2 million in the nine months ended October 31, 2022 to a net benefit of $2.8 million during the nine months ended October 31, 2023, as a result of revised outlooks for achieving the performance targets under certain contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth the amortization of other acquired intangible assets for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2023	2022	2023 - 2022	2023	2022	2023 - 2022
Amortization of other acquired intangible assets	$6,328	$6,420	(1)%	$19,028	$19,887	(4)%

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Amortization of other acquired intangible assets decreased approximately $0.1 million, or 1%, from $6.4 million in the three months ended October 31, 2022 to $6.3 million in the three months ended October 31, 2023. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Amortization of other acquired intangible assets decreased approximately $0.9 million, or 4%, from $19.9 million in the nine months ended October 31, 2022 to $19.0 million in the nine months ended October 31, 2023. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2023	2022	2023 - 2022	2023	2022	2023 - 2022
Interest income	$1,650	$1,045	58%	$5,440	$1,742	212%
Interest expense	(2,609)	(2,147)	22%	(7,994)	(5,511)	45%
Other income (expense):
Foreign currency gains, net	39	1,360	(97)%	212	3,620	(94)%
Other, net	20	(315)	(106)%	(153)	(434)	(65)%
Total other income, net	59	1,045	(94)%	59	3,186	(98)%
Total other expense, net	$(900)	$(57)	*	$(2,495)	$(583)	*

* Percentage is not meaningful.

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Total other expense, net, increased by $0.8 million from $0.1 million in the three months ended October 31, 2022 to $0.9 million in the three months ended October 31, 2023.

Interest income increased from $1.0 million in the three months ended October 31, 2022 to $1.7 million in the three months ended October 31, 2023 due to higher interest rates on our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

Interest expense increased from $2.1 million in the three months ended October 31, 2022 to $2.6 million in the three months ended October 31, 2023 primarily due to higher interest rates on our borrowings. Further discussion regarding our borrowings appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $1.4 million of net foreign currency gains in the three months ended October 31, 2022 as compared to an insignificant amount of foreign currency gains during the three months ended October 31, 2023. Our foreign currency gains in the prior period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling and the Israeli shekel.

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Total other expense, net, increased by $1.9 million from $0.6 million in the nine months ended October 31, 2022 to $2.5 million in the nine months ended October 31, 2023.

Interest income increased from $1.7 million in the nine months ended October 31, 2022 to $5.4 million in the nine months ended October 31, 2023 due to higher interest rates on our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

Interest expense increased from $5.5 million in the nine months ended October 31, 2022 to $8.0 million in the nine months ended October 31, 2023 primarily due to higher interest rates on our borrowings. Additionally, we recorded $0.2 million of losses on early retirement of debt as a result of repaying the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. Further discussion regarding our Term Loan and Revolving Credit Facility appears under “Financing Arrangements” below and in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.2 million of net foreign currency gains in the nine months ended October 31, 2023 compared to $3.6 million of net foreign currency gains in the nine months ended October 31, 2022. Our foreign currency gains in the current period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the Israeli shekel.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2023	2022	2023 - 2022	2023	2022	2023 - 2022
Provision for income taxes	$12,953	$17,395	(26)%	$14,772	$20,539	(28)%

Three Months Ended October 31, 2023 compared to Three Months Ended October 31, 2022. Our effective income tax rate was 50.2% for the three months ended October 31, 2023, compared to an effective income tax rate of 80.5% for the three months ended October 31, 2022.

For the three months ended October 31, 2023, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $13.0 million on pretax income of $25.8 million, which represented an effective income tax rate of 50.2%.

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

Nine Months Ended October 31, 2023 compared to Nine Months Ended October 31, 2022. Our effective income tax rate was 58.0% for the nine months ended October 31, 2023, compared to an effective income tax rate of 88.9% for the nine months ended October 31, 2022.

For the nine months ended October 31, 2023, the effective tax rate varies from the U.S. federal statutory rate of 21% due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $14.8 million on pretax income of $25.5 million, which represented an effective income tax rate of 58.0%.

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

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock”). The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of October 31, 2023, Apax’s ownership in us on an as-converted basis was approximately 13.2%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business acquisitions, including approximately $21.9 million of net cash expended for business combinations during the year ended January 31, 2023. During the nine months ended October 31, 2023, we completed the acquisition of a provider of solutions for workforce scheduling automation. This transaction was not material to our condensed consolidated financial statements. In July 2023, we entered into an agreement to acquire source code that qualifies as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. Additionally, during the three months ended October 31, 2023, we paid $1.3 million related to the satisfaction of milestones. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations and asset acquisitions.

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

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $123.9 million and $126.0 million as of October 31, 2023 and January 31, 2023, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.2 million, at October 31, 2023 and January 31, 2023.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of October 31, 2023, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2023 and January 31, 2023:

	October 31,	January 31,
(in thousands)	2023	2023
Cash and cash equivalents	$209,647	$282,099
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	1,763	300
Short-term investments	684	697
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$212,094	$283,096
Total debt, including current portions	$410,461	$408,908

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

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2023 and 2022:

	Nine Months Ended October 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$81,679	$68,611
Net cash used in investing activities	(24,333)	(37,476)
Net cash used in financing activities	(127,397)	(134,341)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(700)	(3,510)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(70,751)	$(106,716)

Our financing activities used $127.4 million of net cash and our investing activities used $24.3 million of net cash during the nine months ended October 31, 2023, which was partially offset by $81.7 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $81.7 million of net cash during the nine months ended October 31, 2023, compared to $68.6 million generated during the nine months ended October 31, 2022. Our operating cash flow in the current period increased primarily due to lower operating lease payments as a result of the early termination of several leased offices in the prior year, a decrease in the non-financing portion of payments under contingent consideration arrangements, and a favorable impact on operating cash flow from changes in operating assets and liabilities compared to the prior period.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2023, our investing activities used $24.3 million of net cash, consisting primarily of $19.9 million of payments for property, equipment and capitalized software development, $3.2 million of net cash utilized for business combinations and asset acquisitions, and a $1.6 million investment in a privately-held company, partially offset by a $0.4 million decrease in restricted bank time deposits during the period.

During the nine months ended October 31, 2022, our investing activities used $37.5 million of net cash, including $23.6 million of payments for property, equipment and capitalized software development costs, $9.9 million of net purchases of short-term investments, and $3.8 million of net cash utilized for business combinations.

We had no significant commitments for capital expenditures at October 31, 2023.

Net Cash Used in Financing Activities

For the nine months ended October 31, 2023, our financing activities used $127.4 million of net cash, primarily due to $100.0 million of repayments of borrowing under our Term Loan, $99.3 million of payments to repurchase common stock, $20.8 million of payments of Preferred Stock dividends, $4.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.4 million of finance lease payments and other financing obligations, a $0.5 million distribution to a noncontrolling shareholder of one of our subsidiaries and $0.2 million paid for debt-related issuance fees, partially offset by $100.0 million of proceeds from borrowings under our Revolving Credit Facility.

For the nine months ended October 31, 2022, our financing activities used $134.3 million of net cash, primarily due to $106.1 million of payments to repurchase common stock, $20.8 million of payments of Preferred Stock dividends, $3.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.0 million of finance lease payments and other financing obligations, a $0.6 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on Preferred Stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months from the issuance of our consolidated financial statements. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our Credit Agreement.

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

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the current stock repurchase program. During the nine months ended October 31, 2023, we repurchased approximately 3,014,000 shares of our common stock at a cost of $99.3 million, including excise tax of $0.6 million, under this program. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.6 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders' equity during the nine months ended October 31, 2023. Repurchases were funded with available cash in the United States.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of October 31, 2023, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on October 31, 2023, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of October 31, 2023, no Capped Calls have been exercised.

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

On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan in full utilizing proceeds from our Revolving Credit Facility, along with $0.5 million of accrued interest thereon. As a result, $0.2 million of deferred debt issuance costs associated with the Term Loan were written off and are included within interest expense on our condensed consolidated statement of operations for the nine months ended October 31, 2023.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate (which was derived from LIBOR) or an alternative base rate (“ABR”) (each as defined in the Credit Agreement), plus in each case a margin.

On May 10, 2023, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) related to the phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable margin therefor or (ii) the adjusted Term Secured Overnight Financing Rate published by the CME Term SOFR Administrator (as more fully defined and set forth in the Credit Agreement, “Adjusted Term SOFR”), plus the applicable margin therefor. The applicable margin in each case is determined based on our Leverage Ratio (as defined below) and ranges from 0.25% to 1.25% for borrowings bearing interest at the ABR and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

Borrowings under the Revolving Credit Facility were $100.0 million at October 31, 2023, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of October 31, 2023, the interest rate on our revolving credit facility borrowings was 6.94%. In addition, we are required to pay a commitment fee with respect to unused availability at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility were used to repay the outstanding balance of the Term Loan.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At October 31, 2023, our Leverage Ratio was approximately 1.2 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of October 31, 2023, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2023. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 17, “Leases”, in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of October 31, 2023, our total operating lease liabilities were $37.9 million, of which $6.4 million is included within accrued expenses and other current liabilities (current portions), and $31.5 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our condensed consolidated balance sheet at October 31, 2023 included $52.2 million of non-current tax reserves (including interest and penalties of $6.8 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations and Asset Acquisitions

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2023, we made $4.9 million of payments under contingent consideration arrangements. As of October 31, 2023, potential future cash payments, and earned consideration expected to be paid, subsequent to October 31, 2023 under contingent consideration arrangements totaled $20.4 million, the estimated fair value of which was $7.4 million, of which $4.3 million was recorded within accrued expenses and other current liabilities, and $3.1 million was recorded within other liabilities. The performance periods associated with these potential payments extend through January 2027.

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

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate or an ABR (each as defined in the Credit Agreement), plus, in each case, a margin. On May 10, 2023, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) related to the phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable rate margin therefor or (ii) the adjusted Term Secured Overnight Financing Rate published by the CME Term SOFR Administrator (as more fully defined and set forth in the Credit Agreement, “Adjusted Term SOFR”), plus the applicable margin therefor. The applicable margin in each case is determined based on our leverage ratio (described above) and ranges from 0.25% to 1.25% for borrowings bearing interest at the ABR and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

On April 27, 2023, we repaid in full the remaining $100.0 million outstanding principal balance related to our Term Loan with $100.0 million of proceeds from borrowings under our Revolving Credit Facility. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio. As of October 31, 2023, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 6.94%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2023 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under “Interest Rate Risk on Our Debt” and “Inflation Risk”, and the market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic factors discussed in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part I, Item 2 of this report, we believe that our market risk profile did not materially change during the nine months ended October 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2023. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period. During the year ended January 31, 2023, we repurchased approximately 649,000 shares under this stock repurchase program for an aggregate purchase price of $23.5 million. During the nine months ended October 31, 2023, we repurchased approximately 3,014,000 shares under this stock repurchase program for $99.3 million, including excise tax of $0.6 million. Repurchases were financed with available cash in the United States.

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

Share repurchase activity during the three months ended October 31, 2023 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
August 1, 2023 - August 31, 2023	—	$—	—	$—
September 1, 2023 - September 30, 2023	1,018,161	24.53	1,018,161	77,970
October 1, 2023 - October 31, 2023	—	—	—	—
	1,018,161	$24.53	1,018,161	$77,970

(1) Represents the approximate weighted-average price paid per share and excludes excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended October 31, 2023, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2023:

Number	Description	Filed Herewith / Incorporated by Reference from
3.1	Amended and Restated By-Laws of Verint Systems Inc. (as amended as of November 21, 2023)	Form 8-K filed on November 28, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

December 6, 2023	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)