Form 10-K
period 2024-01-31
VERINT SYSTEMS INC
filed 2024-03-27
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2023) was approximately $2,294,561,000.

There were 62,376,546 shares of the registrant’s common stock outstanding on March 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that may affect our business, results of operations, and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A. “Risk Factors”. These risks include, among others, the following:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, rising interest rates, tightening credit markets, inflation, instability in the banking sector, actual or threatened trade wars, political unrest, armed conflicts, natural disasters, or outbreaks of disease (including global epidemics or pandemics), as well as the resulting impact on spending by customers or partners, on our business;
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
•challenges associated with selling sophisticated solutions and cloud-based solutions, which may incorporate newer technologies, such as artificial intelligence (“AI”), whose adoption and use-cases are still emerging (and may present risks of their own), including with respect to longer sales cycles, more complex sales processes and customer evaluation and approval processes, more complex contractual and information security requirements, and assisting customers in understanding and realizing the benefits of our solutions and technologies, as well as with developing, offering, implementing, and maintaining an enterprise-class, broad solution portfolio;
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
•risks associated with complex and changing domestic and foreign regulatory environments, including, among others, with respect to data privacy, AI, cyber/information security, government contracts, anti-corruption, trade compliance, climate change or other environmental, social and governance matters, tax, and labor matters, relating to our own operations, the products and services we offer, and/or the use of our solutions by our customers;
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
•risks that our intellectual property (“IP”) rights may not be adequate to protect our business or assets or that others may make claims on our IP, claim infringement on their IP rights, or claim a violation of their license rights, including relative to free or open source components we may use;

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
•risks associated with Apax Partners’ significant ownership position and potential that its interests will not be aligned with those of our common stockholders; and
•risks associated with the February 1, 2021 spin-off (the “Spin-Off”) of our former Cyber Intelligence Solutions business, including the possibility that the Spin-Off transaction does not achieve the benefits anticipated, does not qualify as a tax-free transaction or exposes us to unexpected claims or liabilities.

PART I

Item 1. Business

Our Company

Verint® Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) helps brands increase customer experience (“CX”) automation across the enterprise so they can elevate the customer experience and reduce their operating cost. For more than two decades, the world’s most iconic brands – including approximately 85 of the Fortune 100 companies – have trusted Verint to provide innovative solutions and domain expertise for their customer engagement operations.

Verint is uniquely positioned to help brands increase CX automation with our differentiated AI-powered Open Platform. Brands today are challenged to delight their customers while facing limited budgets and resources. As a result, organizations are turning to AI-powered platforms specifically designed for the customer engagement domain to increase the level of their CX automation rather than hire additional employees.

We were incorporated in Delaware in February 1994 and completed our initial public offering in May 2002. We are headquartered in Melville, New York, and have approximately 15 offices worldwide, in addition to a number of on demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe exclusively focused on helping brands increase CX automation.

The CX Automation Market Opportunity

Today, the customer engagement industry employs a large workforce and is ripe for AI-powered CX automation. We estimate that there are tens of millions of people around the world involved in customer engagement, across contact centers, back-office and branches, and that brands’ annual spend on labor is in the trillions of dollars.

The customer engagement industry is facing continued growth in the number of customer interactions and higher customer expectations for elevated customer experiences. As a result of limited budgets and resources, brands realize that hiring more workers and increasing workforce expenses is not a sustainable solution and are looking at AI-powered platforms as a mechanism to drive more CX automation to achieve their strategic objectives and significant ROI. Increasing CX automation provides economic benefits to both brands and Verint:

•For brands, the economic benefits of CX automation come from the increased productivity of their workforce and higher customer loyalty. Utilizing Verint’s AI-powered platform, brands can handle more interactions with better quality without increasing the size of their human workforce.

•For Verint, the economic benefits of CX automation come from a larger addressable market for our AI-powered solutions. We expect that over time a portion of the large amount of capital spent on customer engagement labor will shift to AI-powered platforms like ours, as brands realize the economic benefits of CX automation.

We are well-positioned to take advantage of the CX automation market opportunity due to our decades of focus on customer and workforce engagement software and our large base of enterprise customers across many industries and geographies. In addition, recent advancements in AI technology have enabled us to deliver a large team of AI-powered bots running in an open platform specifically designed to help brands increase CX automation.

Our strategy is to drive adoption of our open platform within our large customer base, as well as with new logo customers, by enabling brands to deploy AI across their customer engagement workflows, at their own pace and with minimal operational disruption, to increase CX automation.

Verint Open Platform

Launched in 2023, the Verint Open Platform is designed to help brands increase CX automation across all touchpoints between their organization and their customers: in the contact center, back office, branch, web sites, and mobile apps.

Our platform is differentiated based on an open approach and a unique architecture with behavioral data and Verint Da Vinci AI at the platform core. Our platform offers brands a broad range of best-of-breed capabilities including a large team of AI-

powered bots, communication channels, AI-powered routing, Intelligent Virtual Assistant (“IVA”) for voice and digital, analytics and insights, forecasting and scheduling, quality and compliance, and voice of the customer/employee.

# Verint Open Platform

## Designed to Increase CX Automation

Verint® Open Platform
CX Automation
Any Data Lake
Any CRM
Any LLM
Any Telephony
Voice of Customer/ Employee
Telephony & Digital Channels
Quality & Compliance
AI-Powered Routing
Forecasting & Scheduling
IVA for Voice and Digital
Analytics & Insights
AI-Powered Bots
Verint Da Vinci™ AI
Engagement Data Hub

© 2024 Verint Systems Inc. All Rights Reserved Worldwide.

Benefits of an Open Approach

An open platform provides organizations the flexibility to choose the applications and bots that are right for their business. It also provides them with the ability to adopt CX automation at their own pace, avoiding operational disruption, and confidence that their investment will be future-proofed as technology changes. An open approach is more important today than ever before, given the fast pace of AI innovation and brands’ desire to continuously innovate to increase CX automation in their contact centers and across the enterprise.

Our open platform provides organizations with the flexibility to choose the level of CX automation they desire based on their critical business priorities. For instance, we have developed approximately 40 AI-powered bots in the platform, and the modular nature of the platform enables brands to selectively adopt individual bots that meet their immediate business priorities or a team of bots that can work together to accelerate the brands’ CX automation.

Our open platform also enables organizations to adopt AI innovation without disrupting their current operations. For instance, if a brand prefers to deploy one or more AI-powered bots without migrating their on-premises telephony solution to the cloud, the Verint Open Platform’s hybrid architecture can support that.

Our open platform is designed to seamlessly fit into a brand’s current enterprise ecosystem. The platform provides hundreds of pre-built integrations and can easily connect with brands’ existing CRM, HR, and other business applications, as well as with their data lakes. Organizations are also able to import their preferred Large Language Models (“LLMs”) into the Verint Platform, taking advantage of our open approach.

Verint Da Vinci AI at the Platform Core

At the core of our open platform is Verint Da Vinci AI which delivers the latest AI innovations to all the applications and bots running in the platform. Verint Da Vinci AI is the platform’s “bot factory,” where we combine the best commercial, open source, customer-provided, and proprietary AI models to create our AI-powered bots. Our approach enables fast innovation, as we can build and train AI models once at the core of the platform, and then leverage these models across multiple applications and bots running in the platform.

Behavioral Data at the Platform Core

Placing the behavioral data hub at the platform core helps brands maximize the business value hidden in their behavioral data. Behavioral data consists of customer interactions, customer experiences, and workforce data that are created across every touch point of the customer with the brand. For many brands, this behavioral data is typically locked up in data silos, and it is hard to access or use for deriving critical business insights.

Verint connects data silos into a unified data hub that can be easily accessed and leveraged to empower employees, supervisors, and managers with insights and turn the organization into a highly efficient, data-driven operation. The AI-powered Verint bots are training in the data hub, which we also refer to as the “bot gym”, so that over time, the bots become more accurate and effective using machine learning and the large amounts of customer engagement-specific data in the hub.

# Verint Bot Innovation

## Verint Da Vinci AI, Verint Data Hub and Verint Workflows

Verint
Da Vinci AI
"The Bot Factory"
Verint
Workflows
"AI to Agents Fingertips"
Verint
Data Hub
"The Bot Gym"

Verint Da Vinci AI is the "bot factory". Latest AI models are used in the bot factory to create bots to augment agents, managers and other roles.

The bots are training in the Verint Data Hub, which is the 'bot gym' used to increase bot accuracy, driving high ROI.

The AI-powered bots are injected into existing business workflows, putting AI at the fingertips of employees to increase workforce capacity.

© 2024 Verint Systems Inc. All Rights Reserved Worldwide.

Team of AI-powered Bots Powering Business Outcomes

As noted above, today we have developed approximately 40 AI-powered bots in our open platform. Each of these AI-powered bots is designed to automate a single human function to augment agents, managers, and other roles across the organization. Our AI-powered bots are created in Verint Da Vinci, trained in our data hub, and then embedded in business workflows, putting AI at the fingertips of the customer engagement workforce. Specifically designed to deliver measurable business outcomes with high ROI, our bots help brands increase workforce capacity and elevate employee experience (“EX”) and CX.

# Verint Team of ~40 AI-Powered Bots

## Each Bot Designed to Automate a Single Human Function

V
V
V
V
V

Best-of-Breed Applications and AI-Powered Bots

There are many best-of-breed applications and AI-powered bots available in the Verint Open Platform delivering a wide range of capabilities for contact centers, branches, back offices, web sites, and the CX function. The following is a description of capabilities by category:

Our Team of AI-Powered Bots: Our AI-powered bots may be offered on a stand-alone basis or embedded in the applications described below. Examples of stand-alone bots include the Verint Interaction Wrap Up Bot, which helps contact center agents to automate interaction summaries, the Verint TimeFlex Bot which automates approval of agent requests for schedule changes to achieve a better balance of work and personal needs, and the Verint Real-Time Coaching Bot which provides agents with in-the-moment, contextual guidance and next-best-action recommendations to reduce average handle time and elevate CX and EX.

Communication Channels: Enables automation across telephony and digital communications channels to empower brands to be able to offer a variety of channels to their customers.

AI-Powered Routing: Uses contextual data to intelligently distribute interactions to the right resource at the right time with the right information, regardless of communication channel.

Intelligent Virtual Assistant (IVA) for Voice and Digital: Enables human-like conversations across voice and digital channels, improving containment rates within self-service and delivering customers more personalized experiences.

Analytics & Insights: Extracts insights from structured and unstructured behavioral data to inform business strategy, increase workforce productivity, and drive CX automation.

Forecasting & Scheduling: Determines the optimal resourcing strategy based on forecasting customer interaction volume. It provides the customer engagement workforce across the enterprise with flexible AI-powered scheduling options for balancing work and personal needs.

Quality & Compliance: Leverages AI to make customer engagement more effective, compliant, and secure, while empowering employees with the skills they need to deliver outstanding performance. It also enables the use of AI and workflows to measure and improve interaction quality.

Voice of Customer/Employee: Collects and analyzes customer and employee experience data across all customer journeys, including direct, indirect, and inferred experiences. It empowers brands with insights to improve customer and employee engagement with a unified view of EX and CX.

Our Customers

Our solutions are used by approximately 10,000 organizations in over 175 countries across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as SMB organizations. In the year ended January 31, 2024, we derived approximately 71%, 19%, and 10% of our revenue from sales to customers in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. In the year ended January 31, 2024, no customer or partner represented more than 10% of our total revenue.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Quarterly revenue and year-over-year comparisons can be impacted by unbundled SaaS contracts that are up for renewal in a particular quarter. In addition, we generally receive a higher volume of orders in the last month of the quarter, with orders concentrated in the latter part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While a variety of seasonal and cyclical factors are common in the software and technology industry, these industry patterns should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, may also have an impact on our business and financial results. See “Risk Factors” in Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our indirect channels. Our indirect channels also address large and medium-sized customers, as well as smaller customers. Our direct sales teams and indirect channels are supported by business consultants, solutions specialists, and presales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements.

Customer Success

We offer a range of services to help our customers achieve their business objectives and maximize their return on investment. Additionally, we provide our customers and partners with metrics to measure our solutions’ adoption, performance, and effectiveness, to deliver the desired business outcomes. The services we provide include the following:

Cloud Operations. We securely deploy our cloud applications in multiple cloud environments, including the market leading public cloud providers. We provide our customers with service-level commitments with respect to uptime and support.

Customer Success Services. We build deep relationships with our customers to ensure their adoption and integration of software and AI and that they receive the support they need to achieve their business and technical objectives.

Consulting and Value Services. We and our partners offer customers help in maximizing the value of our solutions, including consulting on business strategy, process excellence, performance management, and project and program management.

Managed Services. We offer a range of managed services that are recurring in nature and can be delivered in conjunction with our technology or on a stand-alone basis.

Implementation. Configurations, commissioning, integrations, and other implementation work can be performed by us, our authorized partners, or by end customers themselves.

Education and Training. Education and training programs are designed for customers and to certify our partners. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely through Verint Academy — our learning management system.

Support. We offer a range of support plans to our customers and partners, designed to help ensure long-term successful use of our solutions.

Research and Development

We consistently work to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development (“R&D”) activities. Our R&D team, which is comprised of engineers, data scientists, PhDs and other technical experts, have deep software expertise, particularly in the areas of AI, machine learning, big data, specialized language and vocabulary processing, and other key areas that support our strategic initiatives. In addition to the development of new solutions and the addition of capabilities to existing solutions, our R&D activities include development and enhancement of our cloud platform and shared services, quality assurance, and advanced technical support for our customer services organization. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, Hungary, India, and Indonesia.

We make significant investments in R&D every year to support our development priorities. We have a well-defined roadmap of new features and functionality that we believe will further enhance the value of our solutions to our customers. We allocate our R&D resources based on market research and customer and partner demand for additional features and solutions. We also consider feedback received from our customers and partners as part of our product development process. Our development strategy involves rolling out initial releases of our products and cloud services and adding features over time. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us” in Item 1A of this report.

Third-Party Suppliers

For certain services, products, or components, including our cloud hosting operations, we rely on third-party providers. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us” and “Risk Factors—Risks Related to Our Business—Regulatory Matters, Data Privacy, Information Security, and Product Functionality—We rely on third parties for our cloud hosting operations, which could expose us to liability and harm our business and reputation” in Item 1A of this report for a discussion of risks associated with our suppliers and our cloud partners.

Human Capital

We are committed to conducting business in an ethical manner and to working towards a sustainable future. We believe that doing so contributes to our objectives of creating value for our stakeholders and helping make the world a better place.

As of January 31, 2024, we employed approximately 3,700 employees plus a few hundred contractors, with approximately 38%, 32%, and 30% of our employees and contractors located in the Americas, EMEA, and APAC, respectively. We consider our relationship with our employees to be good and a critical factor in our success. The market for talent in our industry is highly competitive. See Item 1A of this report for a more detailed discussion of the human capital risks we face.

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

Diversity, Equity, and Inclusion

Our goal is to have our company reflect the global communities in which we work and the customers we serve. We are dedicated to fostering an inclusive and diverse global workforce and believe that our business is further strengthened by that diversity.

As of January 31, 2024, on a global basis, women represented 28% of our employees and 27% of our leadership roles.

As of January 31, 2024, approximately 30% of our U.S. workforce was comprised of minorities.

Our efforts to recruit, develop, and retain a more diverse workforce continue to be a priority, with a focus both on gender and on those groups historically underrepresented in the technology field.

•We continue to build relationships in the U.S. with historically black and women colleges, including establishing expanded connections with career centers, attending career fairs they organize, and participating in recruiting programs for interns and new graduates from such schools.

•Our U.S. talent recruitment efforts focus on strategic outreach to build diverse pools of qualified candidates, including posting open jobs with over 70+ minority-based organizations and job alliances, such as those focused on opportunities for veterans and disabled persons.

•In EMEA, we support a robust recruiting program focused on driving more diversity, including, but not limited to, interns and new graduate hires from various colleges, and utilizing our U.K. memberships in Women in Tech® and in Neurodiversity in Business organizations.

Our Diversity, Equity & Inclusion Council focuses on promoting an environment that attracts and retains the best talent, values diversity, educates our employees, and encourages innovation. The council has two main objectives:

1.Continue to increase diversity across the organization when attracting new talent; and

2.Increase cultural and diversity awareness within the organization through training, education, community partnership, and employee events.

The council currently has several initiatives underway and is actively promoting gender inclusion through our “Women’s Inclusion Network (WIN)” employee resource group (“ERG”), various other inclusion awareness and education campaigns and ERGs relating to disabilities, ethnic-based programs and other activities targeted at driving an inclusive culture.

Our board of directors is currently comprised of 11 directors, including three female directors, one of whom identifies as racially / ethnically diverse. We are pleased to have increased female representation on our board in 2022 and both female and minority representation on our board in 2023. The composition of the current board reflects diversity in business and professional experience, skills, gender, and age among our directors.

The board has adopted a policy (reflected in the Corporate Governance Guidelines contained in the charter of the Corporate Governance & Nominating Committee) that the initial list of candidates from which new director nominees are selected as part of any independent search process initiated by the board include candidates with a diversity of gender, race, or ethnicity.

Employee Wellness, Development & Engagement

We are focused on employee engagement and wellness by providing programs that focus on mental health, financial and physical wellness, and advice to improve work life balance. We also provide a company-paid employee assistance program that provides for over 200 learning opportunities for our employees’ personal and professional growth and other initiatives focused on providing employees with a toolkit of professional development options.

Our company-paid and subsidized benefits, competitive paid time off programs, flexible work schedules, and family-friendly environment are key in recruiting and maintaining high-caliber talent globally.

We recognize differences in family composition and our tiered U.S. benefit plans provide options for employees in diverse family circumstances, including domestic partner benefits, adoption assistance, and fertility assistance.

Our hybrid work model gives employees the flexibility to work from a Verint office or from a remote location, such as their homes. To facilitate this flexibility, we provide our employees with the resources that they need in order to work in a remote environment, including, in most cases, a full technology stack comprised of a laptop, monitors, and other accessories.

We make efforts to listen to the voice of our employees. In 2023, we conducted the Great Place to Work survey and received certification in the majority of our eligible countries. Part of the feedback we received included requests for additional development and collaboration opportunities. In 2022 and continuing through 2023, we enhanced our learning and development options to include Verint Academy and our vWellness Platform. Employees have extended learning options for additional soft skills, and technical and professional training through this self-service option. Our learning and development options also include mental, physical and financial health trainings in addition to professional development. Additionally, we launched collaboration sites, partnering with a global provider for co-working space, that allow employees from all over the world to reserve local collaboration/office space as needed to work with their colleagues in person. We have also invested in converting our offices into high-tech collaboration sites for employees to work with colleagues and teams in person as needed. The ability to work from home, remote, or at a collaboration site provides more work life balance, as part of our new hybrid work model.

Our fast-paced, challenging, and collaborative work environment nurtures professional growth and offers a wide array of career advancement opportunities. Our workforce planning tools provide managers with a framework for thinking strategically about the talent our company requires to achieve our business goals. We provide the tools necessary to prepare people managers with extended resources, such as our Manager Engagement Playbook, that supports managers in day-to-day real-time activities that make work meaningful to our employees. Continuous learning and the professional development of our employees are key factors in our success. All our employees are afforded the opportunity to take part in our training programs, with the ability to focus their learning on the skills and knowledge that are most relevant for their professional development. We offer thousands of training courses through multiple channels of learning, including Verint Academy, technical skills training, on line training offerings through our employee assistance program and wellness applications, mentorship sessions and leadership coaching, and traditional classroom and external training engagements assigned by leadership for personal and professional development. We conduct annual performance reviews for all of our employees, which include an opportunity for employees to discuss career development with their managers.

Community Involvement and Giving

We are committed to giving back to the communities in which we live and work. In 2005, we launched the Verint Next-Generation Program, which engages our employees around the globe in projects that benefit children in need.

As part of the program, our employees have engaged in various community activities, including supplying food pantries, participating in blood drives, collecting clothing and school supplies, building playgrounds, cleaning parks and planting gardens. We are also proud to support our employees’ community service activities with programs for donating employee time to qualified children’s organizations and matching grants. In 2023, we held a Global Day of Giving Event, where hundreds of our employees across the world came together to participate in charitable, environmental, and community events. For the year ended January 31, 2024, Verint and our employees donated over $550,000 to charitable organizations through our various programs, with nearly 650 of our employees supporting approximately 100 events for non-profit organizations in our local communities benefiting over 150 charitable organizations across the globe.

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

Competition

We face strong competition from many vendors, some of whom focus on customer engagement and some of whom offer customer engagement-related capabilities. Key competitors include Alvaria, Inc., Calabrio, Inc., Genesys Cloud Services, Inc., Medallia, Inc., NICE Ltd., Pegasystems Inc., Qualtrics International Inc., divisions of larger companies, including Microsoft

Corporation, Oracle Corporation, and Salesforce, Inc., as well as many smaller companies, which vary from region to region globally.

We believe that we compete principally on the basis of:

•Product performance and functionality, including innovation;
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

Intellectual Property Rights

General

Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of trade secret, patent, copyright, and trademark laws, and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents

We have hundreds of both issued patents and patent applications worldwide across areas including data capture, AI, machine learning, analytics, and automation. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

Licenses

Our customer and partner license agreements prohibit the unauthorized use, copying, and disclosure of our software technology and contain customer restrictions and confidentiality terms. These agreements generally warrant that the software and proprietary hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the IP rights of others. We generally make our solutions available through our cloud platform or license them in a format that does not permit users to change the software code.

While we employ many of our innovations exclusively in our own products and services, we also engage in outbound and inbound licensing of specific technologies and make use of free or open source software. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms or on a free or open source basis. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us” and “Risk Factors—Risks Related to Our Business—Intellectual Property—Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business” in Item 1A of this report.

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business.

See “Risk Factors—Risks Related to Our Business—Intellectual Property—Our IP may not be adequately protected” and “Risk Factors—Risks Related to Our Business—Intellectual Property—Our products or other IP may infringe or may be alleged to infringe on the IP rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers or partners for any damages they suffer” in Item 1A of this report for a more detailed discussion regarding the risks associated with the protection of our IP.

Regulatory Matters

Our business and operations are subject to a variety of evolving regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, AI, information security, government contracts, anti-corruption, trade compliance, tax, and labor matters. See “Risk Factors—Risks Related to Our Business—Regulatory Matters, Data Privacy, Information Security, and Product Functionality—We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact us or our business”, “—Increasing regulatory focus on data privacy issues and expanding laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability”, and “ —Issues relating to the development and use of AI, including generative AI, may result in reputational harm, liability, or adverse financial results” in Item 1A of this report for a more detailed discussion of the regulatory risks we face.

Additional Information

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

Our business is subject to risks arising from adverse changes in domestic and global macroeconomic and other conditions. Slowdowns, recessions, economic instability, rising interest rates, tightening credit markets, inflation, instability in the banking sector, political unrest, actual or threatened trade wars, armed conflicts, or natural disasters, around the world may cause companies and governments to delay, reduce, or cancel planned spending with us, may increase our costs, or may otherwise disrupt or negatively impact our business or operations. Declines in information technology spending by enterprise or government customers or partners have affected the markets for our solutions in the past and may affect them again based on current and future macroeconomic and/or global conditions.

In addition, a pandemic, epidemic, or outbreak of an infectious disease, either in the United States or worldwide, may disrupt our business and adversely affect our results of operations and financial condition.

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

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges. The introduction of products embodying new technology, such as AI, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving.

It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing challenges and needs of our customers. Our success is largely dependent on our ability to achieve and maintain the competitive differentiation of our solution platform, including through emerging technologies such as AI.

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

Our revenue and profitability objectives are highly dependent on our ability to continue to expand our SaaS business and cloud operations, including keeping pace with the market transition to SaaS solutions. We must drive new SaaS sales as well as the conversion of our maintenance customer base to SaaS and our term license base to bundled SaaS, including by enhancing our SaaS sales processes and execution and our SaaS conversion tools to make it easier for customers to transition to our cloud platform. As the software market moves more and more to the cloud, existing customers who remain with our legacy on-premises solutions whether under perpetual licenses or term licenses may be at greater risk of attrition. The expansion of our SaaS business and operations increases our reliance on our cloud-hosting partners and increases the amount of customer data for which we are responsible.

Our SaaS transition and the mix, terms, and timing of transactions in a given period can have a significant impact on our financial results in that period (and our attendant ability to make budgeting and guidance decisions). We recognize bundled SaaS revenue over the term of the subscription, so as our bundled SaaS revenue continues to grow, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses or term licenses. This change in the pattern of recognition also means that increases or decreases in SaaS subscription activity impact the amount of revenue recognized in both current and future periods. The duration of the term of new or renewal SaaS contracts, especially unbundled SaaS contracts, can also have a significant impact on our results in a given period. As our SaaS transition continues and accelerates, our subscription renewal rates have become more important to our financial results, and if customers choose not to renew, or to reduce, their subscriptions, our business and financial results will suffer. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, with the transition to an annual billings model, we have seen the timing of our cash collections extend over a longer period of time than it has historically.

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

Investments in, among other things, new markets, new products, solutions and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. In particular, we believe that we must continue to dedicate a significant amount of resources to our R&D efforts to maintain and improve our competitive position and the competitive differentiation of our solution platform. Our investments in R&D or acquired technologies may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all. For example, we believe that customer adoption of our cloud platform and our AI bots is a key element of our future success and we have made significant investments to enhance and expand the platform and our portfolio of bots in recent periods, however, we cannot assure you that we will achieve the expected benefits of these investments or that the market will adopt our cloud platform or our bots.

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

The market for qualified personnel is competitive in both the geographies in which we operate and for qualified remote workers and may be limited especially in areas of emerging technology. We may be at a disadvantage to larger companies with greater brand recognition or financial resources, to competitors with faster growth rates or higher valuations, or to start-ups or other emerging companies in trending market sectors. Work visa restrictions, especially in the United States, have also become significantly tighter in recent years, making it difficult or impossible to source qualified personnel from other countries or even to hire those already in the United States on current visas. Regulatory requirements may also create risks in our ability to recruit and retain employees. Efforts we engage in to establish operations in new geographies where additional talent may be available, potentially at a lower cost, may be unsuccessful or fail to result in the desired cost savings. Remote employment arrangements also come with challenges, including with respect to retention, collaboration, training, and corporate culture, especially at a significant scale. If we are unable to attract and retain qualified management and personnel when and where they are needed or to develop our remote workforce, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with sales, our profitability may be adversely affected.

The market for talent in our industry has been competitive for many years, however, in recent periods, the labor market has further tightened in part due to increased compensation expectations, higher costs of living, and skills gaps. This tightening of the labor market has made it more challenging to locate candidates with the desired talents. While we have seen an increase in applicant pools, the qualified candidates for certain key positions are very limited. As a result, this limited talent pool, particularly in growth areas, is also driving elongated market searches and pushing compensation well beyond benchmarks and, consequently, labor costs have increased more significantly than in prior periods. These labor shortages and increased labor costs could negatively affect our financial condition, results of operations, or cash flows, especially if rising costs outpace our revenue growth.

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

Our sales cycles can range in duration from as little as a few weeks to more than a year. Our larger sales typically require a minimum of a few months to consummate. As the length or complexity of a sales process increases, so does the risk of successfully closing the sale. There is greater risk of customers deferring, scaling back, or canceling sales as a result of, among other things, their receipt of a competitive proposal, changes in budgets and purchasing priorities, extensive internal approval processes, macroeconomic factors, or the introduction or anticipated introduction of new or enhanced products or technologies by us or our competitors during the process. Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities. Customers may also require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.

More complex solution sales, including cloud conversion sales, also require greater expertise in sales execution and transaction implementation than more basic product sales, including establishing and maintaining the appropriate level of contacts and relationships within customer and partner organizations, understanding customer purchasing processes, information security and other requirements, and approvals, and with respect to integration, services, and support. Our ability to develop, sell, implement, and support enterprise-class solutions and a broad solution portfolio is a competitive differentiator for us, which provides for solution diversification and more opportunities for growth, but also requires greater investment for us and demands stronger execution in many areas, including among others, sales, product development, and cloud operations.

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

To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with partners, resellers, and systems integrators and avoid excessive concentration with any one or a small group of such parties. Our growth strategy depends in part on expanding our sales through partners. We must often compete with other suppliers for these relationships and for the attention of these partner organizations, especially their salesforces. Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, ease of implementation/installation, support, and price. Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. We cannot be certain that our partners will continue to market or sell our products and services effectively. If our partner and other distribution channels are not successful, we may lose sales opportunities, customers, and revenue. In addition, we may need to provide significant enablement to these partners to improve their ability and willingness to favorably position and sell our solutions, including collaborating on larger or more sophisticated sales. In some cases, we and our partners may compete for sales, such as when we include infrastructure functionality as part of a sale or when our partner offers applications they have developed or acquired as part of their sale. Some of our partners may also partner with our competitors or offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, expanding, and enabling these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us.

We purchase technology, outsource aspects of our operations, license IP rights, and oversee third-party manufacturing of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established providers wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of new or unique technologies that we have not developed internally, or in an effort to benefit our margins.

If any of these providers experience financial, operational, manufacturing, or quality assurance difficulties, cease production or sale, or there is any other disruption in our supply, including as a result of the acquisition of a provider by a competitor, macroeconomic issues like those described above, or otherwise, we will be required to locate and migrate to alternative sources of supply or alternative providers, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delays, and negatively impact our sales. Although we endeavor to establish contractual protections with key providers, such as source code escrows, warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

Because we have significant operations and business around the world, we are subject to geopolitical and other risks that could materially adversely affect our results.

We have significant operations and business around the world, including sales, R&D, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include the United Kingdom, India, Israel, Indonesia, and Australia. We also generate significant revenue and cash collections from outside the United States, including from countries in emerging markets, and we intend to continue to grow our business internationally. In 2024, approximately 36% of our revenue was generated from sales to customers outside the U.S.

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

•changes in and compliance with both international and local laws and regulations, including those related to data privacy and protection, AI, trade compliance, anti-corruption, tax, labor, currency restrictions, and other requirements;

•differences in tax regimes and potentially adverse tax consequences of operating in foreign countries or costs of repatriating cash, if needed;

•increased financial accounting and reporting burdens and complexities;

•product localization issues;

•inadequate local infrastructure and difficulties in managing and staffing international operations;

•legal uncertainties regarding IP rights or rights and obligations generally; and

•challenges or delays in collection of accounts receivable.

Any or all of these factors could materially adversely affect our business or results of operations. For example, we continue to monitor the situations in Russia, Ukraine, and Israel relative to applicable regulatory restrictions and the potential for the impact of the conflicts to expand beyond the current region.

Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions.

We have significant operations in Israel, including R&D and support; however, these operations comprise less than 5% of our employee base. Conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. Violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including the Palestinians or Iran, may impede our ability to support our products or engage in R&D, or otherwise adversely affect our business, operations, or personnel. As of the date of this report, we do not believe that the war between Israel and Hamas has had or will have a material impact on our business or results of operations. However, if the conflict worsens or expands, leading to greater disruption in Israel and/or to greater global economic disruptions and uncertainty, our business or results of operations could be materially impacted.

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

We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. For the year ended January 31, 2024, approximately 10% of our business was generated from contracts with various governments around the world. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future.

Risks associated with licensing and selling products and services to government entities include more extended sales and collection cycles, varying governmental budgeting processes, adherence to complex procurement regulations, and other government-specific contractual requirements, including possible renegotiation or termination at the election of the government customer, including due to geopolitical events and macroeconomic conditions that are beyond our control. We may also be subject to audits, investigations, or other proceedings relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.

Our revenues from governmental entities are directly affected by their budgetary constraints and the priority given in their budgets to the procurement of our solutions. This risk is heightened during periods of global economic slowdown. Accordingly, governmental purchases of our solutions, products, and services may decline in the future if governmental purchasing agencies terminate, reduce, or modify contracts.

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

•risk of unforeseen or underestimated challenges or liabilities associated with an acquired company’s business or operations, including security vulnerabilities in acquired products that expose us to additional security risks or delays our ability to integrate these products into our offerings or litigation or regulatory matters;

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

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, goodwill impairments, and amortization expenses or write-downs related to intangible assets, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities. Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the Revolving Credit Facility (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) under our senior credit agreement (the “Credit Agreement”). Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

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

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, AI, cyber / information security, government contracts, anti-corruption, trade compliance, tax, and labor matters.

In addition, as we are increasingly building and licensing from third party providers new and evolving technologies, such as AI, machine learning, analytics, and biometrics, as part of our offerings, our business and operations may become subject to additional complex and evolving regulatory requirements pertaining to the sale or use of these technologies. The evolving regulatory environment surrounding these new technologies may also increase our research and development costs, compliance costs, and confidentiality and security risks, and result in inconsistencies in evolving legal frameworks across jurisdictions. The sale of these technologies, or their use by us or by our customers or partners, may also subject us to additional risks, including reputational harm, competitive harm or legal liabilities, due to their perceived or actual impact on human rights, privacy, employment, or in other social or discriminatory contexts. Third-parties may criticize us or seek to hold us responsible not only for our own activities in this regard but also for the activities of our customers or partners.

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

Issues relating to the development and use of AI, including generative AI, may result in reputational harm, liability, or adverse financial results.

The use cases, scope, and speed of adoption of AI is uncertain and likely to be an area of significant impact and significant uncertainty for years to come in our industry and many others. While we have significant experience with AI technologies (which we have developed and sold for many years) and believe that this is an area of significant opportunity for us going forward, we cannot provide you assurances as to the way AI will develop and be deployed in our industry or as to our ability to capitalize on and benefit from the advancement and growth of AI.

We are increasingly building AI into many of our offerings, including generative AI. Social and ethical issues relating to the use of AI, including generative AI, in our offerings may result in reputational harm, liability and additional costs. For example, if our AI development, deployment, content labeling, or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions, or cause harm to individuals, customers, or society, or result in our offerings not working as intended or producing unexpected outcomes. This in turn could undermine confidence in the decisions, predictions, analysis, or other content that our AI solutions produce, subjecting us to competitive harm, legal liability, and brand and reputational harm.

In addition, the rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended harmful impact. Uncertainty around new and evolving AI use, including generative AI, may require additional investment to develop responsible use frameworks, develop or license proprietary datasets and machine learning models and develop new approaches and processes for attribution, consent, and/or compensation, which could be difficult or costly. Developing, testing, and deploying AI systems may also increase the cost of our offerings, including due to the nature of the computing costs involved in such systems. Moreover, the computer infrastructure needed to train and deploy models is in high demand, which can also contribute to higher costs or lead to longer development cycles. These costs could adversely impact our margins and delays could adversely impact our competitiveness or sales as we continue to add AI capabilities to and scale our offerings without assurance that our customers and users will adopt them.

If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
Increasing regulatory focus on data privacy issues and expanding laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability.

As a global company, Verint is subject to global privacy and data security laws, and regulations. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Additionally, we may be viewed as a participating party when our customers and partners use our technologies to conduct these activities. This increased scrutiny may result in additional compliance obligations, costs, new interpretations of existing laws and regulations, increased regulatory proceedings or litigation, and increased exposure for significant fines, penalties, or commercial liabilities.

Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as industry self-regulatory codes create compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these existing or new laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to both enterprise and individual requests under the laws (such as individual rights of access, correction, and deletion of their personal information where Verint is legally obligated to do so), to share information internally, and to implement our business models effectively. These laws may also impact our products and services as well as our innovation in new and emerging technologies. These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts or otherwise increase our exposure to customers, regulators, or other third parties.

Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for data transfers, including approved frameworks such as the EU-US Data Privacy Framework or standard contract clauses, may be contested or invalidated. If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States, should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our operations, business, financial condition and results of operations.

The mishandling or the perceived mishandling of sensitive information could harm our business.

Some of our products are used by customers to compile and analyze sensitive or confidential information and data, including personally identifiable information. We or our partners may receive or come into contact with such information or data, including personal data/personally identifiable information, in connection with our cloud or managed services offerings or when we are asked to perform service or support. We expect to receive, come into contact with, or become custodian of an increasing amount of customer data (including end customer data) as our cloud business and cloud operations expand, leading to increased exposure if we or one of our hosting partners experiences an issue relating to the security or the proper handling of that information, which could have a material adverse impact on our financial condition or reputation. The expansion of our cloud business and the related increase in the amount of customer data on our cloud platforms also increases our exposure to end customers or other third parties who may seek to hold us responsible for the use of these platforms by our customers.

We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of customer and end customer information and data from both a data privacy and an information security perspective. We also evaluate the information security of potential partners and vendors as part of our selection process and attempt to negotiate adequate protections from such third parties when we enter into contracts with them. Our customer contracts also obligate our customers to undertake steps necessary for satisfying individual rights under laws and regulations, and to configure and operate our solutions, including our cloud platforms, in compliance with applicable law. While these policies, procedures, systems, contractual provisions, and measures are designed to mitigate the risks associated with handling or processing personal data, including categories of personal data which may be classed as sensitive data, they cannot always safeguard against all risks, nor can we control the actions of third parties, including vendors, customers and partners. The improper handling of personal data including sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses or breaches affecting us, our partners, our customers, or our products or services, could reduce demand for our products or services or otherwise expose us to financial or reputational harm or legal liability.

We rely on third parties for our cloud hosting operations, which could expose us to liability and harm our business and reputation.

We rely on third parties to provide certain cloud hosting or other cloud-based services to us or to our customers. We make contractual commitments to customers on the basis of these relationships and, in some cases, also entrust these providers with both our own personal data (including categories of personal data which may be classified as sensitive data) as well as the sensitive data of our customers (which may include sensitive end user data). Any disruptions or damage to, or failure of our systems generally, including the systems of our third-party cloud hosting partners, could result in interruptions in our services. Similarly, any security incident impacting data centers controlled by our third-party cloud service providers may compromise the confidentiality, integrity, or availability of this data. We do not control the operations of our third-party cloud hosting partners, and their hosting platforms may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, breaches of networks by an unauthorized party, software vulnerabilities or coding errors, employee mistakes, theft or misuse, sabotage, intentional acts of vandalism, or other misconduct. As we increase our reliance on these third-party systems, particularly as we continue to expand our cloud business, our exposure to damage from service interruptions may increase. If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, end users, or other third parties, regulatory issues, and reputational harm.

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

Our solutions may contain defects or may develop operational problems. New products and new product versions, provision of hosting platforms and managed services, and the incorporation of third-party products or services into our solutions, also give rise to the risk of defects, functionality issues, errors, or vulnerabilities. These issues may relate to the quality, reliability, operation, or security of our products or services, including hosting platforms or third-party components. If we do not discover and remedy such defects, errors, vulnerabilities, or other operational or security problems in advance, our customers and partners may experience data losses or unplanned downtimes and we may incur significant costs to correct such problems, become liable for substantial damages for product liability claims or other liabilities, or experience adverse publicity and reputational harm.

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

While we are continually working to maintain secure and reliable systems and platforms, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security systems, controls, and other procedures that we follow or those employed by our third-party service providers, may not prevent breaches, failures, or disruptions. Such breaches, failures, or disruptions have in the past and could in the future subject us to the loss, compromise, destruction, or disclosure of sensitive or confidential information, including personally identifiable information, or IP, either of our own information or IP or that of our customers (including end customers) or other third parties that may have been in our custody or in the custody of our third-party service providers, financial costs or losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including cloud or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting. Information system breaches or failures at one of our partners, including cloud hosting providers or those who support our cloud-based offerings, may also result in similar adverse consequences.

Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially adversely affect our results of operations or financial condition.

Intellectual Property

Our IP may not be adequately protected.

While much of our IP is protected by patents or patent applications, we have not and cannot protect all our IP with patents or other registrations. There can be no assurance that patents we have applied for will be issued or that our patent portfolio is sufficiently broad to protect all our technologies, products, or services. Our IP rights may not be successfully asserted in the future or may be invalidated, designed around, or challenged.

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

Preventing unauthorized use or infringement of our IP rights is difficult even in jurisdictions with well-established legal protections for IP such as the United States. It may be even more difficult to protect our IP in other jurisdictions where legal protections for IP rights are less established. If we are unable to adequately protect our IP against unauthorized third-party use or infringement, our competitive position could be adversely affected.

Our products or other IP may infringe or may be alleged to infringe on the IP rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers or partners for any damages they suffer.

The technology industry is characterized by frequent allegations of IP infringement. In the past, third parties have asserted that certain of our products or other IP have infringed on their IP rights and similar claims may be made in the future. Further, IP issues, such as ownership, copyright, and patentability, have not been fully settled under U.S. or non-U.S. law with respect to AI technology. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of IP initiate legal proceedings against us, either with respect to our own IP or IP we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in IP litigation and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Competitors and other companies could adopt trademarks that are similar to ours or try to prevent us from using our trademarks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. Third parties may also assert infringement claims against our customers or partners. Subject to certain limitations, we generally indemnify our customers and partners with respect to infringement by our products on the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have sufficient insurance coverage or adequate indemnification in the case of IP licensed from a third party. If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use or sell or incur significant expenses in developing non-infringing alternatives. If we cannot obtain necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business.

Many of our products contain free or open source software (“FOSS”) and we anticipate making use of FOSS in the future. FOSS is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the FOSS generally provide no support or warranties on such software or indemnification or other contractual protections in the event the FOSS infringes a third party’s IP rights. In addition, some FOSS licenses contain requirements that we make available source code for modifications or derivative works we may create, or grant other licenses to our IP. Moreover, the terms of many FOSS licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products and services. From time to time, there have been claims challenging the ownership of FOSS against companies that incorporate FOSS into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be FOSS.

Although we endeavor to monitor the use of FOSS in our product development, we cannot assure you that past, present, or future products, including products inherited in acquisitions, will not contain FOSS elements that impose unfavorable licensing restrictions or other requirements on our products, including the need to seek licenses from third parties, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products. Any of these developments could materially adversely affect our business.

Risks Related to Our Finances and Capital Structure

Our debt instruments and facilities expose us to leverage risks and subject us to covenants which may adversely affect our operations.

As of March 15, 2024, we had total outstanding indebtedness of approximately $415.0 million under our 0.25% convertible senior notes due 2026 (the “2021 Notes”) and our Credit Agreement. After fully repaying the outstanding principal on the Term Loan (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) in April 2023, our Credit Agreement is solely comprised of the Revolving Credit Facility, which matures on April 9, 2026. We have the ability to borrow additional amounts under our Credit Agreement through the Revolving Credit Facility for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

In addition, because our indebtedness under our Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. On May 10, 2023, we entered into an amendment to the Credit Agreement related to the phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, interest rates on the borrowings under the Credit Agreement are periodically reset, at our option, at either an Adjusted Term SOFR Rate or an ABR Rate (each as defined in the Credit Agreement), plus in each case a margin. The transition from LIBOR to the new Adjusted Term SOFR may result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

The Revolving Credit Facility contains a financial covenant that requires us to satisfy a leverage ratio test. Our ability to comply with the leverage ratio covenant is dependent upon our ability to continue to generate sufficient earnings each quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt, and we cannot assure that we will be successful in any or all of these regards.

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

We are entitled to certain indemnification rights from the successor to CTI’s business operations (Mavenir Inc.) under the agreements entered into in connection with the distribution by CTI to its shareholders of substantially all of its assets other than its interest in us (the “Comverse Share Distribution”) prior to the CTI Merger. However, there is no assurance that Mavenir will be willing and able to provide such indemnification if needed. If we become responsible for liabilities not covered by indemnification or substantially in excess of amounts covered by indemnification, or if Mavenir becomes unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially adversely affected. As discussed in greater detail in Note 16, “Commitments and Contingencies”, to our consolidated financial statements included in Part II, Item 8 of this report, in July 2022, CTI and other parties entered into an agreement to settle a long-standing dispute pending in Israel regarding CTI’s historical stock options, which agreement was approved by the Israeli court in February 2023. Under the terms of the settlement agreement, Mavenir or one of its affiliates agreed to pay a total of $16.0 million as compensation to the plaintiffs and members of the class. As of January 31, 2024 the first two installments of the compensation amount had been paid by Mavenir, and the third and final installment of approximately $4.7 million was paid in March 2024. Under the terms of an associated guaranty agreement, we (as successor to CTI) have guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors.

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

In addition, in 2021, the Organization for Economic Cooperation and Development (“OECD”) issued guidelines to address the increasing digitalization of the global economy, re-allocating taxing rights among countries. These guidelines are designed, in part, to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, which are expected to become effective for the first time in 2024. The United States has not yet enacted legislation implementing these new rules. Depending on how the jurisdictions in which we operate choose to legislate the OECD’s approach, we and our subsidiaries could be adversely affected due to some of our income being taxed at higher effective tax rates, once these new rules come into force.

Changes in accounting principles, or interpretations thereof, could adversely impact our financial condition or operating results.

We prepare our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, the implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require significant changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. These changes can be difficult to predict and the costs and effects of these changes could adversely impact our financial condition and our results of operations, and difficulties in implementing new accounting principles could cause us to fail to meet our financial reporting obligations. In some cases, we may be required to apply a new or revised accounting standard retroactively, resulting in a requirement to restate our prior period financial statements.

If we are unable to maintain an effective system of internal controls over financial reporting, we may not prevent misstatements and material weaknesses or deficiencies could arise in the future which could lead to restatements or filing delays and potential stockholders may lose confidence in our financial reporting.

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and disclose any changes and material weaknesses in those internal controls. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2024, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.4 billion, or approximately 63% of our total assets, as of January 31, 2024. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

We are exposed to fluctuations in foreign currency exchange rates that could negatively impact our financial results.

We earn revenue, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the British pound sterling, euro, Australian dollar, Indian rupee, Israeli shekel, and Canadian dollar, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period, meaning that we are exposed to the impact of changes in currency exchange rates. In addition, our net income is impacted by the revaluation and settlement of monetary assets and liabilities denominated in currencies other than an entity’s functional currency, gains or losses on which are recorded within other income (expense), net. We may attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. However, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.

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

On December 4, 2019, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate (the “Apax Investor”) of Apax Partners (“Apax”). Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). As of January 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.5%. Additionally, Apax has the right to designate one director to our board of directors and to mutually select with us a second independent director. Circumstances may occur in which the interests of Apax could conflict with the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board appointment rights may have the effect of limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

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

The Spin-Off continues to involve a number of risks, including, among other things, certain indemnification risks. In connection with the Spin-Off, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, an employee matters agreement and IP and trademark cross license agreements) (the “Spin-Off Agreements”). The Spin-Off Agreements govern the Spin-Off and the relationship between the two companies going forward.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Verint takes steps to protect our data and third-party data we receive from our customers through the implementation of technological and organizational measures designed to reduce the risk from cybersecurity threats, including data theft or destruction.

Under the oversight of the Board of Directors, we regularly undertake enterprise risk assessments and have implemented policies, procedures, and programs designed to help manage the risks to which we are exposed in our business, including cybersecurity risks. As part of our enterprise risk management process, we have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems, as well as the systems of third parties on whom we rely, such as our cloud hosting partners. Our cybersecurity program is designed to assess, identify, and manage material risks and vulnerabilities to our security posture, including prioritizing and remediating cybersecurity risks. Our program calls for, among other things:

•incorporation of cybersecurity in our overall enterprise risk management processes, including periodic enterprise risk assessments and tools used to track and monitor risks;

•regular reviews of cybersecurity risks and mitigation efforts specifically;
•use of software and hardware tools and services to help safeguard our systems and product offerings;
•certifications or conformance for certain products and services; and
•assessments designed to help identify cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment.

Core security operational and engineering functions, along with third-party supplier security assessments, are managed by our internal security employees. Third-party consultants are engaged to perform assessments of our cybersecurity program, and for security incident response where impact and materiality reach a critical threshold.

In addition, we provide an employee information security training program to educate employees on various cybersecurity risks and mitigation strategies. We also maintain policies and processes governing our third-party security risks. As part of these processes, we gather information from certain third parties who contract with us and share or receive data, or have access to or integrate with our systems, in order to help us assess potential risks associated with their security controls. We also generally require certain third parties to, among other things, maintain security controls to protect our confidential information and data, and notify us of certain data breaches that may impact our data.

We have experienced cybersecurity incidents in the past and expect to continue to experience them in the future. We do not believe that any past cybersecurity incidents have had a material adverse effect on our business, operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program will prevent or mitigate a cybersecurity threat or incident, and it is possible that such events could occur, and could have a material adverse effect on our business, operations, or financial condition in the future. See the “Risk Factors” in Part I, Item 1A of this report for further discussion of the cybersecurity and related risks we face.

Governance

Verint’s cybersecurity program is overseen by our Chief Information Security Officer (“CISO”), whose team is responsible for managing and executing on our cybersecurity strategy, policy, standards, architecture, and processes, including as described above. Our CISO has over 25 years of leadership experience in IT and cybersecurity and maintains an industry leading cybersecurity certification. Verint’s overall cybersecurity team holds relevant skills training and certifications based on their specific focus areas, such as security operations, cyber risk management, and data security. Our cybersecurity team is regularly trained to combat current and emerging threats. Verint maintains and operates a 24x7 security operations center “SOC” that monitors all aspects of our security infrastructure. Verint’s SOC executes our security incident response plan inclusive of identification, mitigation, remediation, and recovery processes. These processes govern assessment of materiality and impact, along with management of communications, response, and recovery plans. Our CISO reports to our Chief Administrative Officer (“CAO”) and provides regular reports on our cybersecurity program to the CAO and other members of our senior management team.

The Board of Directors oversees risk management and compliance generally, including information security and cybersecurity. The Audit Committee of our Board of Directors has primary responsibility for supervising our cybersecurity program on behalf of the Board consistent with the requirements of its charter, including with respect to risk management, risk assessment, oversight of management’s activities and expertise, and disclosure controls and procedures; however, the full Board is briefed regularly throughout the year. As part of the cybersecurity oversight by the Audit Committee and our Board of Directors, our CAO provides formal reports to the Board (including to all members of the Audit Committee) at least quarterly. These reports include updates on our cyber risks and threats, information security systems, and information security program. In addition, our CAO and CISO also meet directly with members of the Audit Committee on an ad hoc basis to discuss and seek guidance on our cybersecurity program.

Item 2. Properties

We lease a total of approximately 230,000 square feet of office space covering approximately 15 offices around the world. In addition, we own an aggregate of approximately 3,700 square feet of office space in Indonesia.
These properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs.

During the year ended January 31, 2024, we continued to operate under a hybrid work model, under which the majority of our employees work from home on a full or part-time basis. As part of our hybrid model, we have contracted for co-working space in certain locations for employee use.
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 15, “Leases” to our consolidated financial statements included in Part II, Item 8 of this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements. If required, we believe that additional or alternative locations are available on commercially reasonable terms in all areas where we currently do business.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 16, “Commitments and Contingencies”, to our consolidated financial statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “VRNT”.

Holders

There were approximately 1,500 holders of record of our common stock at March 15, 2024. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

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

Preferred Stock

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until May 7, 2024, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends on our Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase in certain circumstances, as described in greater detail in Note 9, “Convertible Preferred Stock”, to our consolidated financial statements included in Part II, Item 8 of this report. For the year ended January 31, 2024, we paid $20.8 million of preferred stock dividends, of which $10.4 million was accrued as of January 31, 2023. There were $12.1 million of cumulative unpaid preferred stock dividends at January 31, 2024.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the S&P Composite 1500 Information Technology Index, for each of the last five fiscal years. The cumulative total stockholder return assumes an investment of $100 on January 31, 2019 through January 31, 2024, and the reinvestment of any dividends.

The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2019 through January 31, 2024. This data is not indicative of, nor intended to forecast, future performance of our common stock. On February 1, 2021, we completed the Spin-Off with the pro rata distribution to our stockholders of one ordinary share of Cognyte for every one share of Verint common stock held of record as of the close of business on January 25, 2021, pursuant to which Cognyte became an independent public company. For the purpose of the following table, the effect of the separation of Cognyte is reflected in the cumulative total return of Verint common stock as a reinvested dividend.

Comparison of 5 Year Cumulative Total Return*
Among Verint, the NASDAQ Composite,
and the S&P Composite 1500 Information Technology
*$100 Invested on 1/2019 in stock or Index, including reinvestment of dividends. Fiscal Year Ending on 1/31
$350
$300
$250
$200
$150
$100
$50
$-
2019
2020
2021
2022
2023
2024
Verint Systems
NASDAQ Composite TR
S&P Composite 1500 Information Technology

January 31,	2019	2020	2021	2022	2023	2024
Verint Systems Inc.	$100.00	$119.91	$152.64	$208.31	$154.09	$120.49
NASDAQ Composite Index	$100.00	$127.03	$183.04	$200.70	$164.68	$217.36
S&P Composite 1500 Information Technology Index	$100.00	$142.58	$193.47	$240.47	$201.86	$297.25

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period. During the year ended January 31, 2023, we repurchased approximately 649,000 shares under this stock repurchase program for an aggregate purchase price of $23.5 million. During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares under this stock repurchase program for an aggregate purchase price of $123.6 million, excluding an excise tax of $0.8 million. Subsequent to January 31, 2024, through March 25, 2024, we repurchased approximately 463,000 shares of our common stock for $14.4 million under this program. Repurchases were financed with available cash in the United States.

From time to time, we have purchased shares of our common stock from our directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during Company-imposed trading blackout or lockup periods.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”) into law. The IRA imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for us for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

Share purchase activity during the three months ended January 31, 2024 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2023 - November 30, 2023	1,040,000	$22.35	1,040,000	$54,732
December 1, 2023 - December 31, 2023	71,519	24.29	70,500	52,994
January 1, 2024 - January 31, 2024	—	—	—	—
	1,111,519	$22.50	1,110,500	$52,994

(1) Represents the approximate weighted-average price paid per share.

The average price per share and aggregate cost amounts disclosed above do not include the cost of commissions or the excise tax.

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

Overview

Macroeconomic Conditions

During the year ended January 31, 2024, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas war), labor shortages, inflation, instability in the global banking industry, and changes to monetary and fiscal policies by central banks and governments around the world. These items are described further below. We believe that these global macroeconomic conditions have impacted customer and partner spending decisions, and resulted in increased costs.

Military Conflicts

We continue to monitor events associated with the Russian invasion of Ukraine and its global impacts, including applicable trade compliance or other legal requirements regarding permissible activities in the region. Based on the current situation, we do not believe the Russia-Ukraine conflict has had or will have a material impact on our business or results of operations. However, if the conflict worsens or expands, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our operations and customers in Russia, Belarus, and Ukraine represented immaterial portions of our net assets as of January 31, 2024 and 2023, and total revenue for the years ended January 31, 2024, 2023, and 2022.

We also are closely monitoring and reacting to the war between Israel and Hamas. We have significant operations in Israel, including research and development and support; however, these operations comprise less than 5% of our employee base. Some of our employees in Israel are obligated to perform reserve duty in the Israeli military and have been called to do so as a result of the war. As of the date of this report, we do not believe the war has had or will have a material impact on our business or results of operations. However, if the conflict worsens or expands, leading to greater disruption in Israel and/or to greater global economic disruptions and uncertainty, our business or results of operations could be materially impacted.

Workplace Modifications

We have adopted a hybrid work model under which the majority of our employees now work from home on a full or part-time basis. As part of our hybrid model, we have contracted for co-working space in certain locations for employee use. Beginning in the year ended January 31, 2022 and continuing into the year ended January 31, 2024, we decided to exit or reduce our space under certain office leases. We recognized $6.3 million, $15.4 million, and $13.3 million of accelerated lease expense, including losses on terminations, and other asset impairments, which were reflected within selling, general, and administrative expenses in our consolidated statement of operations for the years ended January 31, 2024, 2023, and 2022, respectively.

During the year ended January 31, 2023, we began the process of migrating to a new cloud-based IT infrastructure to support the shift to a hybrid work environment and enable us to operate more efficiently. IT charges associated with modifying the workplace, including consolidating and/or migrating data centers and labs to the cloud, simplifying the corporate network, and one-time costs for implementing collaboration tools to enable our hybrid work environment, as well as asset impairment charges and IT facility exit costs were $18.2 million and $4.5 million during the years ended January 31, 2024 and 2023, respectively, which were reflected within selling, general, and administrative expenses in our consolidated statement of operations. We also recognized $1.1 million of asset impairment charges related to software licenses that were previously used in research and development as a result of the migration to the cloud and $0.5 million of other costs related to the migration to a new cloud-based IT infrastructure. These charges were reflected within research and development, net expenses in our consolidated statement of operations for the year ended January 31, 2024.

Recent Developments

On January 31, 2024, we completed the sale of a services business for manual quality managed services. Today, our platform includes an AI-powered solution for automating the quality monitoring process. We expect our customers to adopt AI over time and believe that a people-centric managed services offering is no longer core to our offering. We recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss. The divested services business generated $25.2 million, $33.2 million, and $34.7 million of revenue during the years ended January 31, 2024, 2023, and 2022, respectively, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction.

Our Business

Verint helps brands increase customer experience (“CX”) automation across the enterprise so they can elevate the customer experience and reduce their operating cost. For more than two decades, the world’s most iconic brands – including approximately 85 of the Fortune 100 companies – have trusted Verint to provide innovative solutions and domain expertise for their customer engagement operations. Verint is uniquely positioned to help brands increase CX automation with our differentiated AI-powered Open Platform.

Verint is headquartered in Melville, New York, and has approximately 15 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe focused on helping brands increase CX automation.

Key Trends

We believe there are three key market trends that are benefiting Verint today: enterprise adoption of AI and CX automation, a changing workforce, and elevated customer expectations.

•Enterprise Adoption of AI and CX Automation: We believe that AI is at or near the top of the list of investment priorities for most enterprises and customer engagement presents one of the best opportunities for brands to achieve significant ROI by investing in CX automation. Brands today are challenged to delight their customers while facing limited budgets and resources. As a result, organizations are turning to AI-powered platforms specifically designed for the customer engagement domain to increase the level of their CX automation rather than hire additional employees. Recent advancements in AI technology have enabled Verint to deliver a large team of AI-powered bots and an open platform specifically designed to help brands increase CX automation.

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

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results. The accounting policies outlined below are considered to be critical because they can materially affect our operating results and financial condition, as these policies may require us to make difficult and subjective judgments regarding uncertainties. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, many of which are beyond our control, and therefore actual results could differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, and (b) nonrecurring revenue, which primarily consists of our perpetual licenses, hardware, installation services, business advisory consulting and training services, and patent license royalties. We account for a contract with a customer when it has written approval from both parties, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Software licenses sold by us are delivered electronically, and our products are shipped from our facilities, or drop-shipped directly from the vendor. We generate all of our revenue from contracts with customers. We generally invoice a customer upon delivery or commencement of the service period, or in accordance with specific contractual provisions. Payment terms and conditions vary by contract and customer, although terms generally include a requirement to pay within a range of 30 to 90 days after invoicing. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our goods and services, and not to provide financing to or from customers.

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

We then look to how control transfers to the customer in order to determine the timing of revenue recognition. Revenue related to bundled SaaS, professional services and customer education services is typically recognized over time as the services are performed. We recognize support revenue, which includes software updates on a when-and-if-available basis, telephone support, and bug fixes or patches, over the term of the customer support agreement, which is typically one year for perpetual licenses support and one to three years for unbundled SaaS support. Unbundled SaaS and perpetual license revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of and obtain substantially all of the remaining benefits from the functional IP. We do not recognize software revenue related to the renewal of software licenses earlier than the beginning of the renewal period. In situations where arrangements include customer acceptance provisions, revenue is recognized when we can objectively verify the software complies with the specifications underlying acceptance and the customer has control of the software. Revenue for hardware is recognized at a point in time, generally upon shipment or delivery. Our patent license royalties are recognized as revenue in the period when the products containing our IP are sold by the licensees to their customers with any difference between actual results and estimated amounts adjusted in the following period.

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

Accounting for Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. For acquired businesses, we use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

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

Based upon our November 1, 2023 quantitative goodwill impairment review of our reporting unit, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying value. Our reporting unit carried goodwill of $1,352.7 million at January 31, 2024.

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

Accounting for Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. During the three-year period ended January 31, 2024, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the quoted closing price of our common stock on the grant date.

We also award restricted stock units to executive officers and certain employees that vest upon the achievement of specified performance goals or market conditions. The recognition of the compensation costs of the performance-based awards with performance goals requires an assessment of the probability that the specified performance criteria will be achieved. At each reporting date, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the award, if necessary. For the performance-based awards with market conditions, the condition is incorporated into the grant date fair value valuation of the award and compensation costs are recognized even if the market condition is not satisfied.

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

Results of Operations

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended January 31, 2024 and 2023. A discussion regarding our financial condition and results of operations for the year ended January 31, 2023 compared to the year ended January 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Quarterly revenue and year-over-year comparisons can be impacted by unbundled SaaS contracts that are up for renewal in a particular quarter. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the latter part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While a variety of seasonal and cyclical factors are common in the software and technology industry, these industry patterns should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, may also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands, except per share data)	2024	2023	2022
Revenue	$910,387	$902,245	$874,509
Operating income	$68,185	$57,356	$46,843
Net income (loss) attributable to Verint Systems Inc. common shares	$17,810	$(5,902)	$(4,509)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.28	$(0.09)	$(0.07)
Diluted	$0.28	$(0.09)	$(0.07)

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Our revenue increased approximately $8.2 million, or 1%, from $902.2 million in the year ended January 31, 2023 to $910.4 million in the year ended January 31, 2024. The increase consisted of a $13.7 million increase in recurring revenue, partially offset by a $5.5 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 71%, 19%, and 10% of our total revenue, respectively, in the year ended January 31, 2024, compared to approximately 70%, 20%, and 10%, respectively, in the year ended January 31, 2023. Further details of changes in revenue are provided below.

Operating income was $68.2 million in the year ended January 31, 2024, compared to $57.4 million in the year ended January 31, 2023. This increase in operating income was primarily due to a $26.1 million increase in gross profit, partially offset by a $15.3 million increase in operating expenses. The increase in operating expenses consisted of a $13.0 million increase in selling, general and administrative expenses and a $3.2 million increase in net research and development expenses, partially offset by a $0.9 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $17.8 million and diluted net income per common share was $0.28 in the year ended January 31, 2024, compared to a net loss attributable to Verint Systems Inc. common shares of $5.9 million and diluted net loss per common share of $0.09 in the year ended January 31, 2023. The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2024 was primarily due to a $17.5 million decrease in our provision for income taxes and a $10.8 million increase in operating income, as described above, partially offset by a $4.3 million increase in total other expense and a $0.3 million increase in net income attributable to our noncontrolling interest. Further details of these changes are provided below.

As of January 31, 2024, we employed approximately 3,700 employees plus a few hundred contractors, as compared to approximately 4,300 employees plus a few hundred contractors at January 31, 2023. The majority of the headcount reduction during the year ended January 31, 2024 was related to the divestment of our services business for manual quality managed services.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Revenue denominated in non-U.S. dollar currency was 20% of our total revenue for each of the years ended January 31, 2024 and 2023. Our combined cost of revenue and operating expenses denominated in non-U.S. dollar currency were 32% and 30% of our total combined cost of revenue and operating expenses for the years ended January 31, 2024 and 2023, respectively.

When comparing average exchange rates for the year ended January 31, 2024 to average exchange rates for the year ended January 31, 2023, the U.S. dollar strengthened relative to the Israeli shekel and the Australian dollar, and weakened relative to the British pound sterling and the euro, resulting in an overall increase in our revenue and decrease in our expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2024, had foreign currency exchange rates remained unchanged from rates in effect for the year ended January 31, 2023, our revenue would have been approximately $0.2 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $1.5 million higher, which would have resulted in a $1.7 million decrease in our operating income.

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

The following table sets forth revenue by category for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,			% Change
(in thousands)	2024	2023	2022	2024 - 2023	2023 - 2022
Recurring revenue
Bundled SaaS revenue	$250,526	$222,560	$183,035	13%	22%
Unbundled SaaS revenue	264,302	221,645	139,729	19%	59%
Total SaaS revenue	514,828	444,205	322,764	16%	38%
Optional managed services revenue	47,718	61,388	65,648	(22)%	(6)%
Support revenue	136,702	179,944	244,717	(24)%	(26)%
Total recurring revenue	699,248	685,537	633,129	2%	8%
Nonrecurring revenue
Perpetual revenue	99,853	116,611	138,078	(14)%	(16)%
Professional services and other revenue	111,286	100,097	103,302	11%	(3)%
Total nonrecurring revenue	211,139	216,708	241,380	(3)%	(10)%
Total revenue	$910,387	$902,245	$874,509	1%	3%

Recurring Revenue

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Recurring revenue increased approximately $13.7 million, or 2%, from $685.5 million in the year ended January 31, 2023 to $699.2 million in the year ended January 31, 2024. The increase consisted of a $70.6 million increase in SaaS revenue, partially offset by a $43.2 million decrease in support revenue, and a $13.7 million decrease in optional managed services revenue. The increase in SaaS revenue was due to increases in both bundled and unbundled SaaS revenue. The increase in unbundled SaaS revenue was primarily due to increased renewal and expansion transactions as well as support conversion transactions. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily due to lower demand for such services.

We expect our revenue mix to continue to shift to our SaaS offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises solutions to SaaS offerings, with an increasing portion of the mix coming from our bundled SaaS offerings. Bundled SaaS revenue is generally recognized ratably over the subscription term, while unbundled SaaS revenue is typically recognized upfront upon delivery of the license keys, or when the license term commences, if later. As a result, our revenue may fluctuate from period to period due to the revenue mix in each period, which is influenced by customer buying preferences. When the percentage of unbundled SaaS to bundled SaaS sold or renewed in a period increases, revenue from such transactions will generally be higher in that period (and lower in future periods) than if the percentage of bundled SaaS to unbundled SaaS were higher. Additionally, a multi-year unbundled SaaS contract will generally result in greater revenue recognition upfront than a one-year unbundled SaaS contract.

While we continue to see significant demand for our solutions as our customers are looking to purchase AI-powered solutions, we believe that current macroeconomic factors, as described above, are impacting customer and partner spending decisions.

Nonrecurring Revenue

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Nonrecurring revenue decreased approximately $5.6 million, or 3%, from $216.7 million in the year ended January 31, 2023 to $211.1 million in the year ended January 31, 2024. The decrease consisted of a $16.8 million decrease in perpetual revenue, partially offset by a $11.2 million increase in professional services and other revenue. The decrease in perpetual revenue was primarily due to the continued shift in spending by our customers towards our SaaS solutions and a decrease in demand for our offerings that include hardware with embedded software. The increase in professional services and other revenue was primarily driven by an increase in patent license royalty revenue for the current period and due to the recognition in the current period of royalties for prior periods that were previously underreported by a licensee, partially offset by a decrease in implementation services.

Cost of Revenue

The following table sets forth the cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,			% Change
(in thousands)	2024	2023	2022	2024 - 2023	2023 - 2022
Cost of recurring revenue	$162,868	$162,347	$156,569	0%	4%
Cost of nonrecurring revenue	107,110	119,530	124,226	(10)%	(4)%
Amortization of acquired technology	7,134	13,191	17,777	(46)%	(26)%
Total cost of revenue	$277,112	$295,068	$298,572	(6)%	(1)%

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

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Cost of recurring revenue increased approximately $0.6 million, from $162.3 million for the year ended January 31, 2023 to $162.9 million for the year ended January 31, 2024. The increase was primarily due to an increase in the amortization of capitalized software development costs, the write-off of certain third-party software licenses, and an increase in the cost of third-party software components in order to support our cloud-based solutions. These increases were partially offset by a reduction in service and support costs due to lower personnel costs as a result of a decrease in headcount, cost optimization efforts focusing on improvements in utilization of our cloud infrastructure, and the offshoring certain support activities. Our recurring revenue gross margins increased from 76% in the year ended January 31, 2023 to 77% in the year ended January 31, 2024, primarily due to a favorable change in offering mix as SaaS revenue carries higher gross margins than our optional managed services and support revenue.

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

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Cost of nonrecurring revenue decreased approximately $12.4 million, or 10%, from $119.5 million in the year ended January 31, 2023 to $107.1 million in the year ended January 31, 2024. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings, a decrease in third-party hardware delivered and related shipping and handling costs, a decrease in contractor costs, and a decrease in the cost of certain hardware components that experienced supply chain disruptions in the prior year. Our nonrecurring gross margins increased from 45% in the year ended January 31, 2023 to 49% in the year ended January 31, 2024, primarily due to an increase in patent license royalty revenue as described above.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Amortization of acquired technology decreased approximately $6.1 million, or 46%, from $13.2 million in the year ended January 31, 2023 to $7.1 million in the year ended January 31, 2024. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2024, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this report.

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

The following table sets forth R&D for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,			% Change
(in thousands)	2024	2023	2022	2024 - 2023	2023 - 2022
Research and development, net	$133,804	$130,644	$123,291	2%	6%

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. R&D increased approximately $3.2 million, or 2%, from $130.6 million in the year ended January 31, 2023 to $133.8 million in the year ended January 31, 2024. This increase was primarily attributable to a $7.7 million increase in employee compensation and related expenses due primarily to increased investment in R&D headcount, a $1.3 million increase in contractor costs, and $1.1 million of asset impairment charges related to a cloud-based IT infrastructure realignment project, partially offset by a $3.7 million increase in benefits from participation in certain government-sponsored programs for the support of R&D activities, a $2.6 million increase in the capitalization of software development costs, and a $0.7 million decrease in stock-based compensation expense due to an decrease in the grant date fair value of employee equity awards and a longer average vesting schedule of outstanding awards.

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

The following table sets forth SG&A for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,			% Change
(in thousands)	2024	2023	2022	2024 - 2023	2023 - 2022
Selling, general and administrative	$405,915	$392,939	$376,808	3%	4%

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. SG&A increased approximately $13.0 million, or 3%, from $392.9 million in the year ended January 31, 2023 to $405.9 million in the year ended January 31, 2024. This increase was primarily due to a $13.7 million increase in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project, a $9.7 million loss on the sale of a services business for manual quality managed services, an $8.1 million increase in professional services expense primarily due to reaching settlement regarding certain legal matters discussed in Note 16, “Commitments and Contingencies” to our consolidated financial statements included under Part II, Item 8 of this report, and a $3.0 million increase in the cost of third-party software components in order to support our hybrid work environment. These increases in SG&A were partially offset by a $9.1 million decrease in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year, a $6.3 million decrease in stock-based compensation expense due to a decrease in the grant date fair value of employee equity awards and a longer average vesting schedule of outstanding awards, and a $4.3 million decrease in facilities expenses and depreciation charges as a result of a reduced number of offices. SG&A was also impacted by a $3.2 million benefit due to a change in the fair value of our obligations under contingent consideration arrangements, from a net charge of $0.2 million in the year ended January 31, 2023 to a net benefit of $3.0 million during the year ended January 31, 2024, as a result of revised outlooks for achieving the performance targets under certain contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth the amortization of other acquired intangible assets for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,			% Change
(in thousands)	2024	2023	2022	2024 - 2023	2023 - 2022
Amortization of other acquired intangible assets	$25,371	$26,238	$28,995	(3)%	(10)%

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Amortization of other acquired intangible assets decreased approximately $0.8 million, or 3%, from $26.2 million in the year ended January 31, 2023 to $25.4 million in the year ended January 31, 2024. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2024, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,			% Change
(in thousands)	2024	2023	2022	2024 - 2023	2023 - 2022
Interest income	$6,944	$3,301	$233	110%	*
Interest expense	(10,334)	(7,877)	(10,325)	31%	(24)%
Losses on early retirements of debt	—	—	(2,474)	*	*
Other (expense) income:
Foreign currency (losses) gains, net	(439)	3,453	(1,644)	(113)%	*
Losses on derivatives	—	—	(14,374)	*	(100)%
Fair value change of future tranche right	—	—	15,810	*	(100)%
Other, net	(3,084)	(1,471)	5,435	110%	(127)%
Total other (expense) income, net	(3,523)	1,982	5,227	*	(62)%
Total other expense, net	$(6,913)	$(2,594)	$(7,339)	166%	(65)%

* Percentage is not meaningful.

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Total other expense, net, increased by $4.3 million from $2.6 million in the year ended January 31, 2023 to $6.9 million in the year ended January 31, 2024.

Interest income increased from $3.3 million in the year ended January 31, 2023 to $6.9 million in the year ended January 31, 2024 due to higher interest rates on our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

Interest expense increased to $10.3 million in the year ended January 31, 2024 from $7.9 million in the year ended January 31, 2023 primarily due to higher interest rates on our borrowings. Further discussion regarding our borrowings appears under “Financing Arrangements” below and in Note 7, “Long-term Debt” to our consolidated financial statements included under Part II, Item 8 of this report.

We recorded $0.4 million of net foreign currency losses during the year ended January 31, 2024, and $3.5 million of net foreign currency gains during the year ended January 31, 2023. Our foreign currency losses in the current period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the Australian dollar.

Other expense, net increased from $1.5 million in the year ended January 31, 2023 to $3.1 million in the year ended January 31, 2024 primarily due to the reversal of a tax indemnification asset associated with the Spin-Off related to an uncertain tax position that was resolved in the current period.

Provision for Income Taxes

The following table sets forth our provision for income taxes from continuing operations for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Provision for income taxes	$21,638	$39,103	$23,853

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Our effective income tax rate was 35.3% for the year ended January 31, 2024, compared to an effective income tax rate of 71.4% for the year ended January 31, 2023. For the year ended January 31, 2024, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to the U.S. taxation of certain foreign income and the effect of changes in valuation allowances which were partially offset by the benefit of tax credits. The effective tax rate is further impacted by the mix and levels of income and losses among taxing jurisdictions and changes in unrecognized income tax benefits.

For the year ended January 31, 2023, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to the U.S. taxation of certain foreign income. The effective rate is further impacted by the mix and levels of income and losses among taxing jurisdictions, changes in valuation allowances, and changes in unrecognized income tax benefits.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 proposals. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for safe harbor rules.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that the Apax Investor would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A Preferred Stock with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares described above and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B Preferred Stock. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of January 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.5%.

Each series of Preferred Stock pays dividends at an annual rate of 5.2% until May 7, 2024, and thereafter at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. We used the proceeds from the Apax investment to repay outstanding indebtedness, to fund a portion of our stock repurchase programs (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 9, “Convertible Preferred Stock”, to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding the Apax convertible preferred stock investment.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business combinations and asset acquisitions, including approximately $4.0 million and $21.9 million of net cash expended for business combinations and asset acquisitions during the years ended January 31, 2024 and 2023, respectively. During the year ended January 31, 2024, we completed the acquisition of a provider of solutions for workforce scheduling automation as well as an asset acquisition to acquire source code. These transactions were not material to our consolidated financial statements. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures”, to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding our recent business combinations and asset acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $143.1 million and $126.0 million as of January 31, 2024 and 2023, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.2 million at January 31, 2024 and 2023.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2024, and withholding taxes of $3.1 million accrued as of January 31, 2024 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
Cash and cash equivalents	$241,400	$282,099
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	1,269	300
Short-term investments	686	697
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$243,355	$283,096
Total debt, including current portions	$410,965	$408,908

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

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities from continuing operations	$150,642	$139,816	$134,654
Net cash used in investing activities	(37,379)	(56,583)	(35,900)
Net cash used in financing activities	(153,354)	(157,907)	(430,123)
Effect of foreign currency exchange rate changes on cash and cash equivalents	599	(2,033)	(841)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents from discontinued operations	—	—	(9,055)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(39,492)	$(76,707)	$(341,265)

Our financing activities used $153.4 million of net cash and our investing activities used $37.4 million of net cash during the year ended January 31, 2024, which was partially offset by $150.6 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $150.6 million of net cash during the year ended January 31, 2024, compared to $139.8 million generated during the year ended January 31, 2023. Our operating cash flow in the current year increased due to higher operating income, and lower operating lease payments as a result of the early termination of several leased offices in the prior year, partially offset by an unfavorable impact on operating cash flow from changes in operating assets and liabilities compared to the prior period.

Operating activities from continuing operations generated $139.8 million of net cash during the year ended January 31, 2023, compared to $134.7 million generated during the year ended January 31, 2022. Our operating cash flow in the year ended January 31, 2023 increased due to $32.1 million of lower combined interest and net income tax payments, with the higher income tax payments in the prior period being related to the Spin-Off, and higher net income adjusted for non-cash charges, partially offset by a decrease in cash from working capital items, primarily as a result of an increase in our inventory and contract assets.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the year ended January 31, 2024, our investing activities used $37.4 million of net cash, consisting primarily of $25.7 million of payments for property, equipment, and capitalized software development, $6.5 million of cash divested with the sale of a services business for manual quality managed services, $4.0 million of net cash utilized for business combinations and asset acquisitions, and a $1.7 million investment in a privately-held company, partially offset by a $0.3 million decrease in restricted bank time deposits and $0.2 million of proceeds from the divestiture of an insignificant product line that we inherited as part of a legacy acquisition.

During the year ended January 31, 2023, our investing activities used $56.6 million of net cash, consisting primarily of $35.5 million of payments for property, equipment, and capitalized software development costs, $21.9 million of net cash utilized for business combinations, and a $0.2 million increase in restricted bank time deposits, partially offset by $1.0 million of proceeds from the sale of an office building and $0.1 million of net sales and maturities of short-term investments.

We had no significant commitments for capital expenditures at January 31, 2024.

Net Cash Used in Financing Activities

For the year ended January 31, 2024, our financing activities used $153.4 million of net cash primarily due to $124.3 million of payments to repurchase common stock, $100.0 million of repayments of borrowings under our Term Loan, $20.8 million of payments of Preferred Stock dividends, $4.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.1 million of finance lease payments and other financing obligations, a $0.8 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees, partially offset by $100.0 million of proceeds from borrowings under our Revolving Credit Facility.

For the year ended January 31, 2023, our financing activities used $157.9 million of net cash, primarily due to $129.0 million of payments to repurchase common stock, $20.8 million of payments of Preferred Stock dividends, $3.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.7 million of finance lease payments and other financing obligations, a $0.8 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees.

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

During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares of our common stock for a cost of $124.4 million, including an excise tax of $0.8 million under the current stock repurchase programs, as well as approximately 1,000 shares to facilitate income tax withholding or payments. Subsequent to January 31, 2024, through March 25, 2024, we repurchased approximately 463,000 shares of our common stock for $14.4 million under this program. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.8 million was recognized as part of the cost basis of shares acquired in the consolidated statements of stockholders’ equity during the year ended January 31, 2024. Repurchases were funded with available cash in the United States.

During the year ended January 31, 2023, we repurchased approximately 2,659,000 shares of our common stock for a cost of $129.6 million, which included $105.7 million of share repurchases under a prior authorized stock repurchase program and other repurchases to facilitate income tax withholding or payments.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2024, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on January 31, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2024, no Capped Calls have been exercised.

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

The Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan that was scheduled to mature on June 29, 2024 (the “Term Loan”) prior to being repaid by us in full, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), and is subject to increase and reduction from time to time according to the terms of the Credit Agreement.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding balance to $100.0 million. As a result, $1.8 million of deferred debt issuance costs and $0.2 million of unamortized discount associated with the Term Loan were written off, and are included within losses on early retirements of debt in our consolidated statement of operations for the year ended January 31, 2022.

On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan in full with proceeds from our Revolving Credit Facility, in addition to $0.5 million of accrued interest thereon. As a result, $0.2 million of deferred debt issuance costs associated with the Term Loan were written off and are included within interest expense in our consolidated statement of operations for the year ended January 31, 2024.

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

Borrowings under the Revolving Credit Facility were $100.0 million at January 31, 2024, which is included in long-term debt on our consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of January 31, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.95%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility were used to repay the outstanding balance of the Term Loan.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At January 31, 2024, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of January 31, 2024, our total operating lease liabilities were $37.6 million, of which $5.5 million is included within accrued expenses and other current liabilities (current portions), and $32.1 million is included as operating lease liabilities (long-term portions), on our consolidated balance sheets.

As of January 31, 2024, our unconditional purchase obligations totaled approximately $173.5 million, the majority of which is due over the next 36 months. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our consolidated balance sheet at January 31, 2024 included $71.3 million of non-current tax reserves (including interest and penalties of $6.4 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

For additional information regarding our long-term debt, Preferred Stock, and our commitments and contingencies, see Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, Note 15, “Leases”, and Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements included in Part II, Item 8 of this report.

Contingent Payments Associated with Business Combinations and Asset Acquisitions

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the year ended January 31, 2024, we made $4.9 million of payments under contingent consideration arrangements. As of January 31, 2024, potential future cash payments, and earned consideration expected to be paid subsequent to January 31, 2024 under contingent consideration arrangements totaled $20.9 million, the estimated fair value of which was $7.3 million, including $4.5 million recorded within accrued expenses and other current liabilities, and $2.8 million recorded within other liabilities. The performance periods associated with these potential payments extend through January 2027.

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

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate or an ABR Rate, plus, in each case, a margin. On May 10, 2023, we entered into the Fourth Amendment to the Credit Agreement related to the phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable rate margin therefor or (ii) Adjusted Term SOFR, plus the applicable margin therefor. The applicable margin in each case is determined based on our leverage ratio (described above) and ranges from 0.25% to 1.25% for borrowings bearing interest at the ABR and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

On April 27, 2023, we repaid in full the remaining $100.0 million outstanding principal balance related to our Term Loan with $100.0 million of proceeds from borrowings under our Revolving Credit Facility. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA leverage ratio. As of January 31, 2024, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 6.95%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Interest Rate Risk on Our Investments

We invest our cash primarily in cash equivalents, such as commercial paper and money market funds, and short-term investments, consisting of bank time deposits and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2024.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2024 and 2023, we had cash and cash equivalents totaling approximately $241.4 million and $282.1 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, commercial paper, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held

$1.5 million and $0.6 million, respectively, of restricted cash, cash equivalents, and restricted bank time deposits (including long-term portions) which were not available for general operating use. We also had short-term investments of $0.7 million at January 31, 2024 and 2023, consisting of bank time deposits, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2025, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2024. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and cash equivalents, bank time deposits, and short-term investments to increase or decrease by approximately $1.2 million, assuming a similar level of investments in the year ending January 31, 2025 as in the year ended January 31, 2024.

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

For the year ended January 31, 2024, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily the United Kingdom, Israel, Euro denominated functional currency subsidiaries, Australia, and India. We also generate some portion of our revenue in foreign currencies, mainly the British pound sterling, euro, Australian dollar, and Indian rupee. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impacts from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reported within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency losses of $0.4 million and $1.6 million for the years ended January 31, 2024 and 2022, respectively, and net foreign currency gains of $3.5 million for the year ended January 31, 2023.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels. These contracts are generally limited to durations of approximately 12 months or less.

We had $0.2 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2024, with notional amounts totaling $6.3 million. We had $0.1 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2023, with notional amounts totaling $6.8 million. We had $0.1 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2022, with notional amounts totaling $7.4 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2024. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $0.6 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated fair value of these financial instruments by approximately $0.7 million.

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

Inflation Risk

While we continue to see significant demand for our solutions as our customers accelerate the digitization of their customer interactions and internal operations, we believe that current macroeconomic factors, including the impact of inflation, are impacting customer and partner spending decisions. Given the current macroeconomic environment, we continue to look for ways to manage costs and mitigate any changes in our customers’ purchasing behavior that may occur due to significant inflationary pressure or other factors. If our costs, in particular labor, sales and marketing, and cloud hosting costs, become subject to sustained or increased inflationary pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

New or modified contracts meeting certain quantitative and qualitative criteria require a detailed analysis by the Company of the contractual terms and application of more complex accounting guidance to determine the appropriate revenue recognition of the identified performance obligations.

Factors in these contracts with potentially significant judgments include:

•the identification of the complete customer contract;
•the accounting treatment of any contract modifications;
•the valuation and allocation of identified material rights;
•the allocation of arrangement consideration.

Given the accounting complexity and the management judgment necessary to properly identify, classify, and account for performance obligations in relation to new or modified license and cloud contracts, auditing such estimates required extensive audit effort due to the complexity of these arrangements and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

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
–For contracts with a performance obligation of bundled professional services, recalculated, based on underlying historical transaction data, the stand-alone selling price for each bundled fixed price service.
–Obtained evidence of delivery of the elements of the arrangement to the customer.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 27, 2024

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$241,400	$282,099
Short-term investments	686	697
Accounts receivable, net of allowance for credit losses of $1.2 million and $1.3 million, respectively	190,461	188,414
Contract assets, net	66,913	60,444
Inventories	14,209	12,628
Prepaid expenses and other current assets	59,505	75,374
Total current assets	573,174	619,656
Property and equipment, net	47,704	64,810
Operating lease right-of-use assets	30,118	37,649
Goodwill	1,352,715	1,347,213
Intangible assets, net	57,466	85,272
Long-term deferred income taxes	25,697	10,719
Other assets	139,550	148,282
Total assets	$2,226,424	$2,313,601

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$26,301	$43,631
Accrued expenses and other current liabilities	137,433	155,944
Contract liabilities	254,437	271,476
Total current liabilities	418,171	471,051
Long-term debt	410,965	408,908
Long-term contract liabilities	10,581	18,047
Operating lease liabilities	32,100	40,744
Long-term deferred income taxes	9,555	11,749
Other liabilities	76,065	68,632
Total liabilities	957,437	1,019,131
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at January 31, 2024 and 2023, respectively; aggregate liquidation preference and current redemption value of $206,067 at January 31, 2024 and 2023, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at January 31, 2024 and 2023, respectively; aggregate liquidation preference and current redemption value of $206,067 at January 31, 2024 and 2023, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 62,738,000 and 65,404,000; outstanding 62,738,000 and 65,404,000 shares at January 31, 2024 and 2023, respectively.	63	65
Additional paid-in capital	979,671	1,055,157
Accumulated deficit	(6,723)	(45,333)
Accumulated other comprehensive loss	(142,962)	(154,099)
Total Verint Systems Inc. stockholders' equity	830,049	855,790
Noncontrolling interests	2,617	2,359
Total stockholders' equity	832,666	858,149
Total liabilities, temporary equity, and stockholders' equity	$2,226,424	$2,313,601

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2024	2023	2022
Revenue:
Recurring	$699,248	$685,537	$633,129
Nonrecurring	211,139	216,708	241,380
Total revenue	910,387	902,245	874,509
Cost of revenue:
Recurring	162,868	162,347	156,569
Nonrecurring	107,110	119,530	124,226
Amortization of acquired technology	7,134	13,191	17,777
Total cost of revenue	277,112	295,068	298,572
Gross profit	633,275	607,177	575,937
Operating expenses:
Research and development, net	133,804	130,644	123,291
Selling, general and administrative	405,915	392,939	376,808
Amortization of other acquired intangible assets	25,371	26,238	28,995
Total operating expenses	565,090	549,821	529,094
Operating income	68,185	57,356	46,843
Other income (expense), net:
Interest income	6,944	3,301	233
Interest expense	(10,334)	(7,877)	(10,325)
Losses on early retirements of debt	—	—	(2,474)
Other (expense) income, net	(3,523)	1,982	5,227
Total other expense, net	(6,913)	(2,594)	(7,339)
Income before provision for income taxes	61,272	54,762	39,504
Provision for income taxes	21,638	39,103	23,853
Net income	39,634	15,659	15,651
Net income attributable to noncontrolling interests	1,024	761	1,238
Net income attributable to Verint Systems Inc.	38,610	14,898	14,413
Dividends on preferred stock	(20,800)	(20,800)	(18,922)
Net income (loss) attributable to Verint Systems Inc. common shares	$17,810	$(5,902)	$(4,509)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.28	$(0.09)	$(0.07)
Diluted	$0.28	$(0.09)	$(0.07)

Weighted-average common shares outstanding:
Basic	63,990	65,332	65,591
Diluted	64,318	65,332	65,591

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended January 31,
(in thousands)	2024	2023	2022
Net income	$39,634	$15,659	$15,651
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	10,909	(35,545)	(11,668)
Distribution of Cognyte Software Ltd.	—	—	17,123
Net increase (decrease) from foreign exchange contracts designated as hedges	277	(47)	(147)
Net increase from interest rate swap designated as a hedge	—	—	1,014
Net increase from settlement of interest rate swap due to partial early retirement of Term Loan	—	—	12,017
(Provision for) Benefit from income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	(49)	8	24
Other comprehensive income (loss)	11,137	(35,584)	18,363
Comprehensive income (loss)	50,771	(19,925)	34,014
Comprehensive income attributable to noncontrolling interests	1,024	761	1,238
Comprehensive income (loss) attributable to Verint Systems Inc.	$49,747	$(20,686)	$32,776

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2021	65,773	$70	$1,726,166	$(208,124)	$(113,797)	$(136,878)	$1,267,437	$15,127	$1,282,564
Net income	—	—	—	—	14,413	—	14,413	1,238	15,651
Other comprehensive income, excluding the distribution of Cognyte Software Ltd.	—	—	—	—	—	1,240	1,240	—	1,240
Distribution of Cognyte Software Ltd.	—	—	(281,665)	—	—	17,123	(264,542)	(12,870)	(277,412)
Stock-based compensation — equity-classified awards	—	—	58,679	—	—	—	58,679	—	58,679
Common stock issued for stock awards and stock bonuses	1,800	2	(2)	—	—	—	—	—	—
Common stock repurchased and retired	(1,058)	(1)	(49,580)	—	—	—	(49,581)	—	(49,581)
Settlement of conversion premium upon maturity of 2014 Notes	1,250	—	(59,139)	59,131	—	—	(8)	—	(8)
Common stock received from exercise of Note Hedges	(1,250)	—	57,695	(57,692)	—	—	3	—	3
Common stock received from exercise of Note Hedges related to repurchased 2014 Notes	(42)	—	1,959	(1,959)	—	—	—	—	—
Common stock issued upon settlement of Warrants	293	—	(25)	20	—	—	(5)	—	(5)
Purchases of capped calls, net of taxes	—	—	(32,441)	—	—	—	(32,441)	—	(32,441)
Treasury stock acquired	(555)	—	—	(26,375)	—	—	(26,375)	—	(26,375)
Treasury stock retired	—	(5)	(234,994)	234,999	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,110)	(1,110)
Preferred stock dividends	—	—	(18,056)	—	—	—	(18,056)	—	(18,056)
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(43,445)	—	44,875	—	1,430	—	1,430
Balances as of January 31, 2022	66,211	66	1,125,152	—	(54,509)	(118,515)	952,194	2,385	954,579
Net income	—	—	—	—	14,898	—	14,898	761	15,659
Other comprehensive loss	—	—	—	—	—	(35,584)	(35,584)	—	(35,584)
Stock-based compensation — equity-classified awards	—	—	68,257	—	—	—	68,257	—	68,257
Common stock issued for stock awards and stock bonuses	1,853	2	6,425	—	—	—	6,427	—	6,427
Common stock repurchased and retired	(649)	(1)	(23,455)	—	—	—	(23,456)	—	(23,456)
Treasury stock acquired	(2,011)	—	—	(106,146)	—	—	(106,146)	—	(106,146)
Treasury stock retired	—	(2)	(106,144)	106,146	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(787)	(787)
Preferred stock dividends	—	—	(20,800)	—	—	—	(20,800)	—	(20,800)
Other reclasses	—	—	5,722	—	(5,722)	—	—	—	—
Balances as of January 31, 2023	65,404	65	1,055,157	—	(45,333)	(154,099)	855,790	2,359	858,149
Net income	—	—	—	—	38,610	—	38,610	1,024	39,634
Other comprehensive income	—	—	—	—	—	11,137	11,137	—	11,137
Stock-based compensation — equity-classified awards	—	—	62,006	—	—	—	62,006	—	62,006
Common stock issued for stock awards and stock bonuses	1,459	2	7,735	—	—	—	7,737	—	7,737

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Common stock repurchased and retired	(4,125)	(4)	(124,427)	—	—	—	(124,431)	—	(124,431)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(766)	(766)
Preferred stock dividends	—	—	(20,800)	—	—	—	(20,800)	—	(20,800)
Balances as of January 31, 2024	62,738	$63	$979,671	$—	$(6,723)	$(142,962)	$830,049	$2,617	$832,666

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$39,634	$15,659	$15,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,485	67,960	75,449
Provision for credit losses	2,162	629	1,396
Stock-based compensation, excluding cash-settled awards	67,622	76,051	65,246
Change in fair value of future tranche right	—	—	(15,810)
Benefit from deferred income taxes	(17,639)	(9,544)	(11,323)
Non-cash losses on derivative financial instruments, net	—	—	14,374
Losses on early retirements of debt	237	—	2,474
Net losses on divested businesses	9,541	—	—
Other non-cash items, net	5,347	9,652	7,416
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(9,409)	3,060	11,712
Contract assets	(6,351)	(18,762)	(6,391)
Inventories	(1,812)	(7,753)	(713)
Prepaid expenses and other assets	35,027	(44,247)	(33,107)
Accounts payable and accrued expenses	(25,343)	6,394	(1,772)
Contract liabilities	(26,068)	5,395	7,820
Other liabilities	13,762	40,852	(2,321)
Other, net	(7,553)	(5,530)	4,553
Net cash provided by operating activities — continuing operations	150,642	139,816	134,654
Net cash used in operating activities — discontinued operations	—	—	(9,055)
Net cash provided by operating activities	150,642	139,816	125,599

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(3,997)	(21,928)	(57,024)
Divestitures, net of cash divested	(6,278)	—	—
Purchases of property and equipment	(16,114)	(27,950)	(16,962)
Purchases of investments	(4,094)	(10,627)	(751)
Maturities and sales of investments	4,083	10,709	46,299
Cash paid for capitalized software development costs	(9,623)	(7,595)	(7,560)
Other investing activities	(1,356)	808	98
Net cash used in investing activities	(37,379)	(56,583)	(35,900)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and future tranche right, net of issuance costs	—	—	198,731
Proceeds from borrowings	100,000	—	315,000
Repayments of borrowings and other financing obligations	(103,084)	(3,658)	(313,354)
Settlement of 2014 Notes	—	—	(386,887)
Purchases of capped calls	—	—	(41,060)
Payments of equity issuance, debt issuance, and other debt-related costs	(232)	(224)	(10,708)
Distributions paid to noncontrolling interest	(766)	(787)	(1,110)
Purchases of treasury stock and common stock for retirement	(124,290)	(128,985)	(75,955)
Preferred stock dividend payments	(20,800)	(20,800)	(12,856)
Payment for termination of interest rate swap	—	—	(16,502)
Net cash transferred to Cognyte Software Ltd.	—	—	(114,657)
Dividend and other settlements received from Cognyte Software Ltd.	—	—	38,280
Payments of contingent consideration for business combinations (financing portion) and other financing activities	(4,182)	(3,453)	(9,045)
Net cash used in financing activities	(153,354)	(157,907)	(430,123)

	Year Ended January 31,
(in thousands)	2024	2023	2022
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	599	(2,033)	(841)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(39,492)	(76,707)	(341,265)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	282,161	358,868	700,133
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$242,669	$282,161	$358,868

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year to the consolidated balance sheets:
Cash and cash equivalents	$241,400	$282,099	$358,805
Restricted cash and cash equivalents included in prepaid expenses and other current assets	1,269	5	6
Restricted cash and cash equivalents included in other assets	—	57	57
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$242,669	$282,161	$358,868

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint helps brands increase CX automation across the enterprise so they can elevate customer experience and reduce their operating cost. For more than two decades, the world’s most iconic brands – including approximately 85 of the Fortune 100 companies – have trusted Verint to provide innovative solutions and domain expertise for their customer engagement operations.

Verint is uniquely positioned to help brands increase CX Automation with our differentiated AI-powered Open Platform. Brands today are challenged to delight their customers while facing limited budgets and resources. As a result, organizations are turning to AI-powered platforms specifically designed for the customer engagement domain to increase the level of their CX Automation rather than hire additional employees.

Verint is headquartered in Melville, New York, and has approximately 15 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe focused on helping brands increase CX automation.

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

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of January 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.5%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Key estimates in the accompanying consolidated financial statements, include, among others, revenue recognition, allowances for doubtful accounts, determining the fair value of assets and liabilities assumed in business combinations, recoverability of goodwill, amortization of intangibles, evaluation of contingencies, and the accounting for income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. For further information regarding our cash and cash equivalents, see Note 4, “Cash, Cash Equivalents, and Short-Term Investments.”

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. We held $0.2 million of marketable debt securities at January 31, 2024 and no marketable debt securities at January 31, 2023. Investments with maturities in excess of one year are included in other assets.

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

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable and contract assets are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. No end-customer represented more than 10% of our revenue during the years ended January 31, 2024, 2023, and 2022. We had two partners, both authorized global resellers of our solutions, that accounted for more than 10% of our aggregated accounts receivable and contract assets in recent years. Partner A accounted for approximately 14% and 15% of our aggregated accounts receivable and contract assets at January 31, 2024 and 2023, respectively, and Partner B accounted for approximately 14% and 15% of our aggregated accounts receivable and contract assets at January 31, 2024 and 2023, respectively. Neither partner represented 10% or greater of our total revenue for the years ended January 31, 2024, 2023, or 2022. Credit losses related to these partners have historically been immaterial.

Allowance for Credit Losses

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables over the lifetime of the receivables. Our allowance for expected credit losses is estimated based on an analysis of the aging of our accounts receivable and contract assets, historical write-offs, customer payment patterns, individual customer creditworthiness, current economic trends, reasonable and supportable forecasts of future economic conditions, and/or establishment of specific reserves for customers in adverse financial condition. We write off an account receivable and charge it against its recorded allowance at the point when it is considered uncollectible. We assess the adequacy of the allowance for credit losses on a quarterly basis.

The following table summarizes the activity in our allowance for credit losses for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Allowance for credit losses, beginning of year	$1,290	$1,260	$1,609
Provisions charged to expense	2,082	565	1,242
Amounts written off	(2,094)	(566)	(1,666)
Other, including fluctuations in foreign exchange rates	(33)	31	75
Allowance for credit losses, end of year	$1,245	$1,290	$1,260

Our estimated expected credit losses associated with contract assets were $0.1 million for the years ended January 31, 2024 and 2023, and were not material for the year ended January 31, 2022. Historical write-offs of contract assets have been insignificant.

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

Software Development Costs

Costs incurred to acquire or develop software to be sold, leased or otherwise marketed are capitalized after technological feasibility is established, and continue to be capitalized through the general release of the related software product. Software development costs capitalized for software to be sold, leased, or marketed to external users are included within other assets in our consolidated balance sheets. Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis, which approximates the pattern in which the economic benefits of the capitalized costs are expected to be realized, over the estimated economic lives of the related software products, generally five years.

Internal-Use Software Development Costs and Cloud Computing Arrangements

We expense costs associated with the assessment stage of software development projects. Capitalization begins when the preliminary project stage has been completed and management with the relevant authority authorizes and commits to the funding of the project. These capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees who are directly associated with the development of the applications. Software development costs capitalized for internal-use software are included within property and equipment, net in our consolidated balance sheets. We expense the personnel-related costs of training and data conversion. We also expense costs associated with the post-implementation and operation stage, including maintenance, minor upgrades, and enhancements; however, we capitalize internal and external costs associated with significant upgrades to existing systems that result in additional functionality. Cloud computing arrangement costs follow the internal-use software accounting guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized internal-use software development costs are generally amortized over periods ranging from four years to seven years on a straight-line basis, which best represents the pattern of the software’s use. Capitalized implementation costs related to cloud computing arrangements that are hosted by third party vendors are included within prepaid and other current assets and other assets in our consolidated balance sheets, and are amortized over the term of the hosting arrangement beginning when the component of the hosting arrangement is ready for its intended use. Periodically, we reassess the useful life considering technology, obsolescence, and other factors.

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

We are a pure-play customer engagement company that operates as a single operating segment and single reporting segment as our Chief Executive Officer, who is our CODM, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

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

Please refer to Note 6, “Intangible Assets and Goodwill”, for further details related to our intangible assets and for the results of our annual goodwill impairment testing.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. Please refer to Note 12, “Fair Value Measurements”, for further discussion regarding transfers between levels of the fair value measurement hierarchy.

Fair Values of Financial Instruments

Our recorded amounts of cash and cash equivalents, restricted cash and cash equivalents, and restricted bank time deposits, accounts receivable, contract assets, investments, accounts payable, and accrued expenses approximate fair value, due to the short-term nature of these instruments. We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

The counterparties to our derivative financial instruments consist of international financial institutions. We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. We do not anticipate any such losses and we do not have a material portfolio of derivative financial instruments.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Please refer to Note 2, “Revenue Recognition” for a discussion of our accounting policies related to revenue.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further remeasured at each reporting date and at settlement. Gains and losses recognized upon such remeasurements are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $0.4 million and $1.6 million for the years ended January 31, 2024 and 2022, respectively. We recorded net foreign currency gains of $3.5 million for the year ended January 31, 2023.

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

Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. The number of common equivalent shares outstanding has been determined in accordance with the if-converted method for the Preferred Stock and the treasury stock method for unvested restricted stock units to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the holder and average future share-based compensation expense that we have not yet recognized are assumed to be used to repurchase shares. Any incremental difference between the assumed number of shares issued and repurchased is included in the diluted share computation.

Upon conversion of our 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), further details for which appear in Note 7, “Long-Term Debt,” we are currently obligated to settle the principal amount of the 2021 Notes in cash upon conversion and as a result, only the amounts payable in excess of the principal amounts of the 2021 Notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance. We adopted this standard on a prospective basis for the annual and interim periods beginning February 1, 2023. The adoption of this standard did not have any impact on our consolidated financial statements as the ultimate impact is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed prior to the adoption date.

In August 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA establishes a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion and is effective for us in tax years beginning after December 31, 2022. We were not subject to the corporate minimum tax for the year ended January 31, 2024. In addition, the IRA also introduced a nondeductible 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. During the year ended January 31, 2024, the calculated excise tax was $0.8 million and was recognized as part of the cost basis of shares acquired in our consolidated statement of stockholders' equity. We do not expect taxes due on future repurchases of our shares to have a material effect on our business.

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

New Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require public companies to report incremental segment information on an annual and interim basis, including enhanced disclosures of significant segment expenses included within each reported measure of segment profit or loss. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require greater disaggregation of a reporting entity’s effective tax rate reconciliation as well as income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

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

4) Allocate the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct goods or services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, we must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. We allocate the variable amount to one or more distinct performance obligations but not all or to one or more distinct services that form a part of a single performance obligation, when the payment terms of the variable amount relate solely to our efforts to satisfy that distinct performance obligation and it results in an allocation that is consistent with the overall allocation objective of the revenue standard. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. We determine standalone selling price (“SSP”) based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions, including geographic or regional specific factors, competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation. In addition, variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP are excluded from the transaction price in accordance with the revenue guidance.

5) Recognize revenue when (or as) the entity satisfies a performance obligation
We satisfy performance obligations either over time or at a point in time depending on the nature of the underlying promise. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. In the case of contracts that include customer acceptance criteria, revenue is not recognized until we can objectively conclude that the product or service meets the agreed-upon specifications in the contract. Revenue related to sales- or usage-based royalties are recognized when the associated sales occur, and relevant thresholds are met. For royalty arrangements that include fixed considerations related to a minimum guarantee from a customer, the fixed consideration allocated to the license is recognized when the control of the license passes to the customer.

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

Our bundled SaaS contracts are typically comprised of a right to access our software, maintenance, hosting fees and standard managed services. We do not provide the customer with the contractual right to take possession of the software at any time during the hosting period under these contracts. The customer can only benefit from the SaaS license, maintenance and standard managed services when combined with the hosting service as the hosting service is the only way for the customer to access the software and benefit from the maintenance and managed services. Accordingly, each of the license, maintenance, hosting and standard managed services is not considered a distinct performance obligation in the context of the contract, and are combined into a single performance obligation (“bundled SaaS services”) and recognized ratably over the contract period. Our bundled SaaS customer contracts can consist of fixed, variable, and usage-based fees. Typically, we invoice fees on an annual basis at the outset of the contract, though quarterly or monthly billing terms are included in certain contracts. Certain bundled SaaS contracts include a nonrefundable upfront fee for setup services, which are not distinct from the bundled SaaS services. Non-distinct setup services represent an advanced payment for future bundled SaaS services, and are recognized as revenue when those bundled SaaS services are satisfied, unless the nonrefundable fee is considered to be a material right, in which case the nonrefundable fee is recognized over the expected benefit period, which includes anticipated renewals. We determine SSP for our bundled SaaS services based on the price at which the performance obligation is sold separately, which is observable through past renewal transactions. We satisfy our bundled SaaS services by providing access to our software over time and processing transactions for usage-based contracts. For non-usage based fees, the period of time over which we perform is commensurate with the contract term because that is the period during which we have an obligation to provide the service. The performance obligation is recognized on a time elapsed basis, by day for which the services are provided.

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

Our patent license royalty agreements grant customers the right to use our intellectual property in their products for resale. Royalties are recognized as revenue in the period when the products containing our intellectual property are sold by the licensees to their customers. Differences between actual results and estimated amounts are adjusted in the following period as such sales are typically reported by the customer a month or quarter in arrears.

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

Customer support revenue is derived from providing remote technical support services, bug fixes and unspecified software updates and upgrades to customers on a when-and-if-available basis. Each of these performance obligations provide benefit to the customer on a standalone basis and are distinct in the context of the contract. Each of these distinct performance obligations represent a stand ready obligation to provide service to a customer, which is concurrently delivered and has the same pattern of transfer to the customer, which is why we account for these support services as a single performance obligation. We recognize support services ratably over the contractual term, which typically is one year for perpetual licenses and one to three years for unbundled SaaS arrangements. SSP for support services for perpetual licenses is developed based on standalone renewal contracts. SSP for support services included in unbundled SaaS arrangements is not directly observable and is estimated using information that may include market conditions and other observable inputs.

Our solutions are generally sold with a warranty of one year to three years for hardware and 90 days for software. These warranties do not represent an additional performance obligation as services beyond assuring that the software license and hardware comply with agreed-upon specifications are not provided.

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
◦Optional managed services revenue.
◦Support revenue, which consists of initial and renewal support on our perpetual licenses.
•Nonrecurring revenue primarily consists of our perpetual licenses, hardware, installation services, business advisory consulting and training services, and patent license royalties.

	Year Ended January 31,
(in thousands)	2024	2023	2022
Recurring revenue:
Bundled SaaS revenue	$250,526	$222,560	$183,035
Unbundled SaaS revenue	264,302	221,645	139,729
Total SaaS revenue	514,828	444,205	322,764
Optional managed services revenue	47,718	61,388	65,648
Support revenue	136,702	179,944	244,717
Total recurring revenue	699,248	685,537	633,129
Nonrecurring revenue:
Perpetual revenue	99,853	116,611	138,078
Professional services and other revenue	111,286	100,097	103,302
Total nonrecurring revenue	211,139	216,708	241,380
Total revenue	$910,387	$902,245	$874,509

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

	January 31,
(in thousands)	2024	2023
Accounts receivable, net	$190,461	$188,414
Contract assets, net	$66,913	$60,444
Long-term contract assets, net (included in other assets)	$31,379	$37,950
Contract liabilities	$254,437	$271,476
Long-term contract liabilities	$10,581	$18,047

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial for each of the years ended January 31, 2024, 2023, and 2022. We had two partners, both authorized global resellers of our solutions, that accounted for more than 10% of our aggregated accounts receivable and contract assets in recent years. Partner A accounted for approximately 14% and 15% of our aggregated accounts receivable and contract assets as of January 31, 2024 and 2023, respectively, and Partner B accounted for approximately 14% and 15% of our aggregated accounts receivable and contract assets as of January 31, 2024 and 2023, respectively. Credit losses related to these partners have historically been immaterial. During the years ended January 31, 2024 and 2023, we transferred $56.0 million and $43.2 million, respectively, to accounts receivable from contract assets recognized at the beginning of each period, as a result of the right to the transaction consideration becoming unconditional. We recognized $52.9 million and $69.9 million of contract assets during the years ended January 31, 2024 and 2023, respectively. Contract assets recognized during each year primarily related to multi-year unbundled SaaS contracts that are invoiced annually with license revenue recognized upfront.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the years ended

January 31, 2024 and 2023 from amounts included in contract liabilities at the beginning of each period was $252.7 million and $242.4 million, respectively.

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The majority of our arrangements are for periods of one to three years, although the contract term can extend up to five years.

We elected to exclude amounts of variable consideration attributable to sales- or usage-based royalties in exchange for a license of our IP from the remaining performance obligations. The timing and amount of revenue recognition for our remaining performance obligations are influenced by several factors, including seasonality, the timing of renewals, the timing of delivery of software licenses, the average length of the contract terms, and foreign currency exchange rates.

The following table provides information about when we expect to recognize our remaining performance obligations:

	January 31,
(in thousands)	2024	2023
Remaining performance obligations:
Expected to be recognized within 1 year	$464,600	$464,346
Expected to be recognized in more than 1 year	279,702	262,695
Total remaining performance obligations	$744,302	$727,041

Costs to Obtain and Fulfill Contracts

Total capitalized costs to obtain contracts were $57.8 million as of January 31, 2024, of which $2.7 million is included in prepaid expenses and other current assets and $55.1 million is included in other assets on our consolidated balance sheet. Total capitalized costs to obtain contracts were $58.6 million as of January 31, 2023, of which $3.7 million is included in prepaid expenses and other current assets and $54.9 million is included in other assets on our consolidated balance sheet. During the years ended January 31, 2024, 2023, and 2022, we expensed $34.2 million, $33.1 million and $33.1 million, respectively, of sales and agent commissions, which are included in selling, general and administrative expenses and there were no impairment losses recognized for these capitalized costs.

Total capitalized costs to fulfill contracts were $3.2 million as of January 31, 2024, of which $0.2 million is included in prepaid expenses and other current assets and $3.0 million is included in other assets on our consolidated balance sheet. Total capitalized costs to fulfill contracts were $5.1 million as of January 31, 2023, of which $0.2 million is included in prepaid expenses and other current assets and $4.9 million is included in other assets on our consolidated balance sheet. During each of the years ended January 31, 2024 and 2023, we amortized $3.0 million of contract fulfillment costs, and during the year ended January 31, 2022, we amortized $3.2 million of contract fulfillment costs.

3.NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands, except per share amounts)	2024	2023	2022
Net income	$39,634	$15,659	$15,651
Net income attributable to noncontrolling interests	1,024	761	1,238
Net income attributable to Verint Systems Inc.	38,610	14,898	14,413
Dividends on preferred stock	(20,800)	(20,800)	(18,922)
Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per common share	17,810	(5,902)	(4,509)
Dilutive effect of dividends on preferred stock	—	—	—

	Year Ended January 31,
(in thousands, except per share amounts)	2024	2023	2022
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$17,810	$(5,902)	$(4,509)

Weighted-average shares outstanding:
Basic	63,990	65,332	65,591
Dilutive effect of employee equity award plans	328	—	—
Dilutive effect of 2021 Notes	—	—	—
Dilutive effect of 2014 Notes	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—
Diluted	64,318	65,332	65,591

Net income (loss) income per common share attributable to Verint Systems Inc.:
Basic	$0.28	$(0.09)	$(0.07)
Diluted	$0.28	$(0.09)	$(0.07)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Common shares excluded from calculation:
Restricted and performance stock-based awards	1,840	2,120	1,580
2014 Notes	—	—	481
Warrants	—	—	117
Series A Preferred Stock	5,498	5,498	5,498
Series B Preferred Stock	3,980	3,980	3,282

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the year ended January 31, 2024, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes (as defined in Note 7, “Long-Term Debt”), to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes, Capped Calls, 2014 Notes, Note Hedges, and the Warrants appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net income (loss) per common share for the years ended January 31, 2024, 2023, and 2022, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2024 and 2023:

	January 31, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$155,504	$—	$—	$155,504
Money market funds	85,647	—	—	85,647
U.S. Treasury bills	249	—	—	249
Total cash and cash equivalents	$241,400	$—	$—	$241,400

Short-term investments:
Bank time deposits	$686	$—	$—	$686
Total short-term investments	$686	$—	$—	$686

	January 31, 2023
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$134,289	$—	$—	$134,289
Money market funds	96,941	—	—	96,941
Commercial paper	50,869	—	—	50,869
Total cash and cash equivalents	$282,099	$—	$—	$282,099

Short-term investments:
Bank time deposits	$697	$—	$—	$697
Total short-term investments	$697	$—	$—	$697

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the years ended January 31, 2024, 2023, and 2022, proceeds from maturities and sales of short-term investments were $4.1 million, $10.7 million, and $46.3 million, respectively.

5.BUSINESS COMBINATIONS, ASSET ACQUISITIONS, AND DIVESTITURES

Year Ended January 31, 2024

During the year ended January 31, 2024, we completed the acquisition of a provider of solutions for workforce scheduling automation, including three employees. This transaction resulted in increases to goodwill, customer relationships, and acquired technology intangible assets, but was not material to our consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

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

The combined consideration for these business combinations was approximately $38.4 million, including $26.1 million of combined cash paid at the closings, contingent consideration with an estimated fair value of $12.2 million, and purchase price adjustments of $0.1 million. The combined consideration was partially offset by $4.2 million of combined cash received in the acquisitions. The contingent consideration had a maximum payout amount of approximately $21.4 million, as of the respective acquisition dates, and is contingent upon the achievement of certain performance targets over periods extending through January 2026. Cash paid for these business combinations was funded by cash on hand.

The combined purchase prices were allocated to intangible assets, including the recognition of $6.0 million of developed technology, $4.2 million of customer relationships, and $0.1 million of trade names. The acquisitions resulted in the recognition of $25.6 million of goodwill, of which $5.1 million is deductible for income tax purposes and $20.5 million is not deductible. Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. The purchase price allocations for these acquisitions are final.

The combined transaction and related costs, consisting primarily of professional fees and integration expenses were $0.7 million and $1.1 million for the years ended January 31, 2024 and 2023, respectively. All transaction and related costs were expensed as incurred and are included in selling, general, and administrative expenses.

Revenue and net income (loss) attributable to these acquisitions for the years ended January 31, 2024 and 2023 were not material.

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

In connection with the purchase price allocation for Conversocial, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculated fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $3.4 million of current and long-term contract liabilities, representing the estimated fair value of undelivered performance obligations for which payment had been received, which was recognized as revenue as the underlying performance obligations were delivered. For undelivered performance obligations for which payment had not been received, we recorded a $1.2 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $0.7 million of which is included within prepaid expenses and other current assets and $0.5 million of which is included in other assets. We amortized this asset over the underlying delivery periods, which adjusted the revenue we recognized for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of Conversocial, consisting primarily of professional fees and integration expenses, were $0.1 million, $1.2 million, and $3.4 million for the years ended January 31, 2024, 2023, and 2022, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and net income (loss) attributable to Conversocial included in our consolidated statement of operations for the years ended January 31, 2024, 2023, and 2022 were not material.

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

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2024 was not material to our historical consolidated operating results and is therefore not presented.

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

For the year ended January 31, 2024, we recorded a benefit of $3.0 million, and for the years ended January 31, 2023 and 2022, we recorded charges of $0.2 million and $0.9 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $7.3 million at January 31, 2024, of which $4.5 million was recorded within accrued expenses and other current liabilities, and $2.8 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $4.9 million, $7.5 million, and $9.6 million for the years ended January 31, 2024, 2023, and 2022, respectively.

Asset Acquisition

In July 2023, we entered into an agreement to acquire source code that qualifies as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. The agreement also stipulates the establishment of additional milestone payments totaling $3.0 million, of which $2.0 million was deposited into a third-party escrow account in connection with the closing of the transaction. These milestone payments are contingent upon the successful delivery of the source code and the attainment of specific developmental objectives within twelve months and will be reduced by any amounts paid under a separate transition services agreement entered into by the parties. During the year ended January 31, 2024, we made $1.8 million in milestone payments to the seller, of which $0.8 million was released from the escrow account upon the achievement of certain source code delivery and integration milestones. The remaining $1.2 million of milestone payments remains in the third-party escrow account, is classified as restricted cash, and is included in prepaid expenses and other current assets on our consolidated balance sheet as of January 31, 2024.

The transaction also provides for additional consideration that is contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, with a minimum of $2.0 million guaranteed over the period, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable.

Divestitures

On January 31, 2024, we completed the sale of a services business for manual quality managed services. We sold the business to the former managers, who were our employees. Today, our platform includes an AI-powered solution for automating the quality monitoring process. We expect our customers to adopt AI over time and believe that a people centric managed services offering is no longer core to our offering.

We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. We recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss and divestiture-related expenses were not material. As part of the transaction, we divested $6.5 million of cash, most of which was intended as reimbursement for certain liabilities assumed by the buyer, as well as $1.0 million of tangible net assets, $0.5 million of intangible assets, and $6.8 million of goodwill. The divested services business generated $25.2 million, $33.2 million, and $34.7 million of revenues during the years ended January 31, 2024, 2023, and 2022, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction.

In March 2023, we completed the sale of an insignificant product line that we inherited as part of a legacy acquisition and that no longer fit with our current business priorities or strategic direction. The total consideration for the sale was $0.7 million, which is payable to us in three equal installments through March 2025, the first installment of which was received in July 2023. The transaction reduced goodwill by $0.3 million and intangible assets by $0.2 million and resulted in a gain of approximately $0.2 million.

These divestitures did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest these businesses did not represent a strategic shift that would have a major effect on our operations and financial results.

6.INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and intangible assets of the businesses we divested which were removed from our consolidated balance sheets, consisted of the following as of January 31, 2024 and 2023:

	January 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$455,184	$(412,587)	$42,597
Acquired technology	231,815	(217,006)	14,809
Trade names	3,727	(3,667)	60
Distribution network	2,440	(2,440)	—
Total intangible assets	$693,166	$(635,700)	$57,466

	January 31, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$458,013	$(390,113)	$67,900
Acquired technology	229,317	(212,065)	17,252
Trade names	4,479	(4,359)	120
Distribution network	2,440	(2,440)	—
Total intangible assets	$694,249	$(608,977)	$85,272

Total amortization expense recorded for acquisition-related intangible assets was $32.5 million, $39.4 million, and $46.8 million for the years ended January 31, 2024, 2023, and 2022, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2025	$17,217
2026	16,367
2027	12,587
2028	7,744
2029	2,837
Thereafter	714
Total	$57,466

There were no material impairments for the years ended January 31, 2024 and 2023. We recorded $0.4 million of impairments for certain acquired trade names, which was included within selling, general and administrative expenses for the year ended January 31, 2022.

Goodwill activity for the years ended January 31, 2024, and 2023 was as follows:

(in thousands)	Total
Year Ended January 31, 2023:
Goodwill, gross, at January 31, 2022	$1,409,464
Accumulated impairment losses through January 31, 2022	(56,043)
Goodwill, net, at January 31, 2022	1,353,421
Business combinations, including adjustments to prior period acquisitions	25,239
Foreign currency translation and other	(31,447)
Goodwill, net, at January 31, 2023	$1,347,213

Year Ended January 31, 2024:
Goodwill, gross, at January 31, 2023	$1,403,256
Accumulated impairment losses through January 31, 2023	(56,043)
Goodwill, net, at January 31, 2023	1,347,213
Business combinations, including adjustments to prior period acquisitions	2,409
Divested businesses	(7,120)
Foreign currency translation	10,213
Goodwill, net, at January 31, 2024	$1,352,715

Balance at January 31, 2024
Goodwill, gross, at January 31, 2024	$1,408,758
Accumulated impairment losses through January 31, 2024	(56,043)
Goodwill, net, at January 31, 2024	$1,352,715

For purposes of reviewing for potential goodwill impairment, as of January 31, 2024, we had one reporting unit. Based on our November 1, 2023 and 2022 quantitative goodwill impairment reviews, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying value.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2024 and 2023.

No goodwill impairment was identified for the years ended January 31, 2024, 2023, and 2022.

7.LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
2021 Notes	$315,000	$315,000
Revolving Credit Facility	100,000	—
Term Loan	—	100,000
Less: unamortized debt discounts and issuance costs	(4,035)	(6,092)
Total debt	410,965	408,908
Less: current maturities	—	—
Long-term debt	$410,965	$408,908

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2024, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at January 31, 2024.

Based on the closing market price of our common stock on January 31, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

2014 Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes, with a maturity date of June 1, 2021 (the “2014 Notes”). Net proceeds from the 2014 Notes after underwriting discounts were $391.9 million. The 2014 Notes were unsecured and paid interest in cash semiannually in arrears at a rate of 1.50% per annum.
During the year ended January 31, 2021, we repurchased $13.1 million principal amount of the 2014 Notes (the “Repurchased 2014 Notes”) in open market transactions for an aggregate of $13.0 million in cash.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2024, no Capped Calls have been exercised.

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
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we had the right to acquire from the counterparties up to approximately 9,865,000 shares of our common stock at a price of $40.55, which was equal to the adjusted conversion price of the 2014 Notes as a result of the Spin-Off. The Note Hedges were intended to reduce our exposure to potential dilution upon conversion of the 2014 Notes. We paid $60.8 million for the Note Hedges, which was recorded as a charge to additional paid-in capital. Our exercise rights under the Note Hedges were automatically triggered upon conversion of any 2014 Notes and the Note Hedges otherwise terminated upon maturity of the 2014 Notes on June 1, 2021. In connection with the maturity of the 2014 Notes on June 1, 2021, we received approximately 1,250,000 shares of our common stock from the counterparties under the Note Hedges, which offset the dilution resulting from the stock settlement of the conversion premium on the 2014 Notes as the market value per share of our common stock, as measured under the terms of the Note Hedges, was greater than the strike price of the Note Hedges.
The Repurchased 2014 Notes as described above did not change the number of common shares subject to the Note Hedges as the counterparties agreed that the options under the Note Hedges remained outstanding notwithstanding such repurchase. Upon maturity of the 2014 Notes, we received approximately 42,000 shares of our common stock from the counterparties to the Note Hedges as reimbursement for the in-the-money portion of the Repurchased 2014 Notes.
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
Credit Agreement
On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, 2021 and 2023, as further described below (as amended, the “Credit Agreement”).

The Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan that was scheduled to mature on June 29, 2024 (the “Term Loan”) prior to being repaid by us in full, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”) and is subject to increase and reduction from time to time according to the terms of the Credit Agreement. The majority of the proceeds from the Term Loan were used to repay all outstanding term loans under our prior credit agreement.

Optional prepayments of loans under the Credit Agreement are generally permitted without premium or penalty. During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility, along with $0.5 million of accrued interest thereon. As a result, $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan were written off and are included within interest expense in our consolidated statement of operations for the year ended January 31, 2024.

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

Borrowings outstanding under the Revolving Credit Facility were $100.0 million at January 31, 2024, which is included in long-term debt on our consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). As of January 31, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.95%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of term loans, if any.

Our obligations under the Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement. We were in compliance with all of the financial covenants of the Credit Agreement as of January 31, 2024.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes, the 2014 Notes, and on borrowings under our Credit Agreement for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
2021 Notes:
Interest expense at 0.25% coupon rate	$788	$787	$639
Amortization of deferred debt issuance costs	1,776	1,762	1,416
Total Interest Expense — 2021 Notes	$2,564	$2,549	$2,055

2014 Notes:
Interest expense at 1.50% coupon rate	$—	$—	$1,933
Amortization of deferred debt issuance costs	—	—	522
Total Interest Expense — 2014 Notes	$—	$—	$2,455

Borrowings under Credit Agreement:
Interest expense at contractual rates	$6,896	$4,114	$3,366
Impact of interest rate swap agreement	—	—	1,014
Amortization of debt discounts	5	19	18
Amortization of deferred debt issuance costs	739	863	930
Losses on early retirements of debt	237	—	—
Total Interest Expense — Borrowings under Credit Agreement	$7,877	$4,996	$5,328

Please refer to Note 13, “Derivative Financial Instruments” for information regarding our interest rate swap.

8.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
Raw materials	$4,402	$3,325
Work-in-process	69	40
Finished goods	9,738	9,263
Total inventories	$14,209	$12,628

Property and equipment, net consisted of the following as of January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
Land and buildings	$779	$820
Leasehold improvements	11,837	15,026
Software	56,203	73,569
Equipment, furniture, and other	28,505	41,966
Total cost	97,324	131,381
Less: accumulated depreciation and amortization	(49,620)	(66,571)
Total property and equipment, net	$47,704	$64,810

Depreciation expense on property and equipment was $27.9 million, $18.6 million, and $20.7 million in the years ended January 31, 2024, 2023, and 2022, respectively.

Prepaid and other current assets consisted of the following as of January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
Prepaid expenses	$25,718	$23,766
Other current assets	25,614	27,257
CTI litigation settlement indemnification asset - current portion	4,750	11,250
Cloud computing implementation costs, net - current portion	3,423	598
Insurance recovery receivable	—	12,503
Total prepaid expenses and other current assets	$59,505	$75,374

Other assets consisted of the following as of January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
Deferred commissions	$54,757	$54,512
Long-term contract assets, net	31,379	37,950
Capitalized software development costs, net	25,319	23,527
Cloud computing implementation costs, net - long-term portion	6,579	2,591
Noncontrolling equity investments	5,146	5,146
Long-term deferred cost of revenue	3,026	4,951
Contingent consideration receivable - long-term portion	2,685	—
SAFE investment	1,700	—
CTI litigation settlement indemnification asset - long-term portion	—	4,750
Other	8,959	14,855
Total other assets	$139,550	$148,282

We expensed $1.5 million, $0.1 million, and $0.1 million of capitalized cloud computing implementation costs in the years ended January 31, 2024, 2023, and 2022, respectively. Accumulated amortization for these costs was $1.6 million and $0.1 million as of January 31, 2024 and 2023, respectively.

Accrued expenses and other current liabilities consisted of the following as of January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
Compensation and benefits, excluding bonus	$54,727	$53,460
Accrued bonus	25,816	20,306
Taxes other than income taxes	13,148	16,346
Preferred Stock dividends payable	10,400	10,400
Operating lease obligations - current portion	5,492	7,965
CTI litigation settlement liability - current portion	4,750	11,250
Contingent consideration - current portion	4,446	4,496
Income taxes	2,394	443
Professional and consulting fees	1,983	2,635
DOJ legal settlement liability	—	7,000
Other	14,277	21,643
Total accrued expenses and other current liabilities	$137,433	$155,944

Other liabilities consisted of the following as of January 31, 2024 and 2023:

	January 31
(in thousands)	2024	2023
Unrecognized tax benefits, including interest and penalties	$71,330	$52,887
Contingent consideration - long-term portion	2,815	8,221
Finance lease obligations - long-term portion	1,087	2,308
CTI litigation settlement liability - long-term portion	—	4,750
Other	833	466
Total other liabilities	$76,065	$68,632

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2024, 2023, and 2022 was as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Capitalized software development costs, net, beginning of year	$23,527	$22,483	$19,250
Software development costs capitalized during the year	9,623	7,595	7,560
Amortization of capitalized software development costs	(7,798)	(6,407)	(4,247)
Write-offs of capitalized software development costs	(136)	(6)	—
Foreign currency translation and other	103	(138)	(80)
Capitalized software development costs, net, end of year	$25,319	$23,527	$22,483

There were no material impairments of previously capitalized software development costs during the years ended January 31, 2024, 2023 and 2022.

Consolidated Statements of Operations

Other income (expense), net consisted of the following for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Foreign currency (losses) gains, net	$(439)	$3,453	$(1,644)
Losses on derivative financial instruments, net	—	—	(14,374)
Change in fair value of future tranche right	—	—	15,810
Other, net	(3,084)	(1,471)	5,435
Total other (expense) income, net	$(3,523)	$1,982	$5,227

Please refer to Note 9, “Convertible Preferred Stock” for additional information regarding the future tranche right.

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Cash paid for interest	$8,094	$4,661	$9,716
Cash payments of income taxes, net	$14,970	$15,886	$42,917
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations	$2,265	$12,184	$900
Preferred Stock dividends declared	$10,400	$10,400	$10,400
Finance leases of property and equipment	$579	$647	$4,041
Settlement of Future Tranche Right upon issuance of Series B Preferred Stock	$—	$—	$36,962
Retirement of treasury stock	$—	$106,146	$234,999
Settlement of convertible note premium with common stock	$—	$—	$59,131
Receipt of common stock from the counterparties under the Note Hedges	$—	$—	$59,651
Accrued but unpaid purchases of property and equipment	$371	$2,353	$750
Accrued but unpaid purchases of treasury stock	$—	$616	$—
Receivable in exchange for sale of divested businesses	$6,491	$—	$—
Excise tax on share repurchases	$754	$—	$—

9.CONVERTIBLE PREFERRED STOCK

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

For the year ended January 31, 2024, we paid $20.8 million of preferred stock dividends, $10.4 million of which was accrued as of January 31, 2023, and there were $12.1 million of cumulative unpaid preferred stock dividends at January 31, 2024, of which $10.4 million was declared and recorded within accrued expenses and other liabilities on our consolidated balance sheet as of January 31, 2024. We reflected $20.8 million, $20.8 million, and $18.9 million of preferred stock dividends in our consolidated results of operations, for purposes of computing net loss attributable to Verint Systems Inc. common shares, for the years ended January 31, 2024, 2023, and 2022, respectively.

Conversion

The Series A Preferred Stock was initially convertible into common stock at the election of the holder, subject to certain conditions, at an initial conversion price of $53.50 per share. The initial conversion price represented a conversion premium of 17.1% over the volume-weighted average price per share of our common stock over the 45 consecutive trading days immediately prior to December 4, 2019. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares, which occurred on February 1, 2021, and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20-day trading period following the Spin-Off. As of January 31, 2024, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.8 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.5%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”). As of January 31, 2024, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our consolidated balance sheets as of January 31, 2024 and 2023, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of January 31, 2024, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at January 31, 2024 plus accrued and unpaid dividends. As of January 31, 2024, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock were $6.1 million and $6.1 million, respectively.

Future Tranche Right

We determined that our obligation to issue and the Apax Investor’s obligation to purchase 200,000 shares of the Series B Preferred Stock in connection with the completion of the Spin-Off and the satisfaction of other customary closing conditions (the “Future Tranche Right”) met the definition of a freestanding financial instrument as the Future Tranche Right is legally detachable and separately exercisable from the Series A Preferred Stock. At issuance, we allocated a portion of the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at such time, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right was remeasured at fair value each reporting period until the settlement of the right (at the time of the issuance of the Series B Preferred Stock), and changes in its fair value were recognized as a non-cash charge or benefit within other income (expense), net in the consolidated statement of operations.

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

10.STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the years ended January 31, 2024, 2023, and 2022. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

No treasury stock remained outstanding at January 31, 2024 and 2023, respectively.

Stock Repurchase Programs

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares of our common stock for a cost of $124.4 million, including an excise tax of $0.8 million, under the current stock repurchase program, as well as approximately 1,000 shares to facilitate income tax withholding or payments as described above. During the year ended January 31, 2024, we retired all 4,125,000 shares of our common stock with a cost of $124.4 million, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares. Subsequent to January 31, 2024, through March 25, 2024, we repurchased approximately 463,000 shares of our common stock for $14.4 million under this program. Repurchases were financed with available cash in the United States. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.8 million was recognized as part of the cost basis of shares acquired in the consolidated statements of stockholders’ equity during the year ended January 31, 2024.

During the year ended January 31, 2023 we repurchased approximately 2,659,000 shares of our common stock for a cost of $129.6 million, which included $105.7 million of share repurchases under a prior authorized stock repurchase program, $23.5 million under the current stock repurchase program, as well as other repurchases to facilitate income tax withholding or payments as described above. During the year ended January 31, 2023, we retired all 2,659,000 shares of our common stock with a cost of $129.6 million, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of January 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.5%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the years ended January 31, 2024 and 2023:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2022	$(48)	$(118,467)	$(118,515)
Other comprehensive loss before reclassifications	(588)	(35,545)	(36,133)
Amounts reclassified out of accumulated other comprehensive loss	(549)	—	(549)
Net other comprehensive loss	(39)	(35,545)	(35,584)
Accumulated other comprehensive loss at January 31, 2023	(87)	(154,012)	(154,099)
Other comprehensive (loss) income before reclassifications	(329)	10,123	9,794
Amounts reclassified out of accumulated other comprehensive loss	(557)	—	(557)
Cumulative currency translation loss realized from divestiture	—	(786)	(786)
Net other comprehensive income	228	10,909	11,137
Accumulated other comprehensive income (loss) at January 31, 2024	$141	$(143,103)	$(142,962)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the consolidated statements of operations, with presentation location, for the years ended January 31, 2024, 2023, and 2022 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2024	2023	2022
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$(7)	$(1)	$1	Cost of recurring revenue
	(59)	(60)	24	Cost of nonrecurring revenue
	(416)	(392)	142	Research and development, net
	(194)	(207)	65	Selling, general and administrative
	(676)	(660)	232	Total, before income taxes
	119	111	(39)	Provision for income taxes
	$(557)	$(549)	$193	Total, net of income taxes

Interest rate swap agreement	$—	$—	$(1,014)	Interest expense
	—	—	(15,655)	Other income (expense), net
	—	—	(16,669)	Total, before income taxes
	—	—	3,638	Benefit from income taxes
	$—	$—	$(13,031)	Total, net of income taxes

Foreign currency translation loss:	$(786)	$—	$—	Selling, general and administrative
	—	—	—	Provision for income taxes
	$(786)	$—	$—	Total, net of income taxes

11.INCOME TAXES

The components of income before provision for income taxes for the years ended January 31, 2024, 2023, and 2022 were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Domestic	$(13,507)	$(6,676)	$(12,492)
Foreign	74,779	61,438	51,996
Total income before provision for income taxes	$61,272	$54,762	$39,504

The provision for income taxes for the years ended January 31, 2024, 2023, and 2022 consisted of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Current provision for income taxes:
Federal	$20,128	$30,637	$3,215
State	2,784	2,733	1,121
Foreign	16,365	15,277	30,840
Total current provision for income taxes	39,277	48,647	35,176
Deferred (benefit from) provision for income taxes:
Federal	(17,086)	(8,010)	6,714
State	(133)	(699)	255
Foreign	(420)	(835)	(18,292)
Total deferred benefit from income taxes	(17,639)	(9,544)	(11,323)
Total provision for income taxes	$21,638	$39,103	$23,853

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before provision for income taxes for the years ended January 31, 2024, 2023, and 2022 was as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at the U.S. federal statutory rate	$12,867	$11,499	$8,296
State income tax (benefit) provision	(695)	2,617	(1,238)
Foreign tax rate differential	6,556	3,244	6,262
Tax incentives	(5,403)	(3,779)	(6,378)
Valuation allowances	8,464	(292)	2,616
Stock-based and other compensation	5,612	3,347	897
Litigation and other non-deductible expenses	(475)	1,770	(238)
Tax credits	(17,012)	321	117
Tax contingencies	(1,597)	2,333	2,108
Change in fair value of future tranche right	—	—	(3,320)
Tax effects of business divestiture	(1,372)	—	—
Changes in tax laws	89	9	1,552
U.S. tax effects of foreign operations	14,903	18,642	13,480
Other, net	(299)	(608)	(301)
Total provision for income taxes	$21,638	$39,103	$23,853
Effective income tax rate	35.3%	71.4%	60.4%

The January 31, 2024 tax credits benefit of $17.0 million includes a benefit of $14.3 million related to the generation of research tax credits.

Our operations in Israel qualify for an alternative tax incentive program known as a Preferred Technological Enterprise (“PTE”). Pursuant to Amendment 73 to the Investment Law adopted in 2017, a company located in the Center of Israel that meets the conditions for PTE is subject to a 12% tax rate on eligible income. Income not eligible for PTE benefits is taxed at the regular corporate rate of 23%, excluding income derived from manufacturing activity which is entitled to tax benefits according to the “Preferred Enterprise” regime. Income eligible for tax benefits under the Preferred Enterprise regime is taxed at 16%.

In total, tax incentives decreased our effective tax rate by 8.8%, 6.9%, and 16.1% for the years ended January 31, 2024, 2023, and 2022, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
Deferred tax assets:
Accrued expenses	$2,843	$4,506
Operating lease liabilities	6,054	7,974
Loss carryforwards	23,171	20,483
Tax credits	14,241	5,408
Stock-based and other compensation	5,593	3,963
Capitalized research and development expenses	31,530	18,669
Other, net	1,193	995
Total deferred tax assets	84,625	61,998
Deferred tax liabilities:
Prepaid expenses	(2,497)	(2,600)
Depreciation of property and equipment	(1,931)	(2,732)
Deferred cost of revenue	(8,810)	(9,707)
Goodwill and other intangible assets	(19,252)	(20,607)
Unremitted earnings of foreign subsidiaries	(3,137)	(1,784)
Operating lease right-of-use assets	(3,965)	(5,241)
Total deferred tax liabilities	(39,592)	(42,671)
Valuation allowance	(28,891)	(20,357)
Net deferred tax assets (liabilities)	$16,142	$(1,030)

Recorded as:
Deferred tax assets	$25,697	$10,719
Deferred tax liabilities	(9,555)	(11,749)
Net deferred tax assets (liabilities)	$16,142	$(1,030)

As required by the 2017 Tax Cuts and Jobs Act, effective February 1, 2022 certain research and development expenditures were capitalized and amortized for U.S. income tax purposes. These expenditures are the primary component of the capitalized research and development deferred tax asset.

At January 31, 2024, we had U.S. federal NOL carryforwards of approximately $55.4 million. Except for $11.1 million of NOLs that can be carried forward indefinitely, these loss carryforwards expire in various years ending from January 31, 2025 to January 31, 2037. We had state NOL carryforwards of approximately $164.0 million. Except for $5.0 million of NOLs that can be carried forward indefinitely, those loss carryforwards expire in various years ending from January 31, 2025 to January 31, 2042. We had foreign NOL carryforwards of approximately $20.9 million. At January 31, 2024, all but $0.5 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $18.0 million at January 31, 2024, the utilization of which is subject to limitation. At January 31, 2024, approximately $5.1 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $12.9 million expires in various years ending from January 31, 2028 to January 31, 2043.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2024, and withholding taxes of $3.1 million accrued as of January 31, 2024 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in certain state and foreign jurisdictions. We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal. We have recorded valuation allowances in the amounts of $28.9 million and $20.4 million at January 31, 2024 and 2023, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2024 and 2023:

	Year Ended January 31,
(in thousands)	2024	2023
Valuation allowance, beginning of year	$(20,357)	$(20,711)
Income tax (provision) benefit	(8,464)	292
Currency translation adjustment and other	(70)	62
Valuation allowance, end of year	$(28,891)	$(20,357)

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

For the years ended January 31, 2024, 2023, and 2022, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Gross unrecognized tax benefits, beginning of year	$87,928	$84,229	$84,847
Increases related to tax positions taken during the current year	853	645	672
Increases related to tax positions taken during prior years	1,598	4,260	430
(Decreases) increases related to foreign currency exchange rates	(174)	(404)	45
Reductions for tax positions of prior years	(843)	(84)	(152)
Lapses of statutes of limitations	(6,098)	(718)	(1,613)
Gross unrecognized tax benefits, end of year	$83,264	$87,928	$84,229

During the fourth quarter of the year ended January 31, 2023, we identified and recorded a $4.7 million out-of-period adjustment related to uncertain tax positions associated with Cognyte in fiscal years prior to the Spin-Off. We recorded a corresponding indemnification asset, within other assets in our consolidated balance sheet, as we are indemnified by Cognyte under the Tax Matters Agreement for this uncertain tax position. We also recorded a $5.7 million adjustment to increase additional paid-in capital and accumulated deficit in stockholders’ equity during the fourth quarter of the year ended January 31, 2023 in connection with this adjustment. The impact of these adjustments was not material, individually or in the aggregate, to any of our previously issued consolidated financial statements. During the fourth quarter of the year ended January 31, 2024, the uncertain tax positions associated with Cognyte, as well as the corresponding indemnification asset, were reversed due to the expiration of the statute of limitations.

We had unrecognized income tax benefits of $83.3 million (excluding interest and penalties) as of January 31, 2024, that, if recognized, would impact the effective income tax rate. We recorded $1.4 million, $1.4 million, and $0.5 million of tax expense for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2024, 2023, and 2022, respectively. The accrued liability for interest and penalties was $6.4 million and $5.2 million at January 31, 2024 and 2023, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the consolidated statements of operations.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2021. In the United States, our federal returns are no longer subject to income tax examination for years prior to January 31, 2021. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which the carryforward is utilized.

As of January 31, 2024, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
United Kingdom	December 31, 2006, January 31, 2008
India	March 31, 2010 - March 31, 2013, March 31, 2017, March 31, 2020, March 31, 2022
Israel	January 31, 2019 - January 31, 2022
Brazil	December 31, 2018
Philippines	January 31, 2021 - January 31, 2023

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at January 31, 2024 could decrease by approximately $7.6 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 proposals. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for safe harbor rules.

12.FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2024 and 2023:

	January 31, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,647	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	249	—	—
Foreign currency forward contracts	—	183	—
Contingent consideration receivable	—	—	2,685
Total assets	$85,896	$183	$2,685
Liabilities:
Foreign currency forward contracts	$—	$11	$—
Contingent consideration — business combinations	—	3,750	3,511
Total liabilities	$—	$3,761	$3,511

	January 31, 2023
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$96,941	$—	$—
Commercial paper, classified as cash and cash equivalents	—	50,869	$—
Foreign currency forward contracts	—	19	—
Contingent consideration receivable	—	8	—
Total assets	$96,941	$50,896	$—
Liabilities:
Foreign currency forward contracts	$—	$124	$—
Contingent consideration — business combinations	—	—	12,717
Total liabilities	$—	$124	$12,717

On January 31, 2024, we completed the sale of a service business for manual quality managed services for no upfront cash consideration. We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The fair value of the contingent consideration receivable was $2.7 million as of January 31, 2024, which is included within other assets on our consolidated balance sheets.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2024 and 2023:

	Year Ended January 31,
(in thousands)	2024	2023
Fair value measurement, beginning of year	$12,717	$—
Contingent consideration liabilities recorded for business combinations	2,265	12,184
Changes in fair values, recorded in operating expenses	(3,043)	408
Payments of contingent consideration	(4,906)	—
Foreign currency translation and other	228	125
Transfer of contingent consideration liability to Level 2 of the fair value hierarchy	(3,750)	—
Fair value measurement, end of year	$3,511	$12,717

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

Fair Value Measurements

Money Market Funds and U.S. Treasury Bills- We value our money market funds and U.S. treasury bills using quoted active market prices for such instruments.

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

Contingent Consideration Assets and Liabilities - Business Combinations and Divestitures - The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 5.8% to 6.4%, with a weighted average discount rate of 6.2% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2024. We utilized discount rates ranging from 6.6% to 7.6%, with a weighted average discount rate of 6.9% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2023. We utilized discount rates ranging from 7.5% to 8.9%, with a weighted average discount rate of 7.8% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2024.

As of January 31, 2024, $3.8 million of the fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2024, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. There was no transfer between levels of the fair value measurement hierarchy during the year ended January 31, 2023.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at January 31, 2024. The estimated fair value of our Term Loan borrowing was approximately $100.0 million at January 31, 2023. On April 27, 2023, we repaid in full the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. We had no borrowings under our Revolving Credit Facility at January 31, 2023. The estimated fair values of the Term Loan borrowings were based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We considered these inputs to be within Level 3 of the fair value hierarchy because we could not reasonably observe activity in the limited market in which participation in our Term Loan was traded. The estimated fair value of borrowings under our Revolving Credit Facility is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at January 31, 2024 and 2023 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $281.0 million and $282.0 million at January 31, 2024 and 2023, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

In March 2023, we invested approximately $1.1 million in a privately-held company via a simple agreement for future equity (“SAFE”). In July 2023, we made a second SAFE investment of $0.5 million, and in January 2024, we made a third SAFE investment of $0.1 million for a total investment of approximately $1.7 million. The SAFE provides that, upon the completion by such company of a qualified equity financing, we will automatically receive the number of shares of capital stock of such company equal to the SAFE purchase amount divided by the Discount Price (as such term is defined in the SAFE). If there is a liquidity event affecting such company, such as a change in control or initial public offering, we will receive a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares of common stock of such company equal to the SAFE purchase amount divided by the Liquidity Price (as such term is defined in the SAFE). Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and is included within other assets on the consolidated balance sheets as of January 31, 2024.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million as of January 31, 2024 and 2023. These investments are included within other assets on the consolidated balance sheets. There were no observable price changes in our investments in privately-held companies during the years ended January 31, 2024 and 2023. We did not recognize any impairments during the years ended January 31, 2024 and 2023.

13.DERIVATIVE FINANCIAL INSTRUMENTS

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

We held outstanding foreign currency forward contracts with notional amounts of $6.3 million and $6.8 million as of January 31, 2024 and 2023, respectively.

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

On April 13, 2021, we paid $16.5 million to the counterparty to settle the 2018 Swap agreement prior to its June 2024 maturity. Upon settlement, we recorded an unrealized gain of $1.3 million in other income (expense), net to adjust the 2018 Swap to its fair value at settlement date and reclassified the remaining $15.7 million of pretax accumulated deferred losses from accumulated other comprehensive loss within stockholders’ equity to other income (expense), net in our consolidated statement of operations for the year ended January 31, 2022. The associated $3.7 million deferred tax asset was reclassified from accumulated other comprehensive loss and netted against income taxes receivable during the year ended January 31, 2022.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2024 and 2023 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2024	2023
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$183	$19
Total derivative assets		$183	$19

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$11	$124
Total derivative liabilities		$11	$124

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2024, 2023, and 2022 were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(399)	$(707)	$85
	$(399)	$(707)	$85
Net (losses) gains reclassified from AOCL to the consolidated statements of operations:
Foreign currency forward contracts	$(676)	$(660)	$232
Interest rate swap agreement	—	—	(16,669)
	$(676)	$(660)	$(16,437)

For information regarding the line item locations of the net (losses) gains on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at January 31, 2024 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2024, 2023, and 2022 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2024	2023	2022
Interest rate swap agreements	Other income (expense), net	$—	$—	$(14,374)
		$—	$—	$(14,374)

14.STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

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

The 2023 Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards, and performance compensation awards. Subject to adjustment as provided in the 2023 Plan, up to an aggregate of (i) 9,000,000 shares of our common stock plus (ii) 3,982,168 shares of our common stock available for issuance under the 2019 Plan as of June 22, 2023, plus (iii) the number of shares of our common stock that become available for issuance as a result of awards made under the 2019 Plan or the 2023 Plan that are forfeited, cancelled, exchanged, or that terminate or expire, may be issued or transferred in connection with awards under the 2023 Plan. Each stock option or stock-settled stock appreciation right granted under the 2023 Plan will reduce the available plan capacity by one share and each other award denominated in shares that is granted under the 2023 Plan will reduce the available plan capacity by 1.9 shares.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Component of income before provision for income taxes:
Cost of revenue - recurring	$2,114	$2,856	$1,999
Cost of revenue - nonrecurring	2,017	2,806	3,029
Research and development, net	11,918	12,576	7,565
Selling, general and administrative	51,550	57,876	52,672
Total stock-based compensation expense	67,599	76,114	65,265
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	11,580	12,368	10,615
Total stock-based compensation, net of taxes	$56,019	$63,746	$54,650

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Restricted stock units and restricted stock awards	$62,006	$68,258	$58,678
Stock bonus program and bonus share program	5,616	7,793	6,568
Total equity-settled awards	67,622	76,051	65,246
Phantom stock units (cash-settled awards)	(23)	63	19
Total stock-based compensation expense	$67,599	$76,114	$65,265

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

We recorded a $2.8 million net excess tax deficiency, and $0.6 million, and $2.5 million of net excess tax benefits resulting from our Stock Plans as a component of income tax expense for the years ended January 31, 2024, 2023, and 2022, respectively.

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

RSUs, PSUs, or phantom stock units that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such awards were insignificant at January 31, 2024, 2023, and 2022.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
	2024		2023		2022
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,230	$52.42	2,454	$42.99	2,950	$35.97
Granted	2,127	$35.68	1,743	$54.98	1,540	$48.01
Released	(1,433)	$46.12	(1,733)	$42.13	(1,800)	$36.14
Forfeited	(266)	$43.70	(234)	$48.86	(236)	$40.23
Ending balance	2,658	$43.29	2,230	$52.42	2,454	$42.99

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of January 31, 2024, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2024, 2023, and 2022 (these amounts are also included in the Award Activity Table above for 2024, 2023, and 2022):

	Year Ended January 31,
(in thousands)	2024	2023	2022
Beginning balance	532	547	743
Granted	277	278	212
Released	(230)	(279)	(381)
Forfeited	(47)	(14)	(27)
Ending balance	532	532	547

Excluding PSUs, we granted 1,850,000 RSUs during the year ended January 31, 2024.

As of January 31, 2024, there was approximately $75.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

We did not grant stock options during the years ended January 31, 2024, 2023, and 2022, and there was no activity from stock options awarded in prior periods during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2024, 2023, and 2022 was not significant.

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

For bonuses in respect of the year ended January 31, 2023, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15%, approved for awards under our stock bonus program. During the three months ended July 31, 2023, we issued approximately 27,000 shares under the stock bonus program and 178,000 shares under the bonus share program, in respect of the year ended January 31, 2023.

The following table summarizes activity under the stock bonus program during the years ended January 31, 2024, 2023, and 2022 in isolation from other share activity. As noted above, shares issued in a given fiscal year are in respect of the prior fiscal year’s program period. Also, as noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2024	2023	2022
Shares in lieu of cash bonus — granted and released (not included in the Award Activity Table above)	27	119	—
Shares in respect of discount (included in the Award Activity Table above):
Granted	—	12	—
Released	2	10	—

For bonuses in respect of the year ended January 31, 2024, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 shares of common stock, and a discount of 15%, approved for awards under our stock bonus program. Any shares earned under these programs for the performance period ended January 31, 2024 will be issued during the first half of the year ending January 31, 2025.

In March 2024, our board of directors approved up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2025. Any shares earned under these programs will be issued during the year ending January 31, 2026.

The combined accrued liabilities for the stock bonus program and the bonus share program were $5.8 million and $7.9 million at January 31, 2024 and 2023, respectively.

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

Our matching contribution expenses for our 401(k) Plan were $2.5 million, $2.7 million, and $2.6 million for the years ended January 31, 2024, 2023, and 2022, respectively.

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

Severance expenses for our Israeli employees for the years ended January 31, 2024, 2023, and 2022 were $1.7 million, $1.6 million, and $1.3 million, respectively.

15.LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 to 8 years. As of January 31, 2024 and 2023, assets recorded under finance leases were $8.4 million and $10.7 million, respectively. As of January 31, 2024 and 2023, accumulated depreciation associated with finance leases was $4.7 million and $4.9 million, respectively.

The components of lease expenses for the years ended January 31, 2024, 2023, and 2022 were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Operating lease expenses	$9,596	$16,301	$24,241
Finance lease expenses:
Amortization of right-of-use assets	2,481	3,057	3,223
Interest on lease liabilities	132	188	260
Total finance lease expenses	2,613	3,245	3,483
Variable lease expenses	2,829	6,318	6,344
Short-term lease expenses	148	774	1,055
Sublease income	(74)	(267)	(1,804)
Total lease expenses	$15,112	$26,371	$33,319

During the years ended January 31, 2024, 2023, and 2022, we exited certain leased offices primarily due to our workforce operating under a hybrid work model, under which the majority of our employees work from home on a full or part time basis, which resulted in the recognition of accelerated operating lease costs of $5.4 million, $8.3 million, and $9.8 million, respectively.

Other information related to leases was as follows:

	Year Ended January 31,
(dollars in thousands)	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,524	$21,261	$19,360
Operating cash flows from finance leases	132	187	260
Financing cash flows from finance leases	2,018	2,870	3,189
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,274	$19,490	$11,282
Finance leases	579	647	4,041
Weighted average remaining lease terms
Operating leases	8 years	7 years	3 years
Finance leases	2 years	2 years	3 years
Weighted average discount rates
Operating leases	6.8%	6.2%	4.8%
Finance leases	3.6%	3.6%	3.8%

Maturities of lease liabilities as of January 31, 2024 were as follows:

	January 31, 2024
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2025	$7,234	$1,472
2026	7,245	882
2027	6,161	182
2028	5,534	70
2029	4,838	—
Thereafter	18,601	—
Total future minimum lease payments	49,613	2,606
Less: imputed interest	(12,021)	(86)
Total	$37,592	$2,520

Reported as of January 31, 2024:
Accrued expenses and other current liabilities	$5,492	$1,433
Operating lease liabilities	32,100	—
Other liabilities	—	1,087
Total	$37,592	$2,520

As of January 31, 2024, there were no material operating leases or finance leases that have not yet commenced.

16.COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are typically fulfilled by our vendors within a relatively short time horizon. As of January 31, 2024, our unconditional purchase obligations totaled approximately $173.5 million.

Licenses and Royalties

We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities.

Historically, we have received non-refundable grants from the Israeli Innovation Authority (“IIA”) that funded a portion of our research and development expenditures. The Israeli law under which the IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal penalties. Funds received from the IIA were recorded as a reduction to research and development expenses and amounts received were not material during the years ended January 31, 2024, 2023 and 2022.

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2024, we had approximately $0.9 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2024, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

At the recommendation of the District Court, in June 2022, the parties conducted another round of mediation in New York. On July 10, 2022, the parties reached an agreement to settle the matter on terms set forth in a settlement agreement that was executed by all parties and submitted a motion for approval of the settlement agreement to the District Court. Under the terms of the settlement agreement, subject to full and final waiver, Mavenir Inc. and/or Comverse, Inc. and/or Mavenir Ltd. agreed to pay a total of $16.0 million (such amount to be paid in three phases as set forth in the settlement agreement) as compensation to the plaintiffs and members of the class. The compensation amount is comprehensive, final and absolute and includes within it all the amounts and expenses to be paid in connection with the settlement agreement. Under the terms of an associated guaranty agreement, Verint has guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors. On February 7, 2023, the District Court approved the settlement without material changes. As of January 31, 2024, the first two installments of the compensation amount had been paid by Mavenir, and the third and final installment of approximately $4.7 million was paid in March 2024.

Under the terms of the Separation and Distribution Agreement entered into between Verint and Cognyte, Cognyte has agreed to indemnify Verint for Cognyte’s share of any losses that Verint may suffer related to the foregoing legal actions either in its capacity as successor to CTI, to the extent not indemnified by Mavenir, or due to its former ownership of Cognyte and VSL.

As of January 31, 2024, we had a remaining liability of $4.7 million, which is included within accrued expenses and other current liabilities, and an offsetting indemnification receivable of $4.7 million, which is included in prepaid expenses and other current assets. There was no impact to our consolidated statement of operations.

Unfair Competition Litigation and Related Investigation

As previously disclosed, Verint Americas Inc., as successor to ForeSee Results, Inc. (“ForeSee”), was the defendant in two Eastern District of Michigan cases captioned ACSI LLC v. ForeSee Results, Inc., and CFI Group USA LLC v. Verint Americas Inc. The former case was filed on October 24, 2018 against ForeSee by American Customer Satisfaction Index, LLC (“ACSI LLC”) (Case No. 2:18-cv-13319) and alleged infringement of two federally registered trademarks and common law unfair competition under federal and state law. The latter case was filed on September 5, 2019 against Verint Americas Inc. (as successor in interest to ForeSee) by CFI Group USA LLC (“CFI”) (Case No. 2:19-cv-12602) and alleged unfair competition and false advertising under federal and state law, as well as tortious interference with contract. We believe that the claims asserted by the plaintiffs in these matters were without merit. Following the filing of the Eastern District of Michigan litigation, ForeSee filed affirmative litigation in the U.S. District Court for the District of Delaware (Case No. 1:21-cv-00674, Complaint filed on May 7, 2021) against ACSI LLC, CFI, Claes Fornell, and CFI Software LLC (the “Fornell Group”) asserting fraud and other claims against ACSI LLC, CFI, Fornell Group, and CFI Software for, among other things, their breach of a “Joinder and Waiver Agreement” entered into in connection with the December 2013 sale of ForeSee to its previous owner and misrepresentations in the associated deal documents. Verint acquired ForeSee in December 2018.

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

As of January 31, 2023 we recognized a $7.0 million legal settlement liability in respect of the USAO matter and a $3.5 million legal settlement liability in respect of the ACSI and CFI matters within accrued expenses and other current liabilities, and a corresponding insurance recovery receivable in prepaid expenses and other current assets on our consolidated balance sheets. These loss accruals and insurance recoveries were offset within selling, general and administrative expenses in our consolidated statements of operations for the year ended January 31, 2023, resulting in no impact on our consolidated statements of operations.

The incremental settlement costs of $5.5 million related to the ACSI and CFI matters as a result of the settlement described above is included within selling, general and administrative expenses in our consolidated statement of operations for the year ended January 31, 2024. We reached a final settlement with one of our insurance carriers for a total cumulative insurance recovery of $14.5 million for the losses we incurred related to these actions, which offset settlement and legal expenses during the year ended January 31, 2023. We collected $2.0 million during the year ended January 31, 2023 and $12.5 million was collected in April 2023.

We are a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of any such current matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

17.SEGMENT, GEOGRAPHIC, AND SIGNIFICANT CUSTOMER INFORMATION

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

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Americas:
United States	$580,124	$572,837	$552,680
Other	62,826	56,557	48,043
Total Americas	642,950	629,394	600,723
EMEA:
United Kingdom	101,990	99,360	100,606
Other	73,641	82,680	79,560
Total EMEA	175,631	182,040	180,166
APAC	91,806	90,811	93,620
Total revenue	$910,387	$902,245	$874,509

Our long-lived assets primarily consist of net property and equipment, operating lease right-of-use assets, goodwill and other intangible assets, and deferred income taxes. We believe that our tangible long-lived assets, which consist of our net property and equipment, are exposed to greater geographic area risks and uncertainties than intangible assets, operating lease right-of-use assets, and long-term cost deferrals, because these tangible assets are difficult to move and are relatively illiquid.

Property and equipment, net by geographic area consisted of the following as of January 31, 2024 and 2023:

	January 31,
(in thousands)	2024	2023
United States	$34,818	$50,917
United Kingdom	5,797	7,244
Other countries	7,089	6,649
Total property and equipment, net	$47,704	$64,810

Significant Customers

No end-customer or partner represented more than 10% of our total revenue during the years ended January 31, 2024, 2023, and 2022.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2024. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2024. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2024, of the Company and our report dated March 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 27, 2024

Item 9B. Other Information

During the three months ended January 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Proposal No. 1 - Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2024 (the “2024 Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2024.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (3)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)

Equity compensation plans approved by security holders	2,657,549	$—	12,104,936	(2)
Equity compensation plans not approved by security holders	—		—

Total	2,657,549		12,104,936

(1) All of the awards outstanding under Verint’s equity compensation plans as of January 31, 2024 carry no exercise price.

(2) Consists of shares that may be issued pursuant to future awards under the Verint Systems Inc. 2023 Long-Term Stock Incentive Plan (the “2023 Plan”). The 2023 Plan uses a fungible ratio such that each option or stock-settled stock appreciation right granted under the 2023 Plan will reduce the plan capacity by one share and each other award denominated in shares that is granted under the 2023 Plan will reduce the available capacity by 1.9 shares.

(3) Performance-based awards are included at the target vesting level.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2024 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.3	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of November 21, 2023)	Form 8-K filed on November 28, 2023
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
3.4	First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 7, 2020
3.5	Certificate of Amendment to First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on December 10, 2020
3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Perpetual Preferred Stock	Form 8-K filed on April 6. 2021
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form 10-Q filed on September 7, 2022
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Description of Verint Systems Inc. Capital Stock	Form 10-K filed on March 31, 2020
4.3	Indenture, dated as of April 9, 2021, by and between Verint Systems Inc. and Wilmington Trust, National Association, as trustee	Form 8-K filed on April 9, 2021
4.4	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	Form 8-K filed on April 9, 2021

Number	Description	Filed Herewith / Incorporated by Reference from

4.5	Form of Capped Call Confirmation	Form 8-K filed on April 9, 2021
10.1	Form of Indemnification Agreement	Form 10-Q filed on December 6, 2018
10.2	Verint Systems Inc. 2019 Long-Term Stock Incentive Plan	Form 8-K filed on June 24, 2019
10.3	Verint Systems Inc. 2023 Long-Term Stock Incentive Plan	Form 8-K filed on June 23, 2023
10.4	Verint Systems Inc. Stock Bonus Program**	Filed herewith
10.5	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.6	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to July 2020**	Form 10-Q filed on September 9, 2020
10.7	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Form 10-K filed on March 31, 2021
10.8	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2021**	Form 10-K filed on March 31, 2021
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Form 10-K filed on March 29, 2022
10.10	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Form 10-K filed on March 29, 2022
10.11	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2024**	Filed herewith
10.12	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2024**	Filed herewith
10.13	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.14
First Amendment, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.15
Second Amendment, dated June 8, 2020, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on June 9, 2020
10.16
Third Amendment, dated April 9, 2021, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent*
Form 8-K filed on April 9, 2021
10.17
Fourth Amendment, dated May 10, 2023, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on May 16, 2023
10.18	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.19	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.20	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.21	Employment Agreement, dated as of December 20, 2022, between Verint Systems Inc. and Grant Highlander**	Form 8-K/A filed on December 20, 2022
10.22	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ended January 31, 2022 and Subsequent**	Form 10-K filed on March 31, 2021
10.23	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002

Number	Description	Filed Herewith / Incorporated by Reference from

10.24	Investment Agreement, dated December 4, 2019, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K/A filed on December 5, 2019
10.25	Registration Rights Agreement, dated May 7, 2020, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K filed on May 7, 2020
10.26	Separation and Distribution Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.27	Tax Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.28	Employee Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.29	Transition Services Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.30	Intellectual Property Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.31	Trademark Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

March 27, 2024	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 27, 2024	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 27, 2024
Dan Bodner	(Principal Executive Officer)

/s/ Grant Highlander	Chief Financial Officer	March 27, 2024
Grant Highlander	(Principal Financial Officer and Principal Accounting Officer)

/s/ Linda Crawford	Director	March 27, 2024
Linda Crawford

/s/ John Egan	Director	March 27, 2024
John Egan

/s/ Reid French, Jr.	Director	March 27, 2024
Reid French, Jr.

/s/ Stephen Gold	Director	March 27, 2024
Stephen Gold

/s/ William Kurtz	Director	March 27, 2024
William Kurtz

/s/ Andrew Miller	Director	March 27, 2024
Andrew Miller

/s/ Richard Nottenburg	Director	March 27, 2024
Richard Nottenburg

/s/ Kristen Robinson	Director	March 27, 2024
Kristen Robinson

/s/ Yvette Smith	Director	March 27, 2024
Yvette Smith

/s/ Jason Wright	Director	March 27, 2024
Jason Wright