Form 10-Q
period 2024-04-30
VERINT SYSTEMS INC
filed 2024-06-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2024
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

225 Broadhollow Road
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

There were 61,776,686 shares of the registrant’s common stock outstanding on May 15, 2024.

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
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2024. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2024	2024
Assets
Current Assets:
Cash and cash equivalents	$236,592	$241,400
Short-term investments	785	686
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.2 million, respectively	155,903	190,461
Contract assets, net	71,490	66,913
Inventories	16,589	14,209
Prepaid expenses and other current assets	48,775	59,505
Total current assets	530,134	573,174
Property and equipment, net	48,689	47,704
Operating lease right-of-use assets	28,836	30,118
Goodwill	1,354,933	1,352,715
Intangible assets, net	58,450	57,466
Other assets	168,970	165,247
Total assets	$2,190,012	$2,226,424

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$29,327	$26,301
Accrued expenses and other current liabilities	122,391	137,433
Contract liabilities	242,478	254,437
Total current liabilities	394,196	418,171
Long-term debt	411,365	410,965
Long-term contract liabilities	9,394	10,581
Operating lease liabilities	30,933	32,100
Other liabilities	88,892	85,620
Total liabilities	934,780	957,437
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at April 30, 2024 and January 31, 2024, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively; aggregate liquidation preference and redemption value of $203,467 and $206,067 at April 30, 2024 and January 31, 2024, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 61,914,000 and 62,738,000 shares; outstanding 61,914,000 and 62,738,000 shares at April 30, 2024 and January 31, 2024, respectively.	62	63
Additional paid-in capital	958,062	979,671
Retained earnings (accumulated deficit)	8,518	(6,723)
Accumulated other comprehensive loss	(150,241)	(142,962)
Total Verint Systems Inc. stockholders' equity	816,401	830,049
Noncontrolling interest	2,510	2,617
Total stockholders' equity	818,911	832,666
Total liabilities, temporary equity, and stockholders' equity	$2,190,012	$2,226,424

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2024	2023
Revenue:
Recurring	$173,528	$166,439
Nonrecurring	47,749	50,127
Total revenue	221,277	216,566
Cost of revenue:
Recurring	35,923	39,643
Nonrecurring	26,480	26,795
Amortization of acquired technology	1,358	1,965
Total cost of revenue	63,761	68,403
Gross profit	157,516	148,163
Operating expenses:
Research and development, net	36,730	31,782
Selling, general and administrative	93,276	101,279
Amortization of other acquired intangible assets	3,065	6,330
Total operating expenses	133,071	139,391
Operating income	24,445	8,772
Other income (expense), net:
Interest income	1,978	1,982
Interest expense	(2,591)	(2,781)
Other (expense) income, net	(498)	24
Total other expense, net	(1,111)	(775)
Income before provision for income taxes	23,334	7,997
Provision for income taxes	7,955	4,363
Net income	15,379	3,634
Net income attributable to noncontrolling interests	138	339
Net income attributable to Verint Systems Inc.	15,241	3,295
Dividends on preferred stock	(5,200)	(5,200)
Net income (loss) attributable to Verint Systems Inc. common shares	$10,041	$(1,905)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.16	$(0.03)
Diluted	$0.16	$(0.03)

Weighted-average common shares outstanding:
Basic	62,335	64,940
Diluted	62,845	64,940

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2024	2023
Net income	$15,379	$3,634
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(7,060)	8,612
Net decrease from foreign exchange contracts designated as hedges	(266)	(123)
Benefit from income taxes on net decrease from foreign exchange contracts designated as hedges	47	21
Other comprehensive (loss) income	(7,279)	8,510
Comprehensive income	8,100	12,144
Comprehensive income attributable to noncontrolling interests	138	339
Comprehensive income attributable to Verint Systems Inc.	$7,962	$11,805

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital		(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock				Non-controlling Interests
Balances as of January 31, 2024	62,738	$63	$979,671	$—	$(6,723)	$(142,962)	$830,049	$2,617	$832,666
Net income	—	—	—	—	15,241	—	15,241	138	15,379
Other comprehensive loss	—	—	—	—	—	(7,279)	(7,279)	—	(7,279)
Stock-based compensation — equity-classified awards	—	—	16,508	—	—	—	16,508	—	16,508
Common stock issued for stock awards and stock bonuses	410	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,234)	(1)	(38,117)	—	—	—	(38,118)	—	(38,118)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2024	61,914	$62	$958,062	$—	$8,518	$(150,241)	$816,401	$2,510	$818,911

Balances as of January 31, 2023	65,404	$65	$1,055,157	$—	$(45,333)	$(154,099)	$855,790	$2,359	$858,149
Net income	—	—	—	—	3,295	—	3,295	339	3,634
Other comprehensive income	—	—	—	—	—	8,510	8,510	—	8,510
Stock-based compensation — equity-classified awards	—	—	13,436	—	—	—	13,436	—	13,436
Common stock issued for stock awards and stock bonuses	475	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,593)	(1)	(60,095)	—	—	—	(60,096)	—	(60,096)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2023	64,286	$64	$1,008,498	$—	$(42,038)	$(145,589)	$820,935	$2,453	$823,388

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$15,379	$3,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,367	17,503
Stock-based compensation, excluding cash-settled awards	18,009	14,814
Losses on early retirements of debt	—	237
Other, net	179	45
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	33,802	31,124
Contract assets	(4,776)	1,923
Inventories	(2,372)	(937)
Prepaid expenses and other assets	1,404	21,278
Accounts payable and accrued expenses	(2,410)	(6,821)
Contract liabilities	(12,418)	(19,245)
Deferred income taxes	775	90
Other, net	1,778	(3,638)
Net cash provided by operating activities	60,717	60,007

Cash flows from investing activities:
Cash paid for asset acquisitions and business combinations, including adjustments, net of cash acquired	(9,206)	—
Divestitures, net of cash divested	1,300	—
Purchases of property and equipment	(3,591)	(4,923)
Maturities and sales of investments	228	232
Purchases of investments	(330)	(3,180)
Cash paid for capitalized software development costs	(2,538)	(1,868)
Change in restricted bank time deposits, and other investing activities, net	2	(1,019)
Net cash used in investing activities	(14,135)	(10,758)

Cash flows from financing activities:
Proceeds from borrowings	—	100,000
Repayments of borrowings and other financing obligations	(553)	(100,530)
Purchases of treasury stock and common stock for retirement	(37,095)	(60,294)
Preferred stock dividend payments	(10,400)	(10,400)
Distributions paid to noncontrolling interest	(245)	(245)
Payments of contingent consideration for business combinations (financing portion)	(2,658)	(18)
Cash received for contingent consideration for business divestitures (financing portion) and other financing activities	214	1
Net cash used in financing activities	(50,737)	(71,486)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(848)	859
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(5,003)	(21,378)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	242,669	282,161
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$237,666	$260,783

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$236,592	$260,719
Restricted cash and cash equivalents included in prepaid expenses and other current assets	1,074	6
Restricted cash and cash equivalents included in other assets	—	58
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$237,666	$260,783

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

Verint is a leader in customer experience (“CX”) automation. The world’s most iconic brands – including more than 80 of the Fortune 100 companies – use the Verint Open Platform and our team of AI-powered bots to deliver tangible AI business outcomes across the enterprise.

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

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of April 30, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.5%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended April 30, 2024 and 2023, and the condensed consolidated balance sheet as of April 30, 2024, are not audited but reflect all adjustments that, in the opinion of management, are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2024 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2024. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Key estimates in the accompanying condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts, determining the fair value of assets and liabilities assumed in business combinations, recoverability of goodwill, amortization of intangibles, evaluation of contingencies, and the accounting for income taxes. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended April 30, 2024, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024.

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements since the filing of our Annual Report on Form 10-K for the year ended January 31, 2024 that may have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require public companies to report incremental segment information on an annual and interim basis, including enhanced disclosures of significant segment expenses included within each reported measure of segment profit or loss. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. We plan to adopt ASU No. 2023-07 effective for the annual report on Form 10-K for the year ending January 31, 2025 and subsequent interim periods, and are currently evaluating the impact of this standard on our condensed consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require greater disaggregation of a reporting entity’s effective tax rate reconciliation as well as income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statement disclosures.

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

	Three Months Ended April 30,
(in thousands)	2024	2023
Recurring revenue:
Bundled SaaS revenue	$65,695	$59,453
Unbundled SaaS revenue	75,288	57,695
Total SaaS revenue	140,983	117,148
Optional managed services revenue	5,168	12,865
Support revenue	27,377	36,426
Total recurring revenue	173,528	166,439
Nonrecurring revenue:
Perpetual revenue	24,900	24,334
Professional services and other revenue	22,849	25,793
Total nonrecurring revenue	47,749	50,127
Total revenue	$221,277	$216,566

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	April 30, 2024	January 31, 2024
Accounts receivable, net	$155,903	$190,461
Contract assets, net	$71,490	$66,913
Long-term contract assets, net (included in other assets)	$38,115	$31,379
Contract liabilities	$242,478	$254,437
Long-term contract liabilities	$9,394	$10,581

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three months ended April 30, 2024 and 2023. As of April 30, 2024, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 13% and Partner B was approximately 14%. As of January 31, 2024, Partner A and Partner B each accounted for approximately 14% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the three months ended April 30, 2024 and 2023 from amounts included in contract liabilities at the beginning of each period was $99.1 million and $101.5 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	April 30, 2024	January 31, 2024
Remaining performance obligations:
Expected to be recognized within 1 year	$437,659	$464,600
Expected to be recognized in more than 1 year	279,785	279,702
Total remaining performance obligations	$717,444	$744,302

3.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2024	2023
Net income	$15,379	$3,634
Net income attributable to noncontrolling interests	138	339
Net income attributable to Verint Systems Inc.	15,241	3,295
Dividends on preferred stock	(5,200)	(5,200)
Net income (loss) attributable to Verint Systems Inc. for basic net loss per common share	10,041	(1,905)
Dilutive effect of dividends on preferred stock	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$10,041	$(1,905)

Weighted-average shares outstanding:
Basic	62,335	64,940

	Three Months Ended April 30,
(in thousands, except per share amounts)	2024	2023
Dilutive effect of employee equity award plans	510	—
Dilutive effect of 2021 Notes	—	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	62,845	64,940

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.16	$(0.03)
Diluted	$0.16	$(0.03)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2024	2023
Common shares excluded from calculation:
Restricted and performance stock-based awards	1,733	2,080
Series A Preferred Stock	5,498	5,498
Series B Preferred Stock	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three months ended April 30, 2024, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes (as defined in Note 7, “Long-Term Debt”), to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes and Capped Calls appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net income (loss) per common share for the three months ended April 30, 2024 and 2023, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2024 and January 31, 2024:

	April 30, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$184,041	$—	$—	$184,041
Money market funds	52,053	—	—	52,053
U.S. Treasury bills	498	—	—	498
Total cash and cash equivalents	$236,592	$—	$—	$236,592

Short-term investments:
Bank time deposits	$785	$—	$—	$785
Total short-term investments	$785	$—	$—	$785

	January 31, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$155,504	$—	$—	$155,504
Money market funds	85,647	—	—	85,647
U.S. Treasury Bills	249	—	—	249
Total cash and cash equivalents	$241,400	$—	$—	$241,400

Short-term investments:
Bank time deposits	$686	$—	$—	$686
Total short-term investments	$686	$—	$—	$686

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During each of the three months ended April 30, 2024 and 2023, proceeds from maturities and sales of short-term investments were $0.2 million.

5.    BUSINESS COMBINATIONS, ASSET ACQUISITIONS, AND DIVESTITURES

Three Months Ended April 30, 2024

During the three months ended April 30, 2024, we completed the acquisition of an AI-powered analytics company, including fourteen employees. Pursuant to the terms of the purchase agreement, the purchase price consisted of $8.8 million of cash paid at closing, contingent consideration with an estimated fair value of $3.4 million, and the acquisition date fair value of our previously held investment via a simple agreement for future equity (“SAFE”), which was approximately $1.7 million. Further discussion regarding this SAFE investment appears in Note 12, “Fair Value Measurements”. We recognized intangible assets of $5.2 million for developed technology, $0.2 million for the acquired customer relationships, and goodwill of $8.3 million. The acquisition qualified as a stock transaction for tax purposes. This transaction was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

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

Revenue and net income (loss) attributable to this acquisition for the three months ended April 30, 2024 was not material.

Other Business Combination Information

For the three months ended April 30, 2024 and 2023, we recorded a benefit of $0.4 million and a charge of $0.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on our historical business combinations achieving certain objectives and milestones. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $6.9 million at April 30, 2024, of which $2.1 million was recorded within accrued expenses and other current liabilities, and $4.8 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $3.3 million and $0.3 million for the three months ended April 30, 2024 and 2023, respectively.

Asset Acquisition

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. The agreement also stipulates the establishment of additional milestone payments totaling $3.0 million, of which $2.0 million was deposited into a third-party escrow account in connection with the closing of the transaction. These milestone payments are contingent upon the successful delivery of the source code and the attainment of specific developmental objectives subject to reduction by certain amounts paid under a separate transition services agreement entered into by the parties. During the year ended January 31, 2024, we made $1.8 million in milestone payments to the seller, of which $0.8 million was released from the escrow account upon the achievement of certain source code delivery and integration milestones. During the three months ended April 30, 2024, we made an additional $0.2 million integration milestone payment to the seller, which was released from the escrow account. The remaining $1.0 million of milestone payments remains in the third-party escrow account, is classified as restricted cash, and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet as of April 30, 2024.

The transaction also provides for additional consideration that is contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, with a minimum of $2.0 million guaranteed over the period, contingent upon achieving the milestones outlined above by the agreed upon dates, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the three months ended April 30, 2024, we made a $0.3 million noncontingent prepayment against the first period earn-out. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable.

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

We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the sale agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss and divestiture-related expenses were not material. As part of the transaction, we divested $6.5 million of cash, most of which was intended as reimbursement for certain liabilities assumed by the buyer, as well as $1.0 million of tangible net assets, $0.5 million of intangible assets, and $6.8 million of goodwill. The divested services business generated $6.8 million of revenue during the three months ended April 30, 2023, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction. During the three months ended April 30, 2024, we received $1.5 million of the outstanding receivables as of the closing date.

In March 2023, we completed the sale of an insignificant product line that we inherited as part of a legacy acquisition and that no longer fit with our current business priorities or strategic direction. The total consideration for the sale was $0.7 million, which is payable to us in three equal installments through March 2025, the first installment of which was received in July 2023, and the second installment of which was received in February 2024. The transaction reduced goodwill by $0.3 million and intangible assets by $0.2 million and resulted in a gain of approximately $0.2 million during the three months ended April 30, 2023.

These divestitures did not meet the criteria to be reported as discontinued operations in our condensed consolidated financial statements as our decision to divest these businesses did not represent a strategic shift that would have a major effect on our operations and financial results.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and intangible assets of the businesses we divested which were removed from our condensed consolidated balance sheets, consisted of the following as of April 30, 2024 and January 31, 2024:

	April 30, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$453,183	$(413,670)	$39,513
Acquired technology	236,203	(217,310)	18,893
Trade names	3,725	(3,681)	44
Distribution network	2,440	(2,440)	—
Total intangible assets	$695,551	$(637,101)	$58,450

	January 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$455,184	$(412,587)	$42,597
Acquired technology	231,815	(217,006)	14,809
Trade names	3,727	(3,667)	60
Distribution network	2,440	(2,440)	—
Total intangible assets	$693,166	$(635,700)	$57,466

Total amortization expense recorded for acquisition-related intangible assets was $4.4 million and $8.3 million for the three months ended April 30, 2024 and 2023, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2025 (remainder of year)	$13,451
2026	17,419
2027	13,652
2028	8,849
2029	3,968
2030 and thereafter	1,111
Total	$58,450

There were no impairments of acquired intangible assets during the three months ended April 30, 2024 and 2023.

Goodwill activity for the three months ended April 30, 2024 was as follows:

(in thousands)	Amount
Three Months Ended April 30, 2024:
Goodwill, gross, at January 31, 2024	$1,408,758
Accumulated impairment losses through January 31, 2024	(56,043)
Goodwill, net, at January 31, 2024	1,352,715
Foreign currency translation and other	(6,123)
Business combinations	8,341
Goodwill, net, at April 30, 2024	$1,354,933

Balance at April 30, 2024
Goodwill, gross, at April 30, 2024	$1,410,976
Accumulated impairment losses through April 30, 2024	(56,043)
Goodwill, net, at April 30, 2024	$1,354,933

No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2024.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2024 and January 31, 2024:

	April 30,	January 31,
(in thousands)	2024	2024
2021 Notes	$315,000	$315,000
Revolving Credit Facility	100,000	100,000
Less: unamortized debt discounts and issuance costs	(3,635)	(4,035)
Total debt	411,365	410,965
Less: current maturities	—	—
Long-term debt	$411,365	$410,965

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2024, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes.

Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at April 30, 2024.

Based on the closing market price of our common stock on April 30, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2024, no Capped Calls have been exercised.

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

Optional prepayments of loans under the Credit Agreement are generally permitted without premium or penalty. During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility, along with $0.5 million of accrued interest thereon. As a result, $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan were written off and were included within interest expense on our condensed consolidated statement of operations for the three months ended April 30, 2023.

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

Borrowings outstanding under the Revolving Credit Facility were $100.0 million at April 30, 2024 and January 31, 2024, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). As of April 30, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.93%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of term loans, if any.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement, for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands)	2024	2023
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$197
Amortization of deferred debt issuance costs	446	443
Total Interest Expense — 2021 Notes	$643	$640

Borrowings under Credit Agreement:
Interest expense at contractual rates	$1,736	$1,650
Amortization of deferred debt issuance costs	172	204
Amortization of debt discounts	—	5
Losses on early retirements of debt	—	237
Total Interest Expense — Borrowings under Credit Agreement	$1,908	$2,096

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2024 and January 31, 2024:

	April 30,	January 31,
(in thousands)	2024	2024
Raw materials	$5,813	$4,402
Work-in-process	487	69
Finished goods	10,289	9,738
Total inventories	$16,589	$14,209

Accrued expenses and other current liabilities consisted of the following as of April 30, 2024 and January 31, 2024:

	April 30,	January 31,
(in thousands)	2024	2024
Accrued bonus	$30,057	$25,816
Other	92,334	111,617
Total accrued expenses and other current liabilities	$122,391	$137,433

Other liabilities consisted of the following as of April 30, 2024 and January 31, 2024:

	April 30,	January 31,
(in thousands)	2024	2024
Unrecognized tax benefits, including interest and penalties	$72,589	$71,330
Other	16,303	14,290
Total other liabilities	$88,892	$85,620

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands)	2024	2023
Foreign currency (losses) gains, net	$(537)	$237
Other, net	39	(213)
Total other (expense) income, net	$(498)	$24

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands)	2024	2023
Cash paid for interest	$2,210	$2,513
Cash payments of income taxes, net	$6,298	$3,758
Cash payments for operating leases	$2,037	$1,640
Non-cash investing and financing transactions:
Finance leases of property and equipment	$634	$212
Accrued but unpaid purchases of property and equipment	$1,081	$360
Liabilities for contingent consideration in business combinations	$3,397	$—
Accrued but unpaid purchases of treasury stock	$773	$—
Excise tax on share repurchases	$250	$417

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

Each series of Preferred Stock paid dividends at an annual rate of 5.2% until May 7, 2024, and thereafter pays at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends on the Preferred Stock are cumulative and payable semi-annually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase (i) to 6.0% per annum in the event the number of shares of common stock into which the Preferred Stock could be converted exceeds 19.9% of the voting power of outstanding common stock on December 4, 2019 (unless we obtain shareholder approval of the issuance of common stock upon conversion of the Preferred Stock) and (ii) by 1.0% each year, up to a maximum dividend rate of 10.0% per annum, in the event we fail to satisfy our obligations to redeem the Preferred Stock in specified circumstances.

For the three months ended April 30, 2024, we paid $10.4 million of preferred stock dividends, all of which was accrued as of January 31, 2024, and there were $6.9 million of cumulative undeclared and unpaid preferred stock dividends at April 30, 2024. There were no accrued dividends as of April 30, 2024. We reflected $5.2 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net income (loss) attributable to Verint Systems Inc. common shares, for each of the three months ended April 30, 2024 and 2023.

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

As of April 30, 2024, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.5%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory

Conversion”). As of April 30, 2024, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock or the $50.25 conversion price of the Series B Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of April 30, 2024, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at April 30, 2024 plus accrued and unpaid dividends. As of April 30, 2024, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $3.5 million.

Future Tranche Right

We determined that our obligation to issue and the Apax Investor’s obligation to purchase 200,000 shares of the Series B Preferred Stock in connection with the completion of the Spin-Off and the satisfaction of other customary closing conditions (the “Future Tranche Right”) met the definition of a freestanding financial instrument as the Future Tranche Right is legally detachable and separately exercisable from the Series A Preferred Stock. At issuance, we allocated a portion of the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at such time, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right was remeasured at fair value each reporting period until the settlement of the right (at the time of the issuance of the Series B Preferred Stock), and changes in its fair value were recognized as a non-cash charge or benefit within other income (expense), net on the condensed consolidated statements of operations.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the three months ended April 30, 2024 and 2023. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

Treasury Stock

We periodically purchase common stock from our directors, officers, and other employees to facilitate income tax withholding or payments in connection with the vesting of equity awards occurring during a Company-imposed trading blackout or lockup period. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

No treasury stock remained outstanding at April 30, 2024 and January 31, 2024, respectively.

Stock Repurchase Programs

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the three months ended April 30, 2024, we repurchased approximately 1,233,000 shares of our common stock for a cost of $38.1 million, including excise tax of $0.3 million, under the current stock repurchase program, as well as an insignificant number of shares to facilitate income tax withholding or payments as described above. During the three months ended April 30, 2024, we retired all 1,234,000 shares, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act (“IRA”). The excise tax of $0.3 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the three months ended April 30, 2024. Subsequent to April 30, 2024 through May 30, 2024, we repurchased approximately 270,000 shares of our common stock for $8.5 million under this program.

During the three months ended April 30, 2023, we repurchased and retired 1,593,000 shares of our common stock for a cost of $60.1 million, including excise tax of $0.4 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of April 30, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.5%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the three months ended April 30, 2024:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2024	$141	$(143,103)	$(142,962)
Other comprehensive loss before reclassifications	(192)	(7,060)	(7,252)
Amounts reclassified out of accumulated other comprehensive loss	27	—	27
Net other comprehensive loss	(219)	(7,060)	(7,279)
Accumulated other comprehensive loss at April 30, 2024	$(78)	$(150,163)	$(150,241)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations, with presentation location, for the three months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023	Financial Statement Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$—	$(2)	Cost of recurring revenue
	3	(20)	Cost of nonrecurring revenue
	21	(140)	Research and development, net
	9	(65)	Selling, general and administrative
	33	(227)	Total, before income taxes
	(6)	39	(Provision for) benefit from income taxes
	$27	$(188)	Total, net of income taxes

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2024, we recorded an income tax provision of $8.0 million on pretax income of $23.3 million, which represented an effective income tax rate of 34.1%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

For the three months ended April 30, 2023, we recorded an income tax provision of $4.4 million on pretax income of $8.0 million, which represented an effective income tax rate of 54.6%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

We evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date. A valuation allowance is established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in certain state and foreign jurisdictions. We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized income tax benefits of $82.5 million and $83.3 million (excluding interest and penalties) as of April 30, 2024 and January 31, 2024, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $7.2 million and $6.4 million at April 30, 2024 and January 31, 2024, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at April 30, 2024 could decrease by approximately $8.1 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 proposals. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for safe harbor rules. We do not currently anticipate that the rules will have a material impact on our income tax provision this year.

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2024 and January 31, 2024:

	April 30, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$52,053	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	498	—	—
Foreign currency forward contracts	—	23	—
Contingent consideration receivable	—	—	2,345
Total assets	$52,551	$23	$2,345
Liabilities:
Foreign currency forward contracts	$—	$117	$—
Contingent consideration — business combinations	—	750	6,182
Total liabilities	$—	$867	$6,182

	January 31, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,647	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	249	—	—
Foreign currency forward contracts	—	183	—
Contingent consideration receivable	—	—	2,685
Total assets	$85,896	$183	$2,685
Liabilities:
Foreign currency forward contracts	$—	$11	$—
Contingent consideration — business combinations	—	3,750	3,511
Total liabilities	$—	$3,761	$3,511

On January 31, 2024, we completed the sale of a service business for manual quality managed services for no upfront cash consideration. We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The fair value of the contingent consideration receivable was $2.3 million as of April 30, 2024, which is included within other assets on our condensed consolidated balance sheets. During the three months ended April 30, 2024, we did not receive any contingent consideration payments, and we recorded a charge of $0.3 million for the change in the estimated fair value of this contingent receivable.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands)	2024	2023
Fair value measurement at beginning of period	$3,511	$12,717
Contingent consideration liabilities recorded for business combinations	3,397	—
Changes in fair values, recorded in operating expenses	(433)	220
Payments of contingent consideration	(277)	(250)
Foreign currency translation and other	(16)	197
Fair value measurement at end of period	$6,182	$12,884

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2024 and 2023.

Fair Value Measurements

Money Market Funds and U.S. Treasury Bills — We value our money market funds and U.S. treasury bills using quoted active market prices for such instruments.

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 6.1% to 7.0%, with a weighted average discount rate of 6.7% in our calculation of the estimated fair values of our contingent consideration liabilities as of April 30, 2024. We utilized discount rates ranging from 9.6% to 10.8%, with a weighted average discount rate of 9.7% in our calculation of the estimated fair value of our contingent consideration asset as of April 30, 2024. We utilized discount rates ranging from 5.8% to 6.4%, with a weighted average discount rate of 6.2% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2024. We utilized discount rates ranging from 7.5% to 8.9%, with a weighted average discount rate of 7.8% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2024.

As of January 31, 2024, $3.8 million of the fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2024, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. Payments of contingent consideration earned under this agreement were $3.0 million and there was no change in the fair value of the remaining contingent consideration obligation associated with this business combination for the three months ended April 30, 2024.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at April 30, 2024 and January 31, 2024. On April 27, 2023, we repaid in full the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. The estimated fair value of borrowings under our Revolving Credit Facility is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at April 30, 2024 and January 31, 2024 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $289.0 million and $281.0 million at April 30, 2024 and January 31, 2024, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

In March 2023, we invested approximately $1.1 million in a privately-held company via a SAFE. In July 2023, we made a second SAFE investment of $0.5 million, and in January 2024, we made a third SAFE investment of $0.1 million for a total investment of approximately $1.7 million. The SAFE provided that, upon the completion by such company of a qualified equity financing, we would automatically receive the number of shares of capital stock of such company equal to the SAFE purchase amount divided by the Discount Price (as such term is defined in the SAFE). If there was a liquidity event affecting such company, such as a change in control or initial public offering, we would receive a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares of common stock of such company equal to the SAFE purchase amount divided by the Liquidity Price (as such term is defined in the SAFE). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and was included within other assets on the condensed consolidated balance sheets as of January 31, 2024. During the three months ended April 30, 2024, we completed the acquisition of this company. The approximately $1.7 million acquisition date fair value of the SAFE was included in the measurement of the consideration transferred. The company and its results of operations are now consolidated in our condensed consolidated financial statements, and the SAFE investment has been removed from our condensed consolidated balance sheet as of April 30, 2024. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” for further discussion related to this acquisition.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million as of April 30, 2024 and January 31, 2024. These investments are included within other assets on the condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024. There were no observable price changes in our investments in privately-held companies during the three months ended April 30, 2024 and 2023. We did not recognize any impairments during the three months ended April 30, 2024 and 2023.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.3 million as of April 30, 2024 and January 31, 2024.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2024	2024
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$23	$183
Total derivative assets		$23	$183

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$117	$11
Total derivative liabilities		$117	$11

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statement of operations for the three months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Net losses recognized in AOCL:
Foreign currency forward contracts	$(233)	$(350)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$33	$(227)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at April 30, 2024 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands)	2024	2023
Cost of revenue — recurring	$549	$296
Cost of revenue — nonrecurring	533	140
Research and development, net	3,543	2,327
Selling, general and administrative	13,396	12,216
Total stock-based compensation expense	$18,021	$14,979

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands)	2024	2023
Restricted stock units and restricted stock awards	$16,508	$13,436
Stock bonus program and bonus share program	1,501	1,378
Total equity-settled awards	18,009	14,814
Phantom stock units (cash-settled awards)	12	165
Total stock-based compensation expense	$18,021	$14,979

Awards are generally subject to multi-year vesting periods. We recognize compensation expense for awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, reduced by estimated forfeitures.

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock, which for a portion of the awards under our stock bonus program is determined using a discounted average price of our common stock.

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
	2024		2023
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,658	$43.29	2,230	$52.42
Granted	2,261	$29.56	1,665	$37.36
Released	(410)	$52.28	(475)	$50.22
Forfeited	(111)	$55.71	(32)	$50.63
Ending balance	4,398	$35.08	3,388	$45.34

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2024, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the three months ended April 30, 2024 and 2023 (these amounts are also included in the Award Activity Table above for 2024 and 2023):

	Three Months Ended April 30,
(in thousands)	2024	2023
Beginning balance	532	532
Granted	358	277
Released	(160)	(230)
Forfeited	(81)	(10)
Ending balance	649	569

Excluding PSUs, we granted 1,903,000 RSUs during the three months ended April 30, 2024.

As of April 30, 2024, there was approximately $117.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

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

For bonuses in respect of the year ended January 31, 2024, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15% approved for awards under our stock bonus program. We currently expect to issue approximately 22,000 shares under the stock bonus program and 178,000 shares under the bonus share program, in respect of the year ended January 31, 2024, during the first half of the year ending January 31, 2025.

In March 2024, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2025. Any shares earned under these programs will be issued during the year ending January 31, 2026.

The combined accrued liabilities for these two programs were $7.3 million and $5.8 million at April 30, 2024 and January 31, 2024, respectively.

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

At the recommendation of the District Court, in June 2022, the parties conducted another round of mediation in New York. On July 10, 2022, the parties reached an agreement to settle the matter on terms set forth in a settlement agreement that was executed by all parties and submitted a motion for approval of the settlement agreement to the District Court. Under the terms of the settlement agreement, subject to full and final waiver, Mavenir Inc. and/or Comverse, Inc. and/or Mavenir Ltd. agreed to pay a total of $16.0 million (such amount to be paid in three phases as set forth in the settlement agreement) as compensation to the plaintiffs and members of the class. The compensation amount is comprehensive, final and absolute and includes within it all the amounts and expenses to be paid in connection with the settlement agreement. Under the terms of an associated guaranty agreement, Verint has guaranteed the payment of the compensation amount in the event it is not paid by the primary obligors. On February 7, 2023, the District Court approved the settlement without material changes. As of April 30, 2024, all installments of the compensation amount had been paid by Mavenir. There was no impact to our condensed consolidated statements of operations.

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

The incremental settlement costs of $5.5 million related to the ACSI and CFI matters as a result of the settlement described above was included within selling, general and administrative expenses in our consolidated statement of operations for the year ended January 31, 2024. We reached a final settlement with one of our insurance carriers for a total cumulative insurance recovery of $14.5 million for the losses we incurred related to these actions, which offset settlement and legal expenses during the year ended January 31, 2023. We collected $2.0 million during the year ended January 31, 2023 and $12.5 million was collected in April 2023.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2024 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Overview

Impact of Macroeconomic Developments

Our results of operations may be significantly influenced by general macroeconomic and geopolitical conditions, such as the war in Ukraine and the Israel-Hamas war, foreign currency fluctuations, increased interest rates, continued inflation, recession risks, and existing and new domestic and foreign laws and regulations, all of which are beyond our control. We believe that these global macroeconomic conditions have impacted customer and partner spending decisions, and resulted in increased costs.

We continue to monitor events associated with the war in Ukraine and the Israel-Hamas war and their global impacts, including applicable trade compliance or other legal requirements regarding permissible activities in the respective regions. Based on the current situation, we do not believe these conflicts have had a material impact on our results of operations, financial condition, liquidity, or cash flows. However, if the conflicts worsen or expand, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.

For additional information on the potential impact of other macroeconomic and geopolitical conditions on our business, see the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended January 31, 2024. For additional information on the potential impact of foreign currency exchange rates, see the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section below.

Recent Developments

On January 31, 2024, we completed the sale of a services business for manual quality managed services. Today, our platform includes an AI-powered solution for automating the quality monitoring process. We expect our customers to adopt AI over time and believe that a people-centric managed services offering is no longer core to our offering. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss. The divested services business generated $6.8 million of revenue during the three months ended April 30, 2023, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction.

Our Business

Verint is a leader in customer experience (“CX”) automation. The world’s most iconic brands – including more than 80 of the Fortune 100 companies – use the Verint Open Platform and our team of AI-powered bots to deliver tangible AI business outcomes across the enterprise. Verint is uniquely positioned to help brands increase CX automation with our differentiated AI-powered Open Platform.

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

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2024 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2024, and include the following:

•Revenue recognition;
•Accounting for business combinations;
•Goodwill and other acquired intangible assets;
•Income taxes; and
•Accounting for stock-based compensation.

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2024.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the latter part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While a variety of seasonal and cyclical factors are common in the software and technology industry, these industry patterns should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including the timing of renewals for larger unbundled SaaS contracts and general economic conditions, may also have an impact on our business and financial results in a particular quarter.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands, except per share data)	2024	2023
Revenue	$221,277	$216,566
Operating income	$24,445	$8,772
Net income (loss) attributable to Verint Systems Inc. common shares	$10,041	$(1,905)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.16	$(0.03)
Diluted	$0.16	$(0.03)

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Our revenue increased approximately $4.7 million, from $216.6 million in the three months ended April 30, 2023 to $221.3 million in the three months ended April 30, 2024. The increase consisted of a $7.1 million increase in recurring revenue, partially offset by a $2.4 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 73%, 18%, and 9% of our total revenue, respectively, in the three months ended April 30, 2024, compared to approximately 70%, 20%, and 10%, respectively, in the three months ended April 30, 2023. Further details of changes in revenue are provided below.

We reported operating income of $24.4 million in the three months ended April 30, 2024 compared to operating income of $8.8 million in the three months ended April 30, 2023. The increase in operating income was primarily due to a $9.3 million increase in gross profit, from $148.2 million to $157.5 million, and a $6.3 million decrease in operating expenses, from $139.4 million to $133.1 million. The decrease in operating expenses consisted of an $8.0 million decrease in selling, general and administrative expenses, and a $3.2 million decrease in amortization of other acquired intangible assets, partially offset by a $4.9 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $10.0 million and diluted net income per common share was $0.16 in the three months ended April 30, 2024 compared to a net loss attributable to Verint Systems Inc. common shares of $1.9 million and diluted net loss per common share of $0.03 in the three months ended April 30, 2023. The increase in net income attributable to Verint Systems Inc. common shares in the three months ended April 30, 2024 was primarily due to a $15.6 million increase in operating income as described above, and a $0.2 million decrease in net income attributable to noncontrolling interests, partially offset by a $3.6 million increase in our provision for income taxes, and a $0.3 million increase in total other expense, net. Further details of these changes are provided below.

As of April 30, 2024, we employed approximately 3,700 employees plus a few hundred contractors, as compared to approximately 4,200 employees plus a few hundred contractors at April 30, 2023. The majority of the headcount reduction from the prior period was related to the divestment of our services business for manual quality managed services during the three months ended January 31, 2024. Refer to the “Recent Developments” section above for further details regarding the divestiture.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.

When comparing average exchange rates for the three months ended April 30, 2024 to average exchange rates for the three months ended April 30, 2023, the U.S. dollar strengthened relative to the Israeli shekel and the Australian dollar and weakened relative to the British pound sterling, resulting in an overall increase in our revenue and decrease in our expenses on a U.S. dollar-denominated basis. For the three months ended April 30, 2024, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2023, our revenue would have been approximately $0.1 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $0.2 million higher, which would have resulted in a $0.3 million decrease in our operating income.

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

The following table sets forth revenue by category for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		% Change
(in thousands)	2024	2023	2024-2023
Recurring revenue
Bundled SaaS revenue	$65,695	$59,453	10%
Unbundled SaaS revenue	75,288	57,695	30%
Total SaaS revenue	140,983	117,148	20%
Optional managed services revenue	5,168	12,865	(60)%
Support revenue	27,377	36,426	(25)%
Total recurring revenue	173,528	166,439	4%
Nonrecurring revenue
Perpetual revenue	24,900	24,334	2%
Professional services and other revenue	22,849	25,793	(11)%
Total nonrecurring revenue	47,749	50,127	(5)%
Total revenue	$221,277	$216,566	2%

Recurring Revenue

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Recurring revenue increased approximately $7.1 million, or 4%, from $166.4 million in the three months ended April 30, 2023 to $173.5 million in the three months ended April 30, 2024. The increase consisted of a $23.8 million increase in SaaS revenue, partially offset by a $9.0 million decrease in support revenue and a $7.7 million decrease in optional managed services revenue. The increase in SaaS revenue was due to increases in both bundled and unbundled SaaS revenue. The increase in unbundled SaaS revenue was primarily due to increased renewal and expansion transactions. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily attributable to the divestiture of a manual quality managed services business on January 31, 2024. The divested services business generated $6.8 million of revenue during the three months ended April 30, 2023, with no corresponding revenue in the current period.

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

Nonrecurring Revenue

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Nonrecurring revenue decreased approximately $2.4 million, or 5%, from $50.1 million in the three months ended April 30, 2023 to $47.7 million in the three months ended April 30, 2024. The decrease consisted of a $3.0 million decrease in professional services and other revenue, partially offset by a $0.6 million increase in perpetual revenue. The decrease in professional services and other revenue was primarily due to a decrease in implementation services in the period as a result of product innovation and the overall shift in our business to a cloud-based model. The increase in perpetual revenue was primarily due to an increase in demand for our offerings that include hardware with embedded software.

Cost of Revenue

The following table sets forth the cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		% Change
(in thousands)	2024	2023	2024-2023
Cost of recurring revenue	$35,923	$39,643	(9)%
Cost of nonrecurring revenue	26,480	26,795	(1)%
Amortization of acquired technology	1,358	1,965	(31)%
Total cost of revenue	$63,761	$68,403	(7)%

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

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Cost of recurring revenue decreased approximately $3.7 million, or 9%, from $39.6 million in the three months ended April 30, 2023 to $35.9 million in the three months ended April 30, 2024. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of the divestiture mentioned above, partially offset by an increase in the cost of third-party software components in order to support our cloud-based solutions. Our recurring revenue gross margins increased from 76% in the three months ended April 30, 2023 to 79% in the three months ended April 30, 2024, primarily due to a favorable change in offering mix as SaaS revenue carries higher gross margins than our optional managed services and support revenue, and a decrease in recurring costs.

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

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Cost of nonrecurring revenue decreased approximately $0.3 million, or 1%, from $26.8 million in the three months ended April 30, 2023 to $26.5 million in the three months ended April 30, 2024. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings. Our nonrecurring gross margins decreased from

47% in the three months ended April 30, 2023 to 45% in the three months ended April 30, 2024, primarily due to a less favorable revenue and offering mix and nonrecurring revenue decreasing at a faster rate than nonrecurring costs driven by the continued shift in spending by our customers towards our SaaS offerings.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Amortization of acquired technology decreased approximately $0.6 million, or 31%, from $2.0 million in the three months ended April 30, 2023 to $1.4 million in the three months ended April 30, 2024. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

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

The following table sets forth R&D for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		% Change
(in thousands)	2024	2023	2024-2023
Research and development, net	$36,730	$31,782	16%

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. R&D increased approximately $4.9 million, or 16%, from $31.8 million in the three months ended April 30, 2023 to $36.7 million in the three months ended April 30, 2024. This increase was primarily attributable to a $4.0 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount, a $1.2 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, and a $0.8 million increase in contractor costs, partially offset by a $1.1 million increase in the capitalization of software development costs.

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

The following table sets forth SG&A for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		% Change
(in thousands)	2024	2023	2024-2023
Selling, general and administrative	$93,276	$101,279	(8)%

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. SG&A decreased approximately $8.0 million, or 8%, from $101.3 million in the three months ended April 30, 2023 to $93.3 million in the three months ended April 30, 2024. This decrease was primarily due to a $7.3 million decrease in professional services expense primarily due to reaching settlement in the prior year regarding certain legal matters discussed in Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements included under Part I, Item 1 of this report, and a $2.7 million decrease in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project that was substantially completed during the year ended January 31, 2024, partially offset by a $1.2 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, and a $0.7 million increase in the cost of third-party software components in order to support our hybrid work environment. SG&A was also impacted by a $0.6 million benefit due to a change in the fair value of our obligations under contingent consideration arrangements, from a net charge of $0.2 million in the three months ended April 30, 2023 to a net benefit of $0.4 million during the three months ended April 30, 2024, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth the amortization of other acquired intangible assets for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		% Change
(in thousands)	2024	2023	2024-2023
Amortization of other acquired intangible assets	$3,065	$6,330	(52)%

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Amortization of other acquired intangible assets decreased approximately $3.2 million, or 52%, from $6.3 million in the three months ended April 30, 2023 to $3.1 million in the three months ended April 30, 2024. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		% Change
(in thousands)	2024	2023	2024-2023
Interest income	$1,978	$1,982	—%
Interest expense	(2,591)	(2,781)	(7)%
Other (expense) income:
Foreign currency (losses) gains, net	(537)	237	*
Other, net	39	(213)	(118)%
Total other (expense) income, net	(498)	24	*
Total other expense, net	$(1,111)	$(775)	43%

* Percentage is not meaningful.

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Total other expense, net, increased by $0.3 million from $0.8 million in the three months ended April 30, 2023 to $1.1 million in the three months ended April 30, 2024.

Interest expense decreased from $2.8 million in the three months ended April 30, 2023 to $2.6 million in the three months ended April 30, 2024 primarily due to $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan that were written off and were included within interest expense on our condensed consolidated statement of operations for the three months ended April 30, 2023. Further discussion regarding our borrowings appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.5 million of net foreign currency losses in the three months ended April 30, 2024, and $0.2 million of net foreign currency gains in the three months ended April 30, 2023. Our foreign currency loss in the current period was primarily due to the collection of a long-standing foreign withholding tax receivable.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		% Change
(in thousands)	2024	2023	2024-2023
Provision for income taxes	$7,955	$4,363	82%

Three Months Ended April 30, 2024 compared to Three Months Ended April 30, 2023. Our effective income tax rate was 34.1% for the three months ended April 30, 2024, compared to an effective income tax rate of 54.6% for the three months ended April 30, 2023.

For the three months ended April 30, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $8.0 million on pretax income of $23.3 million, which represented an effective income tax rate of 34.1%.

For the three months ended April 30, 2023, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $4.4 million on pretax income of $8.0 million, which represented an effective income tax rate of 54.6%.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for safe harbor rules. We do not currently anticipate that the rules will have a material impact on our income tax provision this year.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock”). The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of April 30, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.5%.

Each series of Preferred Stock paid dividends at an annual rate of 5.2% until May 7, 2024, and thereafter pays at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. We used the proceeds from the Apax investment to repay outstanding indebtedness, to fund a portion of our stock repurchase programs (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. Please refer to Note 9, “Convertible Preferred Stock”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business combinations and asset acquisitions, including approximately $9.2 million of net cash expended for business combinations and asset acquisitions during the three months ended April 30, 2024. During the three months ended April 30, 2024, we completed the acquisition of an AI-powered analytics company. This transaction was not material to our condensed consolidated financial statements. There were no business combinations or asset acquisitions during the three months ended April 30, 2023. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations and asset acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $177.7 million and $143.1 million as of April 30, 2024 and January 31, 2024, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.2 million, at April 30, 2024 and January 31, 2024.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of April 30, 2024, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2024 and January 31, 2024:

	April 30,	January 31,
(in thousands)	2024	2024
Cash and cash equivalents	$236,592	$241,400
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	1,074	1,269
Short-term investments	785	686
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$238,451	$243,355
Total debt, including current portions	$411,365	$410,965

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the Preferred Stock, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and/or stock repurchases under repurchase programs that may be in place from time to time (subject to the terms of our Credit Agreement). Please see the “Liquidity and Capital Resources Requirements” section below for further information about our recent stock repurchase program.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$60,717	$60,007
Net cash used in investing activities	(14,135)	(10,758)
Net cash used in financing activities	(50,737)	(71,486)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(848)	859
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(5,003)	$(21,378)

Our financing activities used $50.7 million of net cash and our investing activities used $14.1 million of net cash during the three months ended April 30, 2024, which was partially offset by $60.7 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $60.7 million of net cash during the three months ended April 30, 2024, compared to $60.0 million generated during the three months ended April 30, 2023. Our operating cash flow in the current period increased primarily due to higher operating income, offset by the collection in the prior period of a $12.5 million insurance reimbursement related to certain legal matters that we agreed to settle.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the three months ended April 30, 2024, our investing activities used $14.1 million of net cash, consisting primarily of $9.2 million of net cash utilized for business combinations and asset acquisitions, $6.1 million of payments for property, equipment and capitalized software development, and $0.1 million of net purchases of short-term investments, partially offset by $1.3 million of net proceeds from the divestiture of our manual quality managed services business during the three months ended January 31, 2024.

During the three months ended April 30, 2023, our investing activities used $10.8 million of net cash, consisting primarily of $6.8 million of payments for property, equipment and capitalized software development costs, $2.9 million of net purchases of short-term investments, and a $1.1 million investment in a privately-held company.

We had no significant commitments for capital expenditures at April 30, 2024.

Net Cash Used in Financing Activities

For the three months ended April 30, 2024, our financing activities used $50.7 million of net cash, consisting primarily of $37.1 million of payments to repurchase common stock, $10.4 million of payments of Preferred Stock dividends, $2.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $0.6 million of finance lease payments and other financing obligations, and a $0.2 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $0.2 million of cash received related to the sale of an insignificant product line in March 2023.

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

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on Preferred Stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months from the issuance of our condensed consolidated financial statements. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our Credit Agreement.

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

During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares of our common stock for a cost of $124.4 million, including an excise tax of $0.8 million under the current stock repurchase program, as well as approximately 1,000 shares to facilitate income tax withholding or payments. During the three months ended April 30, 2024, we repurchased approximately 1,233,000 shares of our common stock at a cost of $38.1 million, including excise tax of $0.3 million, under this program, as well as an insignificant number of shares to facilitate income tax withholding or payments. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.3 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders' equity during the three months ended April 30, 2024. Subsequent to April 30, 2024 through May 30, 2024, we repurchased approximately 270,000 shares of our common stock for $8.5 million under this program. Repurchases were funded with available cash in the United States.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2024, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on April 30, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2024, no Capped Calls have been exercised.

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

On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan in full with proceeds from our Revolving Credit Facility, in addition to $0.5 million of accrued interest thereon. As a result, $0.2 million of deferred debt issuance costs associated with the Term Loan were written off and were included within interest expense on our condensed consolidated statement of operations for the three months ended April 30, 2023.

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

Borrowings under the Revolving Credit Facility were $100.0 million at April 30, 2024, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of April 30, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.93%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility were used to repay the outstanding balance of the Term Loan.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At April 30, 2024, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of April 30, 2024, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2024. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 15, “Leases”, in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of April 30, 2024, our total operating lease liabilities were $36.1 million, of which $5.2 million is included within accrued expenses and other current liabilities (current portions), and $30.9 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our condensed consolidated balance sheet at April 30, 2024 included $72.6 million of non-current tax reserves (including interest and penalties of $7.2 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations and Asset Acquisitions

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2024, we made $3.3 million of payments under contingent consideration arrangements. As of April 30, 2024, potential future cash payments, and earned consideration expected to be paid, subsequent to April 30, 2024 under contingent consideration arrangements totaled $22.5 million, the estimated fair value of which was $6.9 million, of which

$2.1 million was recorded within accrued expenses and other current liabilities, and $4.8 million was recorded within other liabilities. The performance periods associated with these potential payments extend through January 2027.

In July 2023, we entered into an agreement to acquire source code that qualifies as an asset acquisition and provides for additional consideration contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. Refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report for further details.

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

The 2021 Notes have a fixed annual interest rate of 0.25% and therefore do not have interest rate risk exposure. However, the fair values of the 2021 Notes are subject to interest rate risk, market risk, and other factors due to the convertible feature. The fair values of the 2021 Notes are also affected by our common stock price. Generally, the fair values of the 2021 Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. Changes in the fair values of the 2021 Notes do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the 2021 Notes at fair value on our condensed consolidated balance sheet, but we report the fair value of the 2021 Notes for disclosure purposes.

Interest rates on loans under the Credit Agreement are periodically reset, at our option, originally at either a Eurodollar Rate or an ABR, plus, in each case, a margin. On May 10, 2023, we entered into the Fourth Amendment to the Credit Agreement related to the phase-out of LIBOR by the UK Financial Conduct Authority. Effective July 1, 2023, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable rate margin therefor or (ii) Adjusted Term SOFR, plus the applicable margin therefor. The applicable margin in each case is determined based on our leverage ratio (described above) and ranges from 0.25% to 1.25% for borrowings bearing interest at the ABR and from 1.25% to 2.25% for borrowings bearing interest based on Adjusted Term SOFR.

On April 27, 2023, we repaid in full the remaining $100.0 million outstanding principal balance related to our Term Loan with $100.0 million of proceeds from borrowings under our Revolving Credit Facility. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA leverage ratio. As of April 30, 2024, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 6.93%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2024 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Our exposure to market risk has not changed materially during the three months ended April 30, 2024, other than as described above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2024. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2024. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period. During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares under this stock repurchase program for an aggregate purchase price of $123.6 million, excluding an excise tax of $0.8 million. During the three months ended April 30, 2024, we repurchased approximately 1,233,000 shares under this stock repurchase program for $37.9 million, excluding excise tax of $0.3 million. Subsequent to April 30, 2024 through May 30, 2024, we repurchased approximately 270,000 shares of our common stock for $8.5 million under this program. Repurchases were financed with available cash in the United States.

From time to time, we have purchased shares of our common stock from our directors, officers, and other employees to facilitate income tax withholding or payments upon vesting of equity awards during Company-imposed trading blackout or lockup periods.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for us for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

Share repurchase activity during the three months ended April 30, 2024 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1, 2024 - February 29, 2024	250,416	$31.00	250,000	$45,244
March 1, 2024 - March 31, 2024	250,000	31.18	250,000	37,449
April 1, 2024 - April 30, 2024	733,380	30.39	733,380	15,164
	1,233,796	$30.67	1,233,380	$15,164

(1) Represents the approximate weighted-average price paid per share and excludes excise tax.

The average price per share and aggregate cost amounts disclosed above do not include the cost of commissions or the excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended April 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2024:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Verint Systems Inc. Stock Bonus Program*	Form 10-K filed on March 27, 2024
10.2	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2024*	Form 10-K filed on March 27, 2024
10.3	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2024*	Form 10-K filed on March 27, 2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

June 4, 2024	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)