Form 10-Q
period 2024-07-31
VERINT SYSTEMS INC
filed 2024-09-05
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2024
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

There were 62,005,537 shares of the registrant’s common stock outstanding on August 19, 2024.

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
•risks associated with our ability to keep pace with technological advances and challenges and evolving industry standards, including achieving, demonstrating, and maintaining the competitive differentiation of our solution platform; to adapt to changing market potential from area to area within our markets; and to successfully develop, launch, and drive demand for new, innovative, high-quality products and services that meet or exceed customer challenges and needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;
•risks due to aggressive competition in all of our markets and our ability to keep pace with competitors, some of whom may be able to grow faster than us or have greater resources than us, including in areas such as sales and marketing, branding, technological innovation and development, and recruiting and retention;
•risks associated with our ability to properly execute on our software as a service (“SaaS”) transition, including successfully transitioning customers to our cloud platform and the increased importance of subscription renewal rates and term lengths, and risk of increased variability in our period-to-period results based on the mix, terms, and timing of our transactions;
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
•challenges associated with selling sophisticated solutions and cloud-based solutions, which may incorporate newer technologies, such as artificial intelligence (“AI”), whose adoption, value, and use-cases are still emerging (and may present risks of their own), including with respect to longer sales cycles, more complex sales processes and customer evaluation and approval processes, more complex contractual and information security requirements, and assisting customers in understanding and realizing the benefits of our solutions and technologies, as well as with developing, offering, implementing, and maintaining an enterprise-class, broad solution portfolio;
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
•risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. (“CTI”), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI;
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

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2024	2024
Assets
Current Assets:
Cash and cash equivalents	$207,845	$241,400
Short-term investments	782	686
Accounts receivable, net of allowance for credit losses of $1.0 million and $1.2 million, respectively	156,953	190,461
Contract assets, net	77,875	66,913
Inventories	15,757	14,209
Prepaid expenses and other current assets	52,592	59,505
Total current assets	511,804	573,174
Property and equipment, net	49,607	47,704
Operating lease right-of-use assets	28,767	30,118
Goodwill	1,369,311	1,352,715
Intangible assets, net	56,017	57,466
Other assets	168,200	165,247
Total assets	$2,183,706	$2,226,424

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$27,003	$26,301
Accrued expenses and other current liabilities	105,647	137,433
Contract liabilities	231,459	254,437
Total current liabilities	364,109	418,171
Long-term debt	411,733	410,965
Long-term contract liabilities	12,832	10,581
Operating lease liabilities	30,329	32,100
Other liabilities	89,638	85,620
Total liabilities	908,641	957,437
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at July 31, 2024 and January 31, 2024, respectively; aggregate liquidation preference and redemption value of $200,667 and $206,067 at July 31, 2024 and January 31, 2024, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at July 31, 2024 and January 31, 2024, respectively; aggregate liquidation preference and redemption value of $200,667 and $206,067 at July 31, 2024 and January 31, 2024, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 62,006,000 and 62,738,000 shares; outstanding 62,006,000 and 62,738,000 shares at July 31, 2024 and January 31, 2024, respectively.	62	63
Additional paid-in capital	969,183	979,671
Retained earnings (accumulated deficit)	4,369	(6,723)
Accumulated other comprehensive loss	(137,572)	(142,962)
Total Verint Systems Inc. stockholders' equity	836,042	830,049
Noncontrolling interest	2,702	2,617
Total stockholders' equity	838,744	832,666
Total liabilities, temporary equity, and stockholders' equity	$2,183,706	$2,226,424

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Recurring	$163,229	$160,999	$336,757	$327,438
Nonrecurring	46,941	49,166	94,690	99,293
Total revenue	210,170	210,165	431,447	426,731
Cost of revenue:
Recurring	36,303	39,567	72,226	79,210
Nonrecurring	26,800	27,372	53,280	54,167
Amortization of acquired technology	1,641	1,937	2,999	3,902
Total cost of revenue	64,744	68,876	128,505	137,279
Gross profit	145,426	141,289	302,942	289,452
Operating expenses:
Research and development, net	35,358	34,057	72,088	65,839
Selling, general and administrative	93,178	108,374	186,454	209,653
Amortization of other acquired intangible assets	3,020	6,370	6,085	12,700
Total operating expenses	131,556	148,801	264,627	288,192
Operating income (loss)	13,870	(7,512)	38,315	1,260
Other income (expense), net:
Interest income	1,596	1,808	3,574	3,790
Interest expense	(2,593)	(2,604)	(5,184)	(5,385)
Other expense, net	(2,896)	(24)	(3,394)	—
Total other expense, net	(3,893)	(820)	(5,004)	(1,595)
Income (loss) before provision for (benefit from) income taxes	9,977	(8,332)	33,311	(335)
Provision for (benefit from) income taxes	4,254	(2,544)	12,209	1,819
Net income (loss)	5,723	(5,788)	21,102	(2,154)
Net income attributable to noncontrolling interests	192	212	330	551
Net income (loss) attributable to Verint Systems Inc.	5,531	(6,000)	20,772	(2,705)
Dividends on preferred stock	(4,080)	(5,200)	(9,280)	(10,400)
Net income (loss) attributable to Verint Systems Inc. common shares	$1,451	$(11,200)	$11,492	$(13,105)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.02	$(0.17)	$0.19	$(0.20)
Diluted	$0.02	$(0.17)	$0.18	$(0.20)

Weighted-average common shares outstanding:
Basic	61,864	64,294	62,093	64,603
Diluted	62,631	64,294	62,732	64,603

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$5,723	$(5,788)	$21,102	$(2,154)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	12,721	7,845	5,661	16,457
Net (decrease) increase from foreign exchange contracts designated as hedges	(61)	93	(327)	(30)
Benefit from (provision for) income taxes on net decrease from foreign exchange contracts designated as hedges	9	(16)	56	5
Other comprehensive income	12,669	7,922	5,390	16,432
Comprehensive income	18,392	2,134	26,492	14,278
Comprehensive income attributable to noncontrolling interests	192	212	330	551
Comprehensive income attributable to Verint Systems Inc.	$18,200	$1,922	$26,162	$13,727

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital		(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock				Non-controlling Interests
Balances as of January 31, 2024	62,738	$63	$979,671	$—	$(6,723)	$(142,962)	$830,049	$2,617	$832,666
Net income	—	—	—	—	15,241	—	15,241	138	15,379
Other comprehensive loss	—	—	—	—	—	(7,279)	(7,279)	—	(7,279)
Stock-based compensation — equity-classified awards	—	—	16,508	—	—	—	16,508	—	16,508
Common stock issued for stock awards and stock bonuses	410	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,234)	(1)	(38,117)	—	—	—	(38,118)	—	(38,118)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2024	61,914	62	958,062	—	8,518	(150,241)	816,401	2,510	818,911
Net income	—	—	—	—	5,531	—	5,531	192	5,723
Other comprehensive income	—	—	—	—	—	12,669	12,669	—	12,669
Stock-based compensation — equity-classified awards	—	—	20,172	—	—	—	20,172	—	20,172
Common stock issued for stock awards and stock bonuses	559	—	5,939	—	—	—	5,939	—	5,939
Common stock repurchased and retired	(467)	—	(14,990)	—	—	—	(14,990)	—	(14,990)
Preferred stock dividends	—	—	—	—	(9,680)	—	(9,680)	—	(9,680)
Balances as of July 31, 2024	62,006	$62	$969,183	$—	$4,369	$(137,572)	$836,042	$2,702	$838,744

Balances as of January 31, 2023	65,404	$65	$1,055,157	$—	$(45,333)	$(154,099)	$855,790	$2,359	$858,149
Net income	—	—	—	—	3,295	—	3,295	339	3,634
Other comprehensive income	—	—	—	—	—	8,510	8,510	—	8,510
Stock-based compensation — equity-classified awards	—	—	13,436	—	—	—	13,436	—	13,436
Common stock issued for stock awards and stock bonuses	475	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,593)	(1)	(60,095)	—	—	—	(60,096)	—	(60,096)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2023	64,286	64	1,008,498	—	(42,038)	(145,589)	820,935	2,453	823,388
Net (loss) income	—	—	—	—	(6,000)	—	(6,000)	212	(5,788)
Other comprehensive income	—	—	—	—	—	7,922	7,922	—	7,922
Stock-based compensation — equity-classified awards	—	—	17,404	—	—	—	17,404	—	17,404
Common stock issued for stock awards and stock bonuses	388	—	7,735	—	—	—	7,735	—	7,735
Common stock repurchased and retired	(403)	—	(13,968)	—	—	—	(13,968)	—	(13,968)
Preferred stock dividends	—	—	(10,400)	—	—	—	(10,400)	—	(10,400)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of July 31, 2023	64,271	$64	$1,009,269	$—	$(48,038)	$(137,667)	$823,628	$2,420	$826,048

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$21,102	$(2,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,932	42,792
Stock-based compensation, excluding cash-settled awards	41,784	34,156
Losses on early retirements of debt	—	237
Other, net	756	4,500
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	33,506	49,006
Contract assets	(10,870)	3,230
Inventories	(1,528)	(3,166)
Prepaid expenses and other assets	(1,821)	13,668
Accounts payable and accrued expenses	(21,804)	(29,506)
Contract liabilities	(22,926)	(40,697)
Deferred income taxes	254	204
Other, net	3,195	(8,938)
Net cash provided by operating activities	64,580	63,332

Cash flows from investing activities:
Cash paid for asset acquisitions and business combinations, including adjustments, net of cash acquired	(10,356)	(916)
Divestitures, net of cash divested	2,300	—
Purchases of property and equipment	(7,868)	(8,548)
Purchases of investments	(330)	(3,180)
Maturities and sales of investments	228	2,422
Cash paid for capitalized software development costs	(5,701)	(4,388)
Change in restricted bank time deposits, and other investing activities, net	—	(1,211)
Net cash used in investing activities	(21,727)	(15,821)

Cash flows from financing activities:
Proceeds from borrowings	—	100,000
Repayments of borrowings and other financing obligations	(1,166)	(101,191)
Purchases of treasury stock and common stock for retirement	(52,912)	(74,266)
Preferred stock dividend payments	(20,080)	(20,800)
Distributions paid to noncontrolling interest	(245)	(490)
Payments of contingent consideration for business combinations (financing portion)	(3,055)	(2,601)
Cash received for contingent consideration for business divestitures (financing portion) and other financing activities	(20)	(222)
Net cash used in financing activities	(77,478)	(99,570)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	620	1,257
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(34,005)	(50,802)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	242,669	282,161
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$208,664	$231,359

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$207,845	$231,296
Restricted cash and cash equivalents included in prepaid expenses and other current assets	819	5
Restricted cash and cash equivalents included in other assets	—	58
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$208,664	$231,359

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

Verint is uniquely positioned to help brands increase CX automation with our differentiated AI-powered Open Platform. Brands today are challenged to delight their customers while facing limited budgets and resources. As a result, organizations are turning to AI-powered platforms specifically designed for the customer engagement domain to increase the level of their CX automation.

Verint is headquartered in Melville, New York, and has approximately 16 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of July 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.3%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended July 31, 2024 and 2023, and the condensed consolidated balance sheet as of July 31, 2024, are not audited but reflect all adjustments that, in the opinion of management, are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2024 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2024. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended July 31, 2024, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require greater disaggregation of a reporting entity’s effective tax rate reconciliation as well as income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, with early adoption and retrospective adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statement disclosures.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Recurring revenue:
Bundled SaaS revenue	$71,593	$62,066	$137,288	$121,519
Unbundled SaaS revenue	59,511	51,375	134,799	109,070
Total SaaS revenue	131,104	113,441	272,087	230,589
Optional managed services revenue	5,569	12,165	10,737	25,030
Support revenue	26,556	35,393	53,933	71,819
Total recurring revenue	163,229	160,999	336,757	327,438
Nonrecurring revenue:
Perpetual revenue	23,834	25,212	48,734	49,546
Professional services and other revenue	23,107	23,954	45,956	49,747
Total nonrecurring revenue	46,941	49,166	94,690	99,293
Total revenue	$210,170	$210,165	$431,447	$426,731

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	July 31, 2024	January 31, 2024
Accounts receivable, net	$156,953	$190,461
Contract assets, net	$77,875	$66,913
Long-term contract assets, net (included in other assets)	$38,208	$31,379
Contract liabilities	$231,459	$254,437
Long-term contract liabilities	$12,832	$10,581

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the six months ended July 31, 2024 and 2023. As of July 31, 2024, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 13% and Partner B was approximately 11%. As of January 31, 2024, Partner A and Partner B each accounted for approximately 14% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the six months ended July 31, 2024 and 2023 from amounts included in contract liabilities at the beginning of each period was $168.2 million and $174.9 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	July 31, 2024	January 31, 2024
Remaining performance obligations:
Expected to be recognized within 1 year	$425,468	$464,600
Expected to be recognized in more than 1 year	275,241	279,702
Total remaining performance obligations	$700,709	$744,302

3.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss)	$5,723	$(5,788)	$21,102	$(2,154)
Net income attributable to noncontrolling interests	192	212	330	551
Net income (loss) attributable to Verint Systems Inc.	5,531	(6,000)	20,772	(2,705)
Dividends on preferred stock	(4,080)	(5,200)	(9,280)	(10,400)
Net income (loss) attributable to Verint Systems Inc. for basic net loss per common share	1,451	(11,200)	11,492	(13,105)
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$1,451	$(11,200)	$11,492	$(13,105)

Weighted-average shares outstanding:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Basic	61,864	64,294	62,093	64,603
Dilutive effect of employee equity award plans	767	—	639	—
Dilutive effect of 2021 Notes	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	62,631	64,294	62,732	64,603

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.02	$(0.17)	$0.19	$(0.20)
Diluted	$0.02	$(0.17)	$0.18	$(0.20)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Common shares excluded from calculation:
Restricted and performance stock-based awards	734	1,477	1,234	1,779
Series A Preferred Stock	5,498	5,498	5,498	5,498
Series B Preferred Stock	3,980	3,980	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three and six months ended July 31, 2024, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes (as defined in Note 7, “Long-Term Debt”), to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes and Capped Calls appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net income (loss) per common share for the three and six months ended July 31, 2024 and 2023, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2024 and January 31, 2024:

	July 31, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$172,893	$—	$—	$172,893
Money market funds	34,454	—	—	34,454
U.S. Treasury bills	498	—	—	498
Total cash and cash equivalents	$207,845	$—	$—	$207,845

Short-term investments:
Bank time deposits	$782	$—	$—	$782
Total short-term investments	$782	$—	$—	$782

	January 31, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$155,504	$—	$—	$155,504
Money market funds	85,647	—	—	85,647
U.S. Treasury Bills	249	—	—	249
Total cash and cash equivalents	$241,400	$—	$—	$241,400

Short-term investments:
Bank time deposits	$686	$—	$—	$686
Total short-term investments	$686	$—	$—	$686

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2024 and 2023, proceeds from maturities and sales of short-term investments were $0.2 million and $2.4 million, respectively.

5.    BUSINESS COMBINATIONS, ASSET ACQUISITIONS, AND DIVESTITURES

Six Months Ended July 31, 2024

During the six months ended July 31, 2024, we completed two business combinations:

•In April 2024, we completed the acquisition of an AI-powered analytics company, including fourteen employees. Pursuant to the terms of the purchase agreement, the purchase price consisted of $8.8 million of cash paid at closing, contingent consideration with an estimated fair value of $3.4 million, and the acquisition date fair value of our previously held investment via a simple agreement for future equity (“SAFE”), which was approximately $1.7 million. Further discussion regarding this SAFE investment appears in Note 12, “Fair Value Measurements”. We recognized intangible assets of $5.2 million for developed technology, $0.2 million for the acquired customer relationships, and goodwill of $8.3 million. The acquisition qualified as a stock transaction for tax purposes. This transaction was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

•In May 2024, we completed the acquisition of a provider of cloud-based call-back solutions, including nine employees. This transaction resulted in the recognition of $3.4 million of goodwill, $0.3 million of acquired customer relationships, and $1.0 million of developed technology intangible assets, but was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

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

Revenue and net income (loss) attributable to this acquisition for the six months ended July 31, 2024 was not material.

Other Business Combination Information

For the three months ended July 31, 2024 and 2023, we recorded a charge of $0.2 million and benefit of $2.4 million, respectively, and for the six months ended July 31, 2024 and 2023, we recorded benefits of $0.2 million and $2.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on our historical business combinations achieving certain objectives and milestones. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $8.3 million at July 31, 2024, of which $3.6 million was recorded within accrued expenses and other current liabilities, and $4.7 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $0.8 million and $2.8 million for the three months ended July 31, 2024 and 2023, respectively, and $4.0 million and $3.1 million for the six months ended July 31, 2024 and 2023, respectively.

Asset Acquisition

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. The agreement also stipulates the establishment of additional milestone payments totaling $3.0 million, of which $2.0 million was deposited into a third-party escrow account in connection with the closing of the transaction. These milestone payments are contingent upon the successful delivery of the source code and the attainment of specific developmental objectives subject to reduction by certain amounts paid under a separate transition services agreement entered into by the parties. During the year ended January 31, 2024, we made $1.8 million in milestone payments to the seller, of which $0.8 million was released from the escrow account upon the achievement of certain source code delivery and integration milestones. During the six months ended July 31, 2024, we made an additional $0.5 million of integration milestone payments to the seller, which were released from the escrow account. The remaining $0.7 million of milestone payments remains in the third-party escrow account, is classified as restricted cash, and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet as of July 31, 2024.

The transaction also provides for additional consideration that is contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, with a minimum of $2.0 million guaranteed over the period, contingent upon achieving the milestones outlined above by the agreed upon dates, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the six months ended July 31, 2024, we made a $0.3 million noncontingent prepayment against the first period earn-out. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable.

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

We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the sale agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss and divestiture-related expenses were not material. As part of the transaction, we divested $6.5 million of cash, most of which was intended as reimbursement for certain liabilities assumed by the buyer, as well as $1.0 million of tangible net assets, $0.5 million of intangible assets, and $6.8 million of goodwill. The divested services business generated $6.4 million and $13.2 million of revenue during the three and six months ended July 31, 2023, respectively, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction. During the six months ended July 31, 2024, we received $2.5 million of the outstanding receivables as of the closing date.

In March 2023, we completed the sale of an insignificant product line that we inherited as part of a legacy acquisition and that no longer fit with our current business priorities or strategic direction. The total consideration for the sale was $0.7 million, which is payable to us in three equal installments through March 2025, the first installment of which was received in July 2023, and the second installment of which was received in February 2024. The transaction reduced goodwill by $0.3 million and intangible assets by $0.2 million and resulted in a gain of approximately $0.2 million during the six months ended July 31, 2023.

These divestitures did not meet the criteria to be reported as discontinued operations in our condensed consolidated financial statements as our decision to divest these businesses did not represent a strategic shift that would have a major effect on our operations and financial results.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and intangible assets of the businesses we divested which were removed from our condensed consolidated balance sheets, consisted of the following as of July 31, 2024 and January 31, 2024:

	July 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$457,470	$(420,255)	$37,215
Acquired technology	239,633	(220,860)	18,773
Trade names	3,729	(3,700)	29
Distribution network	2,440	(2,440)	—
Total intangible assets	$703,272	$(647,255)	$56,017

	January 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$455,184	$(412,587)	$42,597
Acquired technology	231,815	(217,006)	14,809
Trade names	3,727	(3,667)	60
Distribution network	2,440	(2,440)	—
Total intangible assets	$693,166	$(635,700)	$57,466

Total amortization expense recorded for acquisition-related intangible assets was $4.7 million and $8.3 million for the three months ended July 31, 2024 and 2023, respectively, and $9.1 million and $16.6 million for the six months ended July 31, 2024 and 2023, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2025 (remainder of year)	$8,787
2026	17,914
2027	14,120
2028	9,250
2029	4,323
2030 and thereafter	1,623
Total	$56,017

There were no impairments of acquired intangible assets during the six months ended July 31, 2024 and 2023.

Goodwill activity for the six months ended July 31, 2024 was as follows:

(in thousands)	Amount
Six Months Ended July 31, 2024:
Goodwill, gross, at January 31, 2024	$1,408,758
Accumulated impairment losses through January 31, 2024	(56,043)
Goodwill, net, at January 31, 2024	1,352,715
Foreign currency translation	4,827
Business combinations, including adjustments to prior period acquisitions	11,769
Goodwill, net, at July 31, 2024	$1,369,311

Balance at July 31, 2024
Goodwill, gross, at July 31, 2024	$1,425,354
Accumulated impairment losses through July 31, 2024	(56,043)
Goodwill, net, at July 31, 2024	$1,369,311

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2024.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2024 and January 31, 2024:

	July 31,	January 31,
(in thousands)	2024	2024
2021 Notes	$315,000	$315,000
Revolving Credit Facility	100,000	100,000
Less: unamortized debt discounts and issuance costs	(3,267)	(4,035)
Total debt	411,733	410,965
Less: current maturities	—	—
Long-term debt	$411,733	$410,965

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2024, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at July 31, 2024.

Based on the closing market price of our common stock on July 31, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2024, no Capped Calls have been exercised.

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

The Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan that was scheduled to mature on June 29, 2024 (the “Term Loan”) prior to being repaid by us in full, and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”) and is subject to increase and reduction from time to time according to the terms of the Credit Agreement. The majority of the proceeds from the Term Loan were used to repay all outstanding term loans under our prior credit agreement.

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

The Revolving Credit Facility matures on April 9, 2026, provided that the maturity date will be January 7, 2026 if on that date a principal amount in excess of $35.0 million of the 2021 Notes remains outstanding and that amount has not been cash collateralized. Borrowings outstanding under the Revolving Credit Facility were $100.0 million at July 31, 2024 and January 31, 2024, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). As of July 31, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.96%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of term loans, if any.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement, for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$197	$394	$394
Amortization of deferred debt issuance costs	447	443	893	886
Total Interest Expense — 2021 Notes	$644	$640	$1,287	$1,280

Borrowings under Credit Agreement:
Interest expense at contractual rates	$1,775	$1,697	$3,511	$3,347
Amortization of deferred debt issuance costs	179	183	351	387
Amortization of debt discounts	—	—	—	5
Losses on early retirements of debt	—	—	—	237
Total Interest Expense — Borrowings under Credit Agreement	$1,954	$1,880	$3,862	$3,976

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2024 and January 31, 2024:

	July 31,	January 31,
(in thousands)	2024	2024
Raw materials	$7,303	$4,402
Work-in-process	181	69
Finished goods	8,273	9,738
Total inventories	$15,757	$14,209

Other liabilities consisted of the following as of July 31, 2024 and January 31, 2024:

	July 31,	January 31,
(in thousands)	2024	2024
Unrecognized tax benefits, including interest and penalties	$74,295	$71,330
Other	15,343	14,290
Total other liabilities	$89,638	$85,620

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Foreign currency (losses) gains, net	$(1,934)	$(64)	$(2,471)	$173
Other, net	(962)	40	(923)	(173)
Total other expense, net	$(2,896)	$(24)	$(3,394)	$—

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2024 and 2023:

	Six Months Ended July 31,
(in thousands)	2024	2023
Cash paid for interest	$4,005	$4,211
Cash payments of income taxes, net	$13,073	$9,922
Cash payments for operating leases	$4,090	$10,175
Non-cash investing and financing transactions:
Finance leases of property and equipment	$595	$272
Accrued but unpaid purchases of property and equipment	$1,284	$806
Liabilities for contingent consideration in business combinations	$5,290	$—
Excise tax on share repurchases	$197	$414

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

For the three and six months ended July 31, 2024, we paid $9.7 million and $20.1 million of preferred stock dividends, respectively, $10.4 million of which was accrued as of January 31, 2024, and there were $1.3 million of cumulative undeclared and unpaid preferred stock dividends at July 31, 2024. There were no accrued dividends as of July 31, 2024. We reflected $4.1 million and $9.3 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net income (loss) attributable to Verint Systems Inc. common shares, for the three and six months ended July 31, 2024, respectively, and $5.2 million and $10.4 million of preferred stock dividends for the three and six months ended July 31, 2023, respectively.

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

As of July 31, 2024, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.5 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.3%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”). As of July 31, 2024, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock or the $50.25 conversion price of the Series B Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of July 31, 2024 and January 31, 2024, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of July 31, 2024, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at July 31, 2024 plus accrued and unpaid dividends. As of July 31, 2024, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $0.7 million.

Future Tranche Right

We determined that our obligation to issue and the Apax Investor’s obligation to purchase 200,000 shares of the Series B Preferred Stock in connection with the completion of the Spin-Off and the satisfaction of other customary closing conditions (the “Future Tranche Right”) met the definition of a freestanding financial instrument as the Future Tranche Right was legally detachable and separately exercisable from the Series A Preferred Stock. At issuance, we allocated a portion of the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at such time, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right was remeasured at fair value each reporting period until the settlement of the right (at the time of the issuance of the Series B Preferred Stock), and changes in its fair value were recognized as a non-cash charge or benefit within other income (expense), net on the condensed consolidated statements of operations.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the six months ended July 31, 2024 and 2023. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

No treasury stock remained outstanding at July 31, 2024 and January 31, 2024, respectively.

Stock Repurchase Programs

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the six months ended July 31, 2024, we completed our current stock repurchase program, acquiring approximately 1,701,000 shares of our common stock during the period for a cost of $53.1 million, including excise tax of $0.2 million. In addition to the repurchase program, we acquired an insignificant number of shares to facilitate income tax withholding or payments as described above. During the six months ended July 31, 2024, we retired all 1,701,000 shares, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act (“IRA”). The excise tax of $0.2 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the six months ended July 31, 2024.

During the six months ended July 31, 2023, we repurchased and retired 1,996,000 shares of our common stock for a cost of $74.1 million, including excise tax of $0.4 million.

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period. Please refer to Note 16, “Subsequent Event”, for more information regarding this stock repurchase program.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of July 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.3%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the six months ended July 31, 2024:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2024	$141	$(143,103)	$(142,962)
Other comprehensive (loss) income before reclassifications	(234)	5,661	5,427
Amounts reclassified out of accumulated other comprehensive income (loss)	37	—	37
Net other comprehensive (loss) income	(271)	5,661	5,390
Accumulated other comprehensive loss at July 31, 2024	$(130)	$(137,442)	$(137,572)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations, with presentation location, for the three and six months ended July 31, 2024 and 2023 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023	Financial Statement Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$—	$(2)	$—	$(4)	Cost of recurring revenue
	1	(17)	4	(37)	Cost of nonrecurring revenue
	8	(122)	29	(262)	Research and development, net
	3	(55)	12	(120)	Selling, general and administrative
	12	(196)	45	(423)	Total, before income taxes
	(2)	35	(8)	74	(Provision for) benefit from income taxes
	$10	$(161)	$37	$(349)	Total, net of income taxes

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2024, we recorded an income tax provision of $4.3 million on pretax income of $10.0 million, which represented an effective income tax rate of 42.6%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

For the three months ended July 31, 2023, we recorded an income tax benefit of $2.5 million on pretax loss of $8.3 million, which represented an effective income tax rate of 30.5%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

For the six months ended July 31, 2024, we recorded an income tax provision of $12.2 million on pretax income of $33.3 million, which represented an effective income tax rate of 36.7%. The effective tax rate differs from the U.S. federal statutory rate of 21% due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

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

We had unrecognized income tax benefits of $82.7 million and $83.3 million (excluding interest and penalties) as of July 31, 2024 and January 31, 2024, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $8.8 million and $6.4 million at July 31, 2024 and January 31, 2024, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2024 could decrease by approximately $8.1 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2024 and January 31, 2024:

	July 31, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,454	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	498	—	—
Foreign currency forward contracts	—	4	—
Contingent consideration receivable	—	—	2,457
Total assets	$34,952	$4	$2,457
Liabilities:
Foreign currency forward contracts	$—	$159	$—
Contingent consideration — business combinations	—	—	8,304
Total liabilities	$—	$159	$8,304

	January 31, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,647	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	249	—	—
Foreign currency forward contracts	—	183	—
Contingent consideration receivable	—	—	2,685
Total assets	$85,896	$183	$2,685
Liabilities:
Foreign currency forward contracts	$—	$11	$—
Contingent consideration — business combinations	—	3,750	3,511
Total liabilities	$—	$3,761	$3,511

On January 31, 2024, we completed the sale of a service business for manual quality managed services for no upfront cash consideration. We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The fair value of the contingent consideration receivable was $2.5 million as of July 31, 2024, which is included within other assets on our condensed consolidated balance sheets. During the six months ended July 31, 2024, we did not receive any contingent consideration payments, and we recorded a charge of $0.2 million for the change in the estimated fair value of this contingent receivable.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2024 and 2023:

	Six Months Ended July 31,
(in thousands)	2024	2023
Fair value measurement at beginning of period	$3,511	$12,717
Contingent consideration liabilities recorded for business combinations	5,290	—
Changes in fair values, recorded in operating expenses	(188)	(2,178)
Payments of contingent consideration	(293)	(3,064)
Foreign currency translation and other	(16)	403
Fair value measurement at end of period	$8,304	$7,878

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2024 and 2023.

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 5.3% to 6.4%, with a weighted average discount rate of 6.1% in our calculation of the estimated fair values of our contingent consideration liabilities as of July 31, 2024. We utilized discount rates ranging from 9.6% to 11.2%, with a weighted average discount rate of 9.8% in our calculation of the estimated fair value of our contingent consideration asset as of July 31, 2024. We utilized discount rates ranging from 5.8% to 6.4%, with a weighted average discount rate of 6.2% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2024. We utilized discount rates ranging from 7.5% to 8.9%, with a weighted average discount rate of 7.8% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2024.

As of January 31, 2024, $3.8 million of the fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2024, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. Payments of contingent consideration earned under this agreement were $3.8 million and there was no change in the fair value of the remaining contingent consideration obligation associated with this business combination for the six months ended July 31, 2024.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at July 31, 2024 and January 31, 2024. On April 27, 2023, we repaid in full the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. The estimated fair value of borrowings under our Revolving Credit Facility is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at July 31, 2024 and January 31, 2024 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $297.0 million and $281.0 million at July 31, 2024 and January 31, 2024, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

In March 2023, we invested approximately $1.1 million in a privately-held company via a SAFE. In July 2023, we made a second SAFE investment of $0.5 million, and in January 2024, we made a third SAFE investment of $0.1 million for a total investment of approximately $1.7 million. The SAFE provided that, upon the completion by such company of a qualified equity financing, we would automatically receive the number of shares of capital stock of such company equal to the SAFE purchase amount divided by the Discount Price (as such term is defined in the SAFE). If there was a liquidity event affecting such company, such as a change in control or initial public offering, we would receive a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares of common stock of such company equal to the SAFE purchase amount divided by the Liquidity Price (as such term is defined in the SAFE). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and was included within other assets on the condensed consolidated balance sheets as of January 31, 2024. During the three months ended April 30, 2024, we completed the acquisition of this company. The approximately $1.7 million acquisition date fair value of the SAFE was included in the measurement of the consideration transferred. The company and its results of operations are now consolidated in our condensed consolidated financial statements, and the SAFE investment was removed from our condensed consolidated balance sheet as of April 30, 2024. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” for further discussion related to this acquisition.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $4.7 million as of July 31, 2024, of which $0.3 million was remeasured to fair value based on an observable transaction during the three months ended July 31, 2024. These investments are included within other assets on the condensed consolidated balance sheets. An unrealized loss of $0.5 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the condensed consolidated statement of operations for the three months ended July 31, 2024. As of January 31, 2024, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2024. We did not recognize any impairments during the three and six months ended July 31, 2024 and 2023.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.4 million and $6.3 million as of July 31, 2024 and January 31, 2024, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2024 and January 31, 2024 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2024	2024
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$4	$183
Total derivative assets		$4	$183

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$159	$11
Total derivative liabilities		$159	$11

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statement of operations for the three and six months ended July 31, 2024 and 2023 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Net losses recognized in AOCL:
Foreign currency forward contracts	$(49)	$(103)	$(282)	$(453)

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$12	$(196)	$45	$(423)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at July 31, 2024 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue — recurring	$1,143	$686	$1,692	$982
Cost of revenue — nonrecurring	1,031	690	1,564	830
Research and development, net	4,464	3,466	8,007	5,793
Selling, general and administrative	17,108	14,279	30,504	26,495
Total stock-based compensation expense	$23,746	$19,121	$41,767	$34,100

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Restricted stock units and restricted stock awards	$20,172	$17,404	$36,680	$30,840
Stock bonus program and bonus share program	3,603	1,938	5,104	3,316
Total equity-settled awards	23,775	19,342	41,784	34,156
Phantom stock units (cash-settled awards)	(29)	(221)	(17)	(56)
Total stock-based compensation expense	$23,746	$19,121	$41,767	$34,100

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the six months ended July 31, 2024 and 2023:

	Six Months Ended July 31,
	2024		2023
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,658	$43.29	2,230	$52.42
Granted	2,472	$29.60	1,859	$37.20
Released	(951)	$43.80	(836)	$46.44
Forfeited	(207)	$48.16	(104)	$45.05
Ending balance	3,972	$34.39	3,149	$45.27

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2024, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the six months ended July 31, 2024 and 2023 (these amounts are also included in the Award Activity Table above for 2024 and 2023):

	Six Months Ended July 31,
(in thousands)	2024	2023
Beginning balance	532	532
Granted	358	277
Released	(160)	(230)
Forfeited	(85)	(14)
Ending balance	645	565

Excluding PSUs, we granted 2,114,000 RSUs during the six months ended July 31, 2024.

As of July 31, 2024, there was approximately $96.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

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

For bonuses in respect of the year ended January 31, 2024, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15% approved for awards under our stock bonus program. During the three months ended July 31, 2024, we issued approximately 18,000 shares under the stock bonus program and 178,000 shares under the bonus share program, in respect of the year ended January 31, 2024.

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2024 and 2023 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Six Months Ended July 31,
(in thousands)	2024	2023
Shares in lieu of cash bonus — granted and released (not included in Award Activity Table above)	18	27
Shares in respect of discount (included in Award Activity Table above):
Granted	0	0
Released	0	2

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

The combined accrued liabilities for these two programs were $4.9 million and $5.8 million at July 31, 2024 and January 31, 2024, respectively.

15.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Former CTI Litigation

We were previously party to a legal action before the Tel Aviv District Court in Israel regarding the suspension of stock option exercises by us and our former parent company, Comverse Technology, Inc. (“CTI”) in periods prior to 2010. In July 2022, the parties reached an agreement to settle the matter. The settlement agreement was approved by the court in February 2023. Under the terms of the settlement agreement, former affiliates of CTI agreed to pay a total of $16.0 million in three installments as compensation to the plaintiff class. We agreed to guarantee the payments under the terms of an associated guaranty agreement if not paid by the primary obligors. As of July 31, 2024, all installments had been paid by the former affiliates of CTI and the guarantee obligations were not triggered. There was no impact to our condensed consolidated statements of operations.

Former Unfair Competition Litigation and Related Investigation

We were previously party to federal civil litigation matters in the Eastern District of Michigan and the District of Delaware regarding certain trademark, advertising, contract, and competition claims associated with the ForeSee Results, Inc. business we acquired in December 2018. In June 2023, the parties signed a definitive settlement agreement under which we paid $9.0 million to the plaintiffs, and which provided that the settlement did not constitute a ruling on the merits, an admission as to any issue of fact or principle of law, or an admission of liability or wrongdoing by either us or the plaintiffs.

The U.S. Attorney’s Office for the Eastern District of Michigan’s Civil Division (“USAO”) also conducted a False Claims Act investigation concerning certain contractual obligations we inherited in the ForeSee acquisition. This investigation was prompted by the same group of plaintiffs in the civil litigation discussed above. In July 2023, the parties signed a definitive settlement agreement under which we paid $7.0 million to the government (a portion of which was payable by the government to the plaintiffs who prompted the proceeding), and which provided that it was not an admission of liability by us.

As of January 31, 2023, we recognized a $7.0 million legal settlement liability in respect of the USAO matter and a $3.5 million legal settlement liability in respect of these civil litigation matters within accrued expenses and other current liabilities, and a corresponding insurance recovery receivable in prepaid expenses and other current assets on our consolidated balance sheets. These loss accruals and insurance recoveries were offset within selling, general and administrative expenses in our consolidated statements of operations for the year ended January 31, 2023, resulting in no impact on our consolidated statements of operations.

The incremental settlement costs of $5.5 million related to these civil litigation matters as a result of the settlement described above was included within selling, general and administrative expenses in our consolidated statement of operations for the year ended January 31, 2024. We reached a final settlement with one of our insurance carriers for a total cumulative insurance recovery of $14.5 million for the losses we incurred related to these actions, which offset settlement and legal expenses during the year ended January 31, 2023. We collected $2.0 million during the year ended January 31, 2023 and $12.5 million during the year ended January 31, 2024.

We are a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of any such current matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

16.   SUBSEQUENT EVENT

Stock Repurchase Program

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period. We may utilize a number of different methods to effect the repurchases, including open market purchases, which may include, without limitation, round lot or block transactions, including through one or more accelerated stock repurchase plans or pursuant to the terms of one or more repurchase plans in accordance with Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock.

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

Verint is headquartered in Melville, New York, and has approximately 16 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe.

Key Trends

We believe there are three key market trends that are benefiting Verint today: enterprise adoption of AI and CX automation, a changing workforce, and elevated customer expectations.

•Enterprise Adoption of AI and CX Automation: We believe that AI is at or near the top of the list of investment priorities for most enterprises and customer engagement presents one of the best opportunities for brands to achieve significant ROI by investing in CX automation. Brands today are challenged to delight their customers while facing limited budgets and resources. As a result, organizations are turning to AI-powered platforms specifically designed for the customer engagement domain to increase the level of their CX automation. Recent advancements in AI technology have enabled Verint to deliver a large team of AI-powered bots and an open platform specifically designed to help brands increase CX automation.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2024.

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

Quality Managed Services Divestiture

On January 31, 2024, we completed the sale of a services business for manual quality managed services. Today, our platform includes an AI-powered solution for automating the quality monitoring process. We expect our customers to adopt AI over time and believe that a people-centric managed services offering is no longer core to our offering. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss. The divested services business generated $6.4 million and $13.2 million of revenue during the three and six months ended July 31, 2023, respectively, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$210,170	$210,165	$431,447	$426,731
Operating income (loss)	$13,870	$(7,512)	$38,315	$1,260
Net income (loss) attributable to Verint Systems Inc. common shares	$1,451	$(11,200)	$11,492	$(13,105)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.02	$(0.17)	$0.19	$(0.20)
Diluted	$0.02	$(0.17)	$0.18	$(0.20)

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Our revenue was flat at $210.2 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, with a $2.2 million increase in recurring revenue offset by a $2.2 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 69%, 20%, and 11% of our total revenue, respectively, in the three months ended July 31, 2024, compared to approximately 68%, 21%, and 11%, respectively, in the three months ended July 31, 2023. Further details of changes in revenue are provided below.

We reported operating income of $13.9 million in the three months ended July 31, 2024 compared to an operating loss of $7.5 million in the three months ended July 31, 2023. The increase in operating income was primarily due to a $4.1 million increase in gross profit, from $141.3 million to $145.4 million, and a $17.3 million decrease in operating expenses, from $148.8 million to $131.5 million. The decrease in operating expenses consisted of a $15.2 million decrease in selling, general and administrative expenses, and a $3.4 million decrease in amortization of other acquired intangible assets, partially offset by a $1.3 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $1.5 million and diluted net income per common share was $0.02 in the three months ended July 31, 2024 compared to a net loss attributable to Verint Systems Inc. common shares of $11.2 million and diluted net loss per common share of $0.17 in the three months ended July 31, 2023. The increase in net income attributable to Verint Systems Inc. common shares in the three months ended July 31, 2024 was primarily due to a $21.4 million increase in operating income as described above and a $1.1 million decrease in dividends on preferred stock, partially offset by a $6.8 million increase in our provision for income taxes, and a $3.1 million increase in total other expense, net. Further details of these changes are provided below.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Our revenue increased approximately $4.7 million, from $426.7 million in the six months ended July 31, 2023 to $431.4 million in the six months ended July 31, 2024. The increase consisted of a $9.3 million increase in recurring revenue, partially offset by a $4.6 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC regions represented approximately 71%, 19%, and 10% of our total revenue, respectively, in the six months ended July 31, 2024, compared to approximately 69%, 20%, and 11%, respectively, in the six months ended July 31, 2023. Further details of changes in revenue are provided below.

We reported operating income of $38.3 million in the six months ended July 31, 2024 compared to operating income of $1.3 million in the six months ended July 31, 2023. The increase in operating income was primarily due to a $13.4 million increase in gross profit, from $289.5 million to $302.9 million, and a $23.6 million decrease in operating expenses, from $288.2 million to $264.6 million. The decrease in operating expenses consisted of $23.2 million decrease in selling, general and administrative expenses, and a $6.6 million decrease in amortization of other acquired intangible assets, partially offset by $6.2 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $11.5 million and diluted net income per common share was $0.18 in the six months ended July 31, 2024 compared to a net loss attributable to Verint Systems Inc. common shares of $13.1 million and diluted net loss per common share of $0.20 in the six months ended July 31, 2023. The increase in net income attributable to Verint Systems Inc. common shares in the six months ended July 31, 2024 was primarily due to a $37.0 million increase in operating income as described above, a $1.1 million decrease in dividends on preferred stock, and a $0.3 million decrease in net income attributable to noncontrolling interests, partially offset by a $10.4 million increase in our provision for income taxes, and a $3.4 million increase in total other expense, net. Further details of these changes are provided below.

As of July 31, 2024, we employed approximately 3,700 employees plus a few hundred contractors, as compared to approximately 4,100 employees plus a few hundred contractors at July 31, 2023. The majority of the headcount reduction from the prior period was related to the divestment of our services business for manual quality managed services during the three months ended January 31, 2024. Refer to the “Results of Operations—Quality Managed Services Divestiture” section above for further details regarding the divestiture.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.

When comparing average exchange rates for the three months ended July 31, 2024 to average exchange rates for the three months ended July 31, 2023, the U.S. dollar strengthened relative to the Israeli shekel and the euro and weakened relative to the British pound sterling, resulting in an overall decrease in our revenue and our expenses on a U.S. dollar-denominated basis. For the three months ended July 31, 2024, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2023, our revenue would have been approximately $0.2 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $0.7 million higher, which would have resulted in a $0.5 million decrease in our operating income.

When comparing average exchange rates for the six months ended July 31, 2024 to average exchange rates for the six months ended July 31, 2023, the U.S. dollar strengthened relative to the Israeli shekel, the Australian dollar, and the euro and weakened relative to the British pound sterling, resulting in an overall decrease in our revenue and our expenses on a U.S. dollar-denominated basis. For the six months ended July 31, 2024, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2023, our revenue would have been approximately $0.1 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $0.9 million higher, which would have resulted in a $0.8 million decrease in our operating income.

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

The following table sets forth revenue by category for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Recurring revenue
Bundled SaaS revenue	$71,593	$62,066	15%	$137,288	$121,519	13%
Unbundled SaaS revenue	59,511	51,375	16%	134,799	109,070	24%
Total SaaS revenue	131,104	113,441	16%	272,087	230,589	18%
Optional managed services revenue	5,569	12,165	(54)%	10,737	25,030	(57)%
Support revenue	26,556	35,393	(25)%	53,933	71,819	(25)%
Total recurring revenue	163,229	160,999	1%	336,757	327,438	3%
Nonrecurring revenue
Perpetual revenue	23,834	25,212	(5)%	48,734	49,546	(2)%
Professional services and other revenue	23,107	23,954	(4)%	45,956	49,747	(8)%
Total nonrecurring revenue	46,941	49,166	(5)%	94,690	99,293	(5)%
Total revenue	$210,170	$210,165	—%	$431,447	$426,731	1%

Recurring Revenue

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Recurring revenue increased approximately $2.2 million, or 1%, from $161.0 million in the three months ended July 31, 2023 to $163.2 million in the three months ended July 31, 2024. The increase consisted of a $17.6 million increase in SaaS revenue, partially offset by a $8.8 million decrease in support revenue and a $6.6 million decrease in optional managed services revenue. The increase in SaaS revenue was due to increases in both bundled and unbundled SaaS revenue. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The increase in unbundled SaaS revenue was primarily due to increased renewal and expansion transactions, as well as an increase in multi-year contracts. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily attributable to the divestiture of a manual quality managed services business on January 31, 2024. The divested services business generated $6.4 million of revenue during the three months ended July 31, 2023, with no corresponding revenue in the current period.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Recurring revenue increased approximately $9.4 million, or 3%, from $327.4 million in the six months ended July 31, 2023 to $336.8 million in the six months ended July 31, 2024. The increase consisted of a $41.5 million increase in SaaS revenue, partially offset by a $17.8 million decrease in support revenue and a $14.3 million decrease in optional managed services revenue. The increase in SaaS revenue was due to increases in both bundled and unbundled SaaS revenue. The increase in unbundled SaaS revenue was primarily due to increased renewal and expansion transactions, as well as an increase in multi-year contracts. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily attributable to the divestiture of a manual quality managed services business on January 31, 2024. The divested services business generated $13.2 million of revenue during the six months ended July 31, 2023, with no corresponding revenue in the current period.

We expect our revenue mix to continue to shift to our SaaS offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises solutions to SaaS offerings, with an increasing portion of the mix coming from our bundled SaaS offerings (including our AI-powered solutions) over time. Bundled SaaS revenue is generally recognized ratably over the subscription term, while unbundled SaaS revenue is typically recognized upfront upon delivery of the license keys, or when the license term commences, if later. As a result, our revenue may fluctuate from period to period due to the revenue mix in each period, which is influenced by customer buying preferences. When the percentage of unbundled SaaS to bundled SaaS sold or renewed in a period increases, revenue from such transactions will generally be higher in that period (and lower in future periods) than if the percentage of bundled SaaS to unbundled SaaS were higher. Additionally, a multi-year unbundled SaaS contract will generally result in greater revenue recognition upfront than a one-year unbundled SaaS contract.

While we continue to see significant demand for our solutions as our customers are looking to purchase AI-powered solutions, we believe that current macroeconomic factors, as described above, are impacting customer and partner spending decisions.

Nonrecurring Revenue

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Nonrecurring revenue decreased approximately $2.3 million, or 5%, from $49.2 million in the three months ended July 31, 2023 to $46.9 million in the three months ended July 31, 2024. The decrease consisted of a $1.4 million decrease in perpetual revenue, and a $0.9 million decrease in professional services and other revenue. The decrease in perpetual revenue was primarily due to a continued shift in spending by our customers towards our SaaS solutions, partially offset by an increase in demand for our offerings that include hardware with embedded software. The decrease in professional services and other revenue was primarily due to a decrease in implementation services as a result of the overall shift in our business to a cloud-based model.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Nonrecurring revenue decreased approximately $4.6 million, or 5%, from $99.3 million in the six months ended July 31, 2023 to $94.7 million in the six months ended July 31, 2024. The decrease consisted of a $3.8 million decrease in professional services and other revenue, and a $0.8 million decrease in perpetual revenue. The decrease in professional services and other revenue was primarily due to a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. The decrease in perpetual revenue was primarily due to a continued shift in spending by our customers towards our SaaS solutions, partially offset by an increase in demand for our offerings that include hardware with embedded software.

Cost of Revenue

The following table sets forth the cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Cost of recurring revenue	$36,303	$39,567	(8)%	$72,226	$79,210	(9)%
Cost of nonrecurring revenue	26,800	27,372	(2)%	53,280	54,167	(2)%
Amortization of acquired technology	1,641	1,937	(15)%	2,999	3,902	(23)%
Total cost of revenue	$64,744	$68,876	(6)%	$128,505	$137,279	(6)%

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

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Cost of recurring revenue decreased approximately $3.3 million, or 8%, from $39.6 million in the three months ended July 31, 2023 to $36.3 million in the three months ended July 31, 2024. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of the divestiture mentioned above, partially offset by an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base. Our recurring revenue gross margins increased from 75% in the three months ended July 31, 2023 to 78% in the three months ended July 31, 2024, primarily due to a favorable change in offering mix as SaaS revenue carries higher gross margins than our optional managed services and support revenue, and a decrease in recurring costs.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Cost of recurring revenue decreased approximately $7.0 million, or 9%, from $79.2 million in the six months ended July 31, 2023 to $72.2 million in the six months ended July 31, 2024. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of the divestiture mentioned above, partially offset by an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base. Our recurring revenue gross margins increased from 76% in the six months ended July 31, 2023 to 79% in the six months ended July 31, 2024, primarily due to a favorable change in offering mix as SaaS revenue carries higher gross margins than our optional managed services and support revenue, and a decrease in recurring costs.

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

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Cost of nonrecurring revenue decreased approximately $0.6 million, or 2%, from $27.4 million in the three months ended July 31, 2023 to $26.8 million in the three months ended July 31, 2024. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings. Our nonrecurring gross margins decreased from 44% in the three months ended July 31, 2023 to 43% in the three months ended July 31, 2024, primarily due to lower perpetual license revenue driven by the continued shift in spending by our customers towards our SaaS offerings.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Cost of nonrecurring revenue decreased approximately $0.9 million, or 2%, from $54.2 million in the six months ended July 31, 2023 to $53.3 million in the six months ended July 31, 2024. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings. Our nonrecurring gross margins decreased from 45% in the six months ended July 31, 2023 to 44% in the six months ended July 31, 2024, primarily due to lower perpetual license revenue driven by the continued shift in spending by our customers towards our SaaS offerings.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Amortization of acquired technology decreased approximately $0.3 million, or 15%, from $1.9 million in the three months ended July 31, 2023 to $1.6 million in the three months ended July 31, 2024. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Amortization of acquired technology decreased approximately $0.9 million, or 23%, from $3.9 million in the six months ended July 31, 2023 to $3.0 million in the six months ended July 31, 2024. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

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

The following table sets forth R&D for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Research and development, net	$35,358	$34,057	4%	$72,088	$65,839	9%

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. R&D increased approximately $1.3 million, or 4%, from $34.1 million in the three months ended July 31, 2023 to $35.4 million in the three months ended July 31, 2024. This increase was primarily attributable to a $1.3 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount, and a $1.0 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, partially offset by a $1.1 million increase in the capitalization of software development costs.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. R&D increased approximately $6.3 million, or 9%, from $65.8 million in the three months ended July 31, 2023 to $72.1 million in the three months ended July 31, 2024. This increase was primarily attributable to a $5.3 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount, a $2.2 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, and a $1.6 million increase in cloud-based R&D infrastructure costs, partially offset by a $2.2 million increase in the capitalization of software development costs, and a $1.1 million decrease in asset impairment charges related to a cloud-based IT infrastructure realignment project that was substantially completed during the year ended January 31, 2024.

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

The following table sets forth SG&A for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Selling, general and administrative	$93,178	$108,374	(14)%	$186,454	$209,653	(11)%

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. SG&A decreased approximately $15.2 million, or 14%, from $108.4 million in the three months ended July 31, 2023 to $93.2 million in the three months ended July 31, 2024. This decrease was primarily due to an $11.8 million decrease in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project that was substantially completed during the year ended January 31, 2024, a decrease of $5.7 million in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year, a decrease of $2.0 million in employee compensation and related expenses primarily due to a decrease in headcount, and a $1.7 million decrease in marketing-related expenses, partially offset by a $2.8 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, and a $0.9 million increase in contractor costs. SG&A was also impacted by a $2.6 million charge due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $2.4 million in the three months ended July 31, 2023 to a net charge of $0.2 million during the three months ended July 31, 2024, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. SG&A decreased approximately $23.2 million, or 11%, from $209.7 million in the six months ended July 31, 2023 to $186.5 million in the six months ended July 31, 2024. This decrease was primarily due to a $14.6 million decrease in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project that was substantially completed during the year ended January 31, 2024, a $7.5 million decrease in professional services expense primarily due to reaching settlement in the prior year regarding certain legal matters discussed in Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements included under Part I, Item 1 of this report, a decrease of $6.0 million in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year, and a decrease of $2.3 million in employee compensation and related expenses primarily due to a decrease in headcount, partially offset by a $4.0 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, and a $1.2 million increase in contractor costs. SG&A was also impacted by a $2.0 million charge due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $2.2 million in the six months ended July 31, 2023 to a net benefit of $0.2 million during the six months ended July 31, 2024, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth the amortization of other acquired intangible assets for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Amortization of other acquired intangible assets	$3,020	$6,370	(53)%	$6,085	$12,700	(52)%

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Amortization of other acquired intangible assets decreased approximately $3.4 million, or 53%, from $6.4 million in the three months ended July 31, 2023 to $3.0 million in the three months ended July 31, 2024. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Amortization of other acquired intangible assets decreased approximately $6.6 million, or 52%, from $12.7 million in the six months ended July 31, 2023 to $6.1 million in the six months ended July 31, 2024. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Interest income	$1,596	$1,808	(12)%	$3,574	$3,790	(6)%
Interest expense	(2,593)	(2,604)	—%	(5,184)	(5,385)	(4)%
Other (expense) income:
Foreign currency (losses) gains, net	(1,934)	(64)	*	(2,471)	173	*
Other, net	(962)	40	*	(923)	(173)	*
Total other expense, net	(2,896)	(24)	*	(3,394)	—	*
Total other expense, net	$(3,893)	$(820)	*	$(5,004)	$(1,595)	*

* Percentage is not meaningful.

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Total other expense, net, increased by $3.1 million from $0.8 million in the three months ended July 31, 2023 to $3.9 million in the three months ended July 31, 2024.

Interest income decreased from $1.8 million in the three months ended July 31, 2023 to $1.6 million in the three months ended July 31, 2024 due to lower balances of our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

We recorded $1.9 million of net foreign currency losses in the three months ended July 31, 2024, and $0.1 million of net foreign currency losses in the three months ended July 31, 2023. Our foreign currency losses in the current period were primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling.

We recorded $1.0 million of expense within other, net in the three months ended July 31, 2024, primarily due to the recognition of a $0.5 million unrealized loss from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Total other expense, net, increased by $3.4 million from $1.6 million in the six months ended July 31, 2023 to $5.0 million in the six months ended July 31, 2024.

Interest income decreased from $3.8 million in the six months ended July 31, 2023 to $3.6 million in the six months ended July 31, 2024 due to lower balances of our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

Interest expense decreased from $5.4 million in the six months ended July 31, 2023 to $5.2 million in the six months ended July 31, 2024 primarily due to $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan that were written off and were included within interest expense on our condensed consolidated statement of operations for the six months ended July 31, 2023. Further discussion regarding our borrowings appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $2.5 million of net foreign currency losses in the six months ended July 31, 2024, and $0.2 million of net foreign currency gains in the six months ended July 31, 2023. Our foreign currency loss in the current period was primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling as well as the collection of a long-standing foreign withholding tax receivable.

We recorded $0.9 million of expense within other, net in the six months ended July 31, 2024, primarily due to the recognition of a $0.5 million unrealized loss from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Provision for income taxes	$4,254	$(2,544)	*	$12,209	$1,819	*

* Percentage is not meaningful.

Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023. Our effective income tax rate was 42.6% for the three months ended July 31, 2024, compared to an effective income tax rate of 30.5% for the three months ended July 31, 2023.

For the three months ended July 31, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $4.3 million on pretax income of $10.0 million, which represented an effective income tax rate of 42.6%.

For the three months ended July 31, 2023, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax benefit of $2.5 million on pretax loss of $8.3 million, which represented an effective income tax rate of 30.5%.

Six Months Ended July 31, 2024 compared to Six Months Ended July 31, 2023. Our effective income tax rate was 36.7% for the six months ended July 31, 2024, compared to an effective income tax rate of negative 543.0% for the six months ended July 31, 2023.

For the six months ended July 31, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $12.2 million on pretax income of $33.3 million, which represented an effective income tax rate of 36.7%.

For the six months ended July 31, 2023, the effective tax rate varies significantly from the U.S. federal statutory rate of 21% primarily due to the impact of recurring discrete income tax adjustments against the near break-even pretax loss. In addition, the effective tax rate differs from the U.S. federal statutory rate of 21% due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $1.8 million on pretax loss of $0.3 million, which represented a negative effective income tax rate of 543.0%.

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

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock”). The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of July 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.3%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business combinations and asset acquisitions, including approximately $10.4 million of net cash expended for business combinations and asset acquisitions during the six months ended July 31, 2024. During the six months ended July 31, 2024, we completed the acquisitions of an AI-powered analytics company and a provider of cloud-based call-back solutions. These transactions were not material to our condensed consolidated financial statements. There were no business combinations or asset acquisitions during the six months ended July 31, 2023. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations and asset acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $167.2 million and $143.1 million as of July 31, 2024 and January 31, 2024, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.2 million, at July 31, 2024 and January 31, 2024.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of July 31, 2024, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2024 and January 31, 2024:

	July 31,	January 31,
(in thousands)	2024	2024
Cash and cash equivalents	$207,845	$241,400
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	819	1,269
Short-term investments	782	686
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$209,446	$243,355
Total debt, including current portions	$411,733	$410,965

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

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2024 and 2023:

	Six Months Ended July 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$64,580	$63,332
Net cash used in investing activities	(21,727)	(15,821)
Net cash used in financing activities	(77,478)	(99,570)
Effect of foreign currency exchange rate changes on cash and cash equivalents	620	1,257
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(34,005)	$(50,802)

Our financing activities used $77.5 million of net cash and our investing activities used $21.7 million of net cash during the six months ended July 31, 2024, which was partially offset by $64.6 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $64.6 million of net cash during the six months ended July 31, 2024, compared to $63.3 million generated during the six months ended July 31, 2023. Our operating cash flow in the current period increased primarily due to higher net income adjusted for non-cash expenses as a result of higher operating income partially offset by a decrease in non-cash expenses primarily driven by lower depreciation expenses as a result of our workplace modifications and changes in our operating assets and liabilities.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the six months ended July 31, 2024, our investing activities used $21.7 million of net cash, consisting primarily of $13.6 million of payments for property, equipment and capitalized software development, and $10.4 million of net cash utilized for business combinations and asset acquisitions, partially offset by $2.3 million of net proceeds from the divestiture of our manual quality managed services business during the three months ended January 31, 2024.

During the six months ended July 31, 2023, our investing activities used $15.8 million of net cash, consisting primarily of $12.9 million of payments for property, equipment and capitalized software development costs, a $1.6 million investment in a privately-held company, $0.9 million of net cash utilized for business combinations and asset acquisitions, and $0.8 million of net purchases of short-term investments, partially offset by a $0.3 million decrease in restricted bank time deposits during the period.

We had no significant commitments for capital expenditures at July 31, 2024.

Net Cash Used in Financing Activities

For the six months ended July 31, 2024, our financing activities used $77.5 million of net cash, consisting primarily of $52.9 million of payments to repurchase common stock, $20.1 million of payments of Preferred Stock dividends, $3.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.2 million of finance lease payments and other financing obligations, $0.2 million paid for debt-related issuance fees, and a $0.2 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $0.2 million of cash received related to the sale of an insignificant product line in March 2023.

For the six months ended July 31, 2023, our financing activities used $99.6 million of net cash, primarily due to $100.0 million of repayments of borrowings under our Term Loan, $74.3 million of payments to repurchase common stock, $20.8 million of payments of Preferred Stock dividends, $2.6 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.0 million of finance lease payments, a $0.5 million distribution to a noncontrolling shareholder of one of our subsidiaries and $0.2 million paid for debt-related issuance fees, partially offset by $100.0 million of proceeds from borrowings under our Revolving Credit Facility.

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

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the current stock repurchase program. During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares of our common stock for a cost of $124.4 million, including an excise tax of $0.8 million under the current stock repurchase program, as well as approximately 1,000 shares to facilitate income tax withholding or payments. During the six months ended July 31, 2024, we completed our current stock repurchase program, acquiring approximately 1,701,000 shares of our common stock during the period at a cost of $53.1 million, including excise tax of $0.2 million. In addition to the repurchase program, we acquired an insignificant number of shares to facilitate income tax withholding or payments. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax of $0.2 million was recognized as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders' equity during the six months ended July 31, 2024. Repurchases were funded with available cash in the United States.

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period Please refer to Note 16, “Subsequent Event”, in Part I, Item 1 of this report for more information regarding this stock repurchase program.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2024, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on July 31, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2024, no Capped Calls have been exercised.

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

The Credit Agreement currently provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan that was scheduled to mature on June 29, 2024 (the “Term Loan”) prior to being repaid by us in full, and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”), and is subject to increase and reduction from time to time according to the terms of the Credit Agreement.

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

The Revolving Credit Facility matures on April 9, 2026, provided that the maturity date will be January 7, 2026 if on that date a principal amount in excess of $35.0 million of the 2021 Notes remains outstanding and that amount has not been cash collateralized. Borrowings under the Revolving Credit Facility were $100.0 million at July 31, 2024, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of July 31, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.96%. In addition, we are required to pay a commitment fee with respect to unused availability under the

Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility were used to repay the outstanding balance of the Term Loan.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At July 31, 2024, our Leverage Ratio was approximately 1.0 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of July 31, 2024, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2024. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 15, “Leases”, in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of July 31, 2024, our total operating lease liabilities were $35.9 million, of which $5.6 million is included within accrued expenses and other current liabilities (current portions), and $30.3 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our condensed consolidated balance sheet at July 31, 2024 included $74.3 million of non-current tax reserves (including interest and penalties of $8.8 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations and Asset Acquisitions

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2024, we made $4.0 million of payments under contingent consideration arrangements. As of July 31, 2024, potential future cash payments, subsequent to July 31, 2024 under contingent consideration arrangements totaled $25.7 million, the estimated fair value of which was $8.3 million, of which $3.6 million was recorded within accrued expenses and other current liabilities, and $4.7 million was recorded within other liabilities. The performance periods associated with these potential payments extend through January 2027.

In July 2023, we entered into an agreement to acquire source code that qualifies as an asset acquisition and provides for additional consideration contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the six months ended July 31, 2024, we made a $0.3 million noncontingent prepayment against the first period earn-out. Refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report for further details.

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

On April 27, 2023, we repaid in full the remaining $100.0 million outstanding principal balance related to our Term Loan with $100.0 million of proceeds from borrowings under our Revolving Credit Facility. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA leverage ratio. As of July 31, 2024, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 6.96%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Inflation Risk

While we continue to see significant demand for our solutions as our customers are looking to purchase AI-powered solutions, we believe that current macroeconomic factors, including high prices due to inflation and changes in the interest rate environment, are impacting customer and partner spending decisions. Given the current macroeconomic environment, we continue to look for ways to manage our costs and mitigate any changes in our customers’ purchasing behavior that may occur due to these or other factors. If our costs, in particular labor, sales and marketing, and cloud hosting costs, become subject to sustained or increased inflationary pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2024 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Our exposure to market risk has not changed materially during the six months ended July 31, 2024, other than as described above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2024. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period. During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the current stock repurchase program. During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares under this stock repurchase program for an aggregate purchase price of $123.6 million, excluding an excise tax of $0.8 million. During the six months ended July 31, 2024, we completed our current stock repurchase program, acquiring approximately 1,701,000 shares of our common stock during the period for $52.9 million, excluding excise tax of $0.2 million.

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period. Please refer to Note 16, “Subsequent Event”, in Part I, Item 1 of this report for more information regarding this stock repurchase program.

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

Share repurchase activity during the three months ended July 31, 2024 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 1, 2024 - May 31, 2024	290,000	$31.18	290,000	$6,109
June 1, 2024 - June 30, 2024	177,550	33.75	177,550	—
July 1, 2024 - July 31, 2024	—	—	—	—
	467,550	$32.15	467,550	$—

(1) Represents the approximate weighted-average price paid per share and excludes excise tax.

The average price per share and aggregate cost amounts disclosed above do not include the cost of commissions or the excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended July 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2024:

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

Verint Systems Inc.

September 4, 2024	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)