Form 10-Q
period 2024-10-31
VERINT SYSTEMS INC
filed 2024-12-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2024
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

There were 62,284,686 shares of the registrant’s common stock outstanding on November 15, 2024.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, elevated interest rates, tightening credit markets, inflation, instability in the banking sector, actual or threatened trade wars, political unrest, armed conflicts, natural disasters, or outbreaks of disease (including global epidemics or pandemics), as well as the resulting impact on spending by customers or partners, on our business;
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
•challenges associated with selling sophisticated solutions and cloud-based solutions, which may incorporate newer technologies, such as artificial intelligence (“AI”), whose adoption, value, and use-cases are still emerging (and may present risks of their own), including with respect to longer sales cycles, more complex sales processes and customer evaluation and approval processes, more complex contractual and information security requirements, and assisting customers in understanding and realizing the benefits of our solutions and technologies (including versus those of our competitors), as well as with developing, offering, implementing, and maintaining an enterprise-class, broad solution portfolio;

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

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2024	2024
Assets
Current Assets:
Cash and cash equivalents	$182,823	$241,400
Short-term investments	779	686
Accounts receivable, net of allowance for credit losses of $1.5 million and $1.2 million, respectively	152,898	190,461
Contract assets, net	94,046	66,913
Inventories	13,747	14,209
Prepaid expenses and other current assets	65,997	59,505
Total current assets	510,290	573,174
Property and equipment, net	49,171	47,704
Operating lease right-of-use assets	27,776	30,118
Goodwill	1,404,806	1,352,715
Intangible assets, net	85,145	57,466
Other assets	171,131	165,247
Total assets	$2,248,319	$2,226,424

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$28,438	$26,301
Accrued expenses and other current liabilities	128,397	137,433
Contract liabilities	230,145	254,437
Total current liabilities	386,980	418,171
Long-term debt	412,242	410,965
Long-term contract liabilities	12,156	10,581
Operating lease liabilities	29,647	32,100
Other liabilities	89,156	85,620
Total liabilities	930,181	957,437
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at October 31, 2024 and January 31, 2024, respectively; aggregate liquidation preference and redemption value of $202,667 and $206,067 at October 31, 2024 and January 31, 2024, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at October 31, 2024 and January 31, 2024, respectively; aggregate liquidation preference and redemption value of $202,667 and $206,067 at October 31, 2024 and January 31, 2024, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 62,285,000 and 62,738,000 shares; outstanding 62,285,000 and 62,738,000 shares at October 31, 2024 and January 31, 2024, respectively.	62	63
Additional paid-in capital	980,586	979,671
Retained earnings (accumulated deficit)	33,085	(6,723)
Accumulated other comprehensive loss	(134,652)	(142,962)
Total Verint Systems Inc. stockholders' equity	879,081	830,049
Noncontrolling interest	2,736	2,617
Total stockholders' equity	881,817	832,666
Total liabilities, temporary equity, and stockholders' equity	$2,248,319	$2,226,424

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Recurring	$179,858	$161,117	$516,615	$488,555
Nonrecurring	44,335	57,430	139,025	156,723
Total revenue	224,193	218,547	655,640	645,278
Cost of revenue:
Recurring	38,742	38,883	110,968	118,093
Nonrecurring	25,324	25,046	78,604	79,213
Amortization of acquired technology	1,500	1,609	4,499	5,511
Total cost of revenue	65,566	65,538	194,071	202,817
Gross profit	158,627	153,009	461,569	442,461
Operating expenses:
Research and development, net	37,736	32,084	109,824	97,923
Selling, general and administrative	95,987	87,879	282,441	297,532
Amortization of other acquired intangible assets	3,156	6,328	9,241	19,028
Total operating expenses	136,879	126,291	401,506	414,483
Operating income	21,748	26,718	60,063	27,978
Other income (expense), net:
Interest income	1,674	1,650	5,248	5,440
Interest expense	(2,539)	(2,609)	(7,723)	(7,994)
Other (expense) income, net	(2,542)	59	(5,936)	59
Total other expense, net	(3,407)	(900)	(8,411)	(2,495)
Income before (benefit from) provision for income taxes	18,341	25,818	51,652	25,483
(Benefit from) provision for income taxes	(10,676)	12,953	1,533	14,772
Net income	29,017	12,865	50,119	10,711
Net income attributable to noncontrolling interests	301	253	631	804
Net income attributable to Verint Systems Inc.	28,716	12,612	49,488	9,907
Dividends on preferred stock	(4,000)	(5,200)	(13,280)	(15,600)
Net income (loss) attributable to Verint Systems Inc. common shares	$24,716	$7,412	$36,208	$(5,693)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.40	$0.12	$0.58	$(0.09)
Diluted	$0.39	$0.12	$0.58	$(0.09)

Weighted-average common shares outstanding:
Basic	62,143	63,887	62,116	64,411
Diluted	62,803	64,144	62,761	64,411

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Net income	$29,017	$12,865	$50,119	$10,711
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	2,833	(23,704)	8,494	(7,247)
Net increase (decrease) from foreign exchange contracts designated as hedges	105	(251)	(222)	(281)
(Provision for) benefit from income taxes on net increase (decrease) from foreign exchange contracts designated as hedges	(18)	43	38	48
Other comprehensive income (loss)	2,920	(23,912)	8,310	(7,480)
Comprehensive income (loss)	31,937	(11,047)	58,429	3,231
Comprehensive income attributable to noncontrolling interests	301	253	631	804
Comprehensive income (loss) attributable to Verint Systems Inc.	$31,636	$(11,300)	$57,798	$2,427

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital		(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock				Non-controlling Interests
Balances as of January 31, 2024	62,738	$63	$979,671	$—	$(6,723)	$(142,962)	$830,049	$2,617	$832,666
Net income	—	—	—	—	15,241	—	15,241	138	15,379
Other comprehensive loss	—	—	—	—	—	(7,279)	(7,279)	—	(7,279)
Stock-based compensation — equity-classified awards	—	—	16,508	—	—	—	16,508	—	16,508
Common stock issued for stock awards and stock bonuses	410	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,234)	(1)	(38,117)	—	—	—	(38,118)	—	(38,118)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2024	61,914	62	958,062	—	8,518	(150,241)	816,401	2,510	818,911
Net income	—	—	—	—	5,531	—	5,531	192	5,723
Other comprehensive income	—	—	—	—	—	12,669	12,669	—	12,669
Stock-based compensation — equity-classified awards	—	—	20,172	—	—	—	20,172	—	20,172
Common stock issued for stock awards and stock bonuses	559	—	5,939	—	—	—	5,939	—	5,939
Common stock repurchased and retired	(467)	—	(14,990)	—	—	—	(14,990)	—	(14,990)
Preferred stock dividends	—	—	—	—	(9,680)	—	(9,680)	—	(9,680)
Balances as of July 31, 2024	62,006	62	969,183	—	4,369	(137,572)	836,042	2,702	838,744
Net income	—	—	—	—	28,716	—	28,716	301	29,017
Other comprehensive income	—	—	—	—	—	2,920	2,920	—	2,920
Stock-based compensation - equity-classified awards	—	—	17,020	—	—	—	17,020	—	17,020
Common stock issued for stock awards and stock bonuses	496	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(217)	—	(5,617)	—	—	—	(5,617)	—	(5,617)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(267)	(267)
Balances as of October 31, 2024	62,285	$62	$980,586	$—	$33,085	$(134,652)	$879,081	$2,736	$881,817

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances as of January 31, 2023	65,404	$65	$1,055,157	$—	$(45,333)	$(154,099)	$855,790	$2,359	$858,149
Net income	—	—	—	—	3,295	—	3,295	339	3,634
Other comprehensive income	—	—	—	—	—	8,510	8,510	—	8,510
Stock-based compensation — equity-classified awards	—	—	13,436	—	—	—	13,436	—	13,436
Common stock issued for stock awards and stock bonuses	475	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,593)	(1)	(60,095)	—	—	—	(60,096)	—	(60,096)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2023	64,286	64	1,008,498	—	(42,038)	(145,589)	820,935	2,453	823,388
Net (loss) income	—	—	—	—	(6,000)	—	(6,000)	212	(5,788)
Other comprehensive income	—	—	—	—	—	7,922	7,922	—	7,922
Stock-based compensation — equity-classified awards	—	—	17,404	—	—	—	17,404	—	17,404
Common stock issued for stock awards and stock bonuses	388	—	7,735	—	—	—	7,735	—	7,735
Common stock repurchased and retired	(403)	—	(13,968)	—	—	—	(13,968)	—	(13,968)
Preferred stock dividends	—	—	(10,400)	—	—	—	(10,400)	—	(10,400)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(245)	(245)
Balances as of July 31, 2023	64,271	64	1,009,269	—	(48,038)	(137,667)	823,628	2,420	826,048
Net income	—	—	—	—	12,612	—	12,612	253	12,865
Other comprehensive loss	—	—	—	—	—	(23,912)	(23,912)	—	(23,912)
Stock-based compensation - equity-classified awards	—	—	15,560	—	—	—	15,560	—	15,560
Common stock issued for stock awards and stock bonuses	212	—	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,018)	(1)	(25,195)	—	—	—	(25,196)	—	(25,196)
Balances as of October 31, 2023	63,465	$63	$999,634	$—	$(35,426)	$(161,579)	$802,692	$2,673	$805,365

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$50,119	$10,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,780	57,287
Stock-based compensation, excluding cash-settled awards	59,863	50,286
Losses on early retirements of debt	—	237
Other, net	634	5,676
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	43,970	13,545
Contract assets	(26,809)	9,943
Inventories	544	(415)
Prepaid expenses and other assets	(13,771)	32,609
Accounts payable and accrued expenses	(10,088)	(50,080)
Contract liabilities	(33,195)	(39,299)
Deferred income taxes	(1,176)	1,788
Other, net	(6,644)	(10,609)
Net cash provided by operating activities	98,227	81,679

Cash flows from investing activities:
Cash paid for asset acquisitions and business combinations, including adjustments, net of cash acquired	(55,864)	(3,173)
Divestitures, net of cash divested	3,189	—
Purchases of property and equipment	(12,173)	(12,839)
Purchases of investments	(330)	(3,180)
Maturities and sales of investments	228	3,168
Cash paid for capitalized software development costs	(9,056)	(7,109)
Change in restricted bank time deposits, and other investing activities, net	(1)	(1,200)
Net cash used in investing activities	(74,007)	(24,333)

Cash flows from financing activities:
Proceeds from borrowings	—	100,000
Repayments of borrowings and other financing obligations	(1,712)	(102,430)
Purchases of treasury stock and common stock for retirement	(58,600)	(99,263)
Preferred stock dividend payments	(20,080)	(20,800)
Distributions paid to noncontrolling interest	(512)	(490)
Payments of contingent consideration for business combinations (financing portion)	(3,459)	(4,192)
Cash received for contingent consideration for business divestitures (financing portion) and other financing activities	(20)	(222)
Net cash used in financing activities	(84,383)	(127,397)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	803	(700)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(59,360)	(70,751)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	242,669	282,161
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$183,309	$211,410

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$182,823	$209,647
Restricted cash and cash equivalents included in prepaid expenses and other current assets	486	1,763
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$183,309	$211,410

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

Verint is headquartered in Melville, New York, and has approximately 16 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,800 employees plus a few hundred contractors around the globe.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of October 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.4%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended October 31, 2024 and 2023, and the condensed consolidated balance sheet as of October 31, 2024, are not audited but reflect all adjustments that, in the opinion of management, are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2024 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2024. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended October 31, 2024, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which will require additional disclosure of the nature of expenses included in the income statement, including disclosures about the specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 on a prospective basis, with early adoption and retrospective adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statement disclosures.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Recurring revenue:
Bundled SaaS revenue	$75,220	$63,251	$212,508	$184,770
Unbundled SaaS revenue	73,442	52,400	208,241	161,470
Total SaaS revenue	148,662	115,651	420,749	346,240
Optional managed services revenue	5,739	11,842	16,476	36,872
Support revenue	25,457	33,624	79,390	105,443
Total recurring revenue	179,858	161,117	516,615	488,555
Nonrecurring revenue:
Perpetual revenue	23,471	24,557	72,205	74,103
Professional services and other revenue	20,864	32,873	66,820	82,620
Total nonrecurring revenue	44,335	57,430	139,025	156,723
Total revenue	$224,193	$218,547	$655,640	$645,278

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	October 31, 2024	January 31, 2024
Accounts receivable, net	$152,898	$190,461
Contract assets, net	$94,046	$66,913
Long-term contract assets, net (included in other assets)	$39,464	$31,379
Contract liabilities	$230,145	$254,437
Long-term contract liabilities	$12,156	$10,581

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the nine months ended October 31, 2024 and 2023. As of October 31, 2024, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 12% and Partner B was approximately 18%. As of January 31, 2024, Partner A and Partner B each accounted for approximately 14% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the nine months ended October 31, 2024 and 2023 from amounts included in contract liabilities at the beginning of each period was $217.5 million and $225.3 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	October 31, 2024	January 31, 2024
Remaining performance obligations:
Expected to be recognized within 1 year	$416,362	$464,600
Expected to be recognized in more than 1 year	264,689	279,702
Total remaining performance obligations	$681,051	$744,302

3.    NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$29,017	$12,865	$50,119	$10,711
Net income attributable to noncontrolling interests	301	253	631	804

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income attributable to Verint Systems Inc.	28,716	12,612	49,488	9,907
Dividends on preferred stock	(4,000)	(5,200)	(13,280)	(15,600)
Net income (loss) attributable to Verint Systems Inc. for basic net loss per common share	24,716	7,412	36,208	(5,693)
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$24,716	$7,412	$36,208	$(5,693)

Weighted-average shares outstanding:
Basic	62,143	63,887	62,116	64,411
Dilutive effect of employee equity award plans	660	257	645	—
Dilutive effect of 2021 Notes	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	62,803	64,144	62,761	64,411

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.40	$0.12	$0.58	$(0.09)
Diluted	$0.39	$0.12	$0.58	$(0.09)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Common shares excluded from calculation:
Restricted and performance stock-based awards	1,469	2,717	1,312	2,177
Series A Preferred Stock	5,497	5,497	5,497	5,497
Series B Preferred Stock	3,980	3,980	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three and nine months ended October 31, 2024, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes (as defined in Note 7, “Long-Term Debt”), to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes and Capped Calls appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net income (loss) per common share for the three and nine months ended October 31, 2024 and 2023, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2024 and January 31, 2024:

	October 31, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$140,793	$—	$—	$140,793
Money market funds	41,532	—	—	41,532
U.S. Treasury bills	498	—	—	498
Total cash and cash equivalents	$182,823	$—	$—	$182,823

Short-term investments:
Bank time deposits	$779	$—	$—	$779
Total short-term investments	$779	$—	$—	$779

	January 31, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$155,504	$—	$—	$155,504
Money market funds	85,647	—	—	85,647
U.S. Treasury Bills	249	—	—	249
Total cash and cash equivalents	$241,400	$—	$—	$241,400

Short-term investments:
Bank time deposits	$686	$—	$—	$686
Total short-term investments	$686	$—	$—	$686

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the nine months ended October 31, 2024 and 2023, proceeds from maturities and sales of short-term investments were $0.2 million and $3.2 million, respectively.

5.    BUSINESS COMBINATIONS, ASSET ACQUISITIONS, AND DIVESTITURES

Nine Months Ended October 31, 2024

Cogito Corporation

On October 11, 2024, we acquired the assets of Cogito Corporation (“Cogito”), a leading provider of AI solutions, including approximately 50 employees in technology functions. Cogito is based in Boston, Massachusetts. The transaction was accounted for as a business combination, after determining that the acquired set of assets, the fair value of which was not concentrated in a single asset, or group of similar assets, and included (a) an assembled workforce and (b) intangible assets, met the definition of a business.

Revenue and net income (loss) attributable to Cogito included in our condensed consolidated statement of operations for the three and nine months ended October 31, 2024 was not material.

The purchase price consisted of (i) $38.2 million of cash paid at closing, funded from cash on hand, and (ii) the fair value of the contingent consideration arrangements estimated at $13.9 million as of the acquisition date. These contingent consideration arrangements provide for potential additional cash payments to the sellers aggregating up to approximately $23.2 million, contingent upon the achievement of certain performance targets extending through October 2026.

The purchase price for Cogito was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair values assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

Among the factors contributing to the recognition of goodwill as a component of the Cogito purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The acquisition resulted in the recognition of $28.9 million of goodwill. This transaction is accounted for as an asset acquisition for tax purposes, and therefore both the goodwill and acquired intangible assets are deductible for tax purposes. Tax impacts were not material.

Transaction and related costs directly related to the acquisition of Cogito, consisting primarily of professional fees and integration expenses, were $1.4 million for the three and nine months ended October 31, 2024, and were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocation for Cogito has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Cogito:

(in thousands)	Amount
Components of Purchase Price:
Cash	$38,186
Fair value of contingent consideration	13,884
Total purchase price	$52,070

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	6,236
Other current assets, including cash acquired	2,402
Current and other liabilities	(3,177)
Contract liabilities — current and long-term	(8,047)
Net tangible liabilities	(2,586)
Identifiable intangible assets:
Customer relationships	14,300
Developed technology	11,500
Total identifiable intangible assets	25,800
Goodwill	28,856
Total purchase price allocation	$52,070

The acquired customer relationships and developed technology were assigned estimated useful lives of seven and five years, respectively, the weighted average of which is approximately 6.1 years. The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives.

Other Business Combinations

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

•In May 2024, we completed the acquisition of a provider of cloud-based call-back solutions, including nine employees. This transaction resulted in the recognition of $3.2 million of goodwill, $0.3 million of acquired customer relationships, and $1.0 million of developed technology intangible assets, but was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

•In October 2024, we completed the acquisition of a provider of data analytics solutions, including approximately 25 employees in technology functions. This transaction resulted in the recognition of $5.5 million of goodwill, $5.1 million of developed technology intangible assets, and $0.5 million of acquired customer relationships, but was not material to our condensed consolidated financial statements and, as a result, additional business combination disclosures for this acquisition have been omitted.

Revenue and net income (loss) attributable to these acquisitions for the nine months ended October 31, 2024 was not material.

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

Revenue and net income (loss) attributable to this acquisition for the nine months ended October 31, 2024 was not material.

Other Business Combination Information

For the three months ended October 31, 2024 and 2023, we recorded a charge of $0.3 million and a benefit of $0.7 million, respectively, and for the nine months ended October 31, 2024 and 2023, we recorded a charge of $0.1 million and a benefit of $2.8 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on our historical business combinations achieving certain objectives and milestones. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $22.7 million at October 31, 2024, of which $8.9 million was recorded within accrued expenses and other current liabilities, and $13.8 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $0.5 million and $1.8 million for the three months ended October 31, 2024 and 2023, respectively, and $4.5 million and $4.9 million for the nine months ended October 31, 2024 and 2023, respectively.

Asset Acquisition

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. The agreement also stipulates the establishment of additional milestone payments totaling $3.0 million, of which $2.0 million was deposited into a third-party escrow account in connection with the closing of the transaction. These milestone payments are contingent upon the successful delivery of the source code and the attainment of specific developmental objectives subject to reduction by certain amounts paid under a separate transition services agreement entered into by the parties. During the year ended January 31, 2024, we made $1.8 million in milestone payments to the seller, of which $0.8 million was released from the escrow account upon the achievement of certain source code delivery and integration milestones. During the nine months ended October 31, 2024, we made an additional $0.8 million of integration milestone payments to the seller, which were released from the escrow account, and accrued an additional $0.3 million to be released from escrow during the three months ending January 31, 2025. As of October 31, 2024, the balance in the third party escrow account was $0.5 million, which is classified as restricted cash, and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet.

The transaction also provides for additional consideration that is contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, with a minimum of $2.0 million guaranteed over the period, contingent upon achieving the milestones outlined above by the agreed upon dates, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the nine months ended October 31, 2024, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving certain milestones by certain dates. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable.

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

We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the sale agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss and divestiture-related expenses were not material. As part of the transaction, we divested $6.5 million of cash, most of which was intended as reimbursement for certain liabilities assumed by the buyer, as well as $1.0 million of tangible net assets, $0.5 million of intangible assets, and $6.8 million of goodwill. The divested services business generated $6.1 million and $19.3 million of revenue during the three and nine months ended October 31, 2023, respectively, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction. During the nine months ended October 31, 2024, we received all of the $3.4 million of the outstanding receivables as of the closing date.

In March 2023, we completed the sale of an insignificant product line that we inherited as part of a legacy acquisition and that no longer fit with our current business priorities or strategic direction. The total consideration for the sale was $0.7 million, which is payable to us in three equal installments through March 2025, the first installment of which was received in July 2023, and the second installment of which was received in February 2024. The transaction reduced goodwill by $0.3 million and intangible assets by $0.2 million and resulted in a gain of approximately $0.2 million during the nine months ended October 31, 2023.

These divestitures did not meet the criteria to be reported as discontinued operations in our condensed consolidated financial statements as our decision to divest these businesses did not represent a strategic shift that would have a major effect on our operations and financial results.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and intangible assets of the businesses we divested which were removed from our condensed consolidated balance sheets, consisted of the following as of October 31, 2024 and January 31, 2024:

	October 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$472,796	$(423,843)	$48,953
Acquired technology	251,382	(215,203)	36,179
Trade names	3,729	(3,716)	13
Distribution network	2,440	(2,440)	—
Total intangible assets	$730,347	$(645,202)	$85,145

	January 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$455,184	$(412,587)	$42,597
Acquired technology	231,815	(217,006)	14,809
Trade names	3,727	(3,667)	60
Distribution network	2,440	(2,440)	—
Total intangible assets	$693,166	$(635,700)	$57,466

Total amortization expense recorded for acquisition-related intangible assets was $4.7 million and $7.9 million for the three months ended October 31, 2024 and 2023, respectively, and $13.7 million and $24.5 million for the nine months ended October 31, 2024 and 2023, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2025 (remainder of year)	$5,957
2026	24,080
2027	20,285
2028	15,406
2029	10,098
2030 and thereafter	9,319
Total	$85,145

There were no impairments of acquired intangible assets during the nine months ended October 31, 2024 and 2023.

Goodwill activity for the nine months ended October 31, 2024 was as follows:

(in thousands)	Amount
Nine Months Ended October 31, 2024:
Goodwill, gross, at January 31, 2024	$1,408,758
Accumulated impairment losses through January 31, 2024	(56,043)
Goodwill, net, at January 31, 2024	1,352,715
Foreign currency translation	6,218
Business combinations, including adjustments to prior period acquisitions	45,873
Goodwill, net, at October 31, 2024	$1,404,806

Balance at October 31, 2024
Goodwill, gross, at October 31, 2024	$1,460,849
Accumulated impairment losses through October 31, 2024	(56,043)
Goodwill, net, at October 31, 2024	$1,404,806

No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2024. We will perform our annual goodwill impairment analysis as of November 1, 2024 during the three months ending January 31, 2025.

7.    LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2024 and January 31, 2024:

	October 31,	January 31,
(in thousands)	2024	2024
2021 Notes	$315,000	$315,000
Revolving Credit Facility	100,000	100,000
Less: unamortized debt discounts and issuance costs	(2,758)	(4,035)
Total debt	412,242	410,965
Less: current maturities	—	—
Long-term debt	$412,242	$410,965

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of October 31, 2024, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at October 31, 2024.

Based on the closing market price of our common stock on October 31, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of October 31, 2024, no Capped Calls have been exercised.

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

The Revolving Credit Facility matures on April 9, 2026, provided that the maturity date will be January 7, 2026 if on that date a principal amount in excess of $35.0 million of the 2021 Notes remains outstanding and that amount has not been cash collateralized. Borrowings outstanding under the Revolving Credit Facility were $100.0 million at October 31, 2024 and January 31, 2024, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). As of October 31, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.05%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of term loans, if any.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement, for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$197	$591	$591
Amortization of deferred debt issuance costs	448	444	1,341	1,330
Total Interest Expense — 2021 Notes	$645	$641	$1,932	$1,921

Borrowings under Credit Agreement:
Interest expense at contractual rates	$1,687	$1,771	$5,198	$5,118
Amortization of deferred debt issuance costs	178	176	529	563
Amortization of debt discounts	—	—	—	5
Losses on early retirements of debt	—	—	—	237
Total Interest Expense — Borrowings under Credit Agreement	$1,865	$1,947	$5,727	$5,923

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2024 and January 31, 2024:

	October 31,	January 31,
(in thousands)	2024	2024
Raw materials	$5,359	$4,402
Work-in-process	341	69
Finished goods	8,047	9,738
Total inventories	$13,747	$14,209

Other liabilities consisted of the following as of October 31, 2024 and January 31, 2024:

	October 31,	January 31,
(in thousands)	2024	2024
Unrecognized tax benefits, including interest and penalties	$63,029	$71,330
Other	26,127	14,290
Total other liabilities	$89,156	$85,620

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Foreign currency (losses) gains, net	$(2,423)	$39	$(4,894)	$212
Other, net	(119)	20	(1,042)	(153)
Total other (expense) income, net	$(2,542)	$59	$(5,936)	$59

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2024 and 2023:

	Nine Months Ended October 31,
(in thousands)	2024	2023
Cash paid for interest	$6,088	$6,336
Cash payments of income taxes, net	$17,306	$12,979
Cash payments for operating leases	$5,713	$12,474
Non-cash investing and financing transactions:
Finance leases of property and equipment	$635	$448
Accrued but unpaid purchases of property and equipment	$249	$231
Liabilities for contingent consideration in business combinations and asset acquisitions	$21,684	$2,265
Excise tax on share repurchases	$125	$612

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

For the nine months ended October 31, 2024, we paid $20.1 million of preferred stock dividends, $10.4 million of which was accrued as of January 31, 2024, and there were $5.3 million of cumulative undeclared and unpaid preferred stock dividends at October 31, 2024. There were no accrued dividends as of October 31, 2024. We reflected $4.0 million and $13.3 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net income (loss) attributable to Verint Systems Inc. common shares, for the three and nine months ended October 31, 2024, respectively, and $5.2 million and $15.6 million of preferred stock dividends for the three and nine months ended October 31, 2023, respectively.

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

As of October 31, 2024, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.4%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”). As of October 31, 2024, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock or the $50.25 conversion price of the Series B Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of October 31, 2024 and January 31, 2024, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of October 31, 2024, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at October 31, 2024 plus accrued and unpaid dividends. As of October 31, 2024, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $2.7 million.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the nine months ended October 31, 2024 and 2023. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

No treasury stock remained outstanding at October 31, 2024 and January 31, 2024, respectively.

Stock Repurchase Programs

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period, which was completed during the six months ended July 31, 2024.

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period.

During the nine months ended October 31, 2024, we repurchased approximately 1,701,000 shares of our common stock during the period for a cost of $52.9 million under the prior stock repurchase program, approximately 217,000 shares of common stock for a cost of $5.7 million under the new stock repurchase program, and an insignificant number of shares to facilitate income tax withholding or payments as described above. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act (“IRA”). We recognized excise tax of $0.1 million as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the nine months ended October 31, 2024.

During the nine months ended October 31, 2024, we retired all 1,918,000 shares, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares.

During the nine months ended October 31, 2023, we repurchased and retired 3,014,000 shares of our common stock for a cost of $99.3 million, including excise tax of $0.6 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of October 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.4%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the nine months ended October 31, 2024:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2024	$141	$(143,103)	$(142,962)
Other comprehensive (loss) income before reclassifications	(217)	8,494	8,277
Amounts reclassified out of accumulated other comprehensive income (loss)	(33)	—	(33)
Net other comprehensive (loss) income	(184)	8,494	8,310
Accumulated other comprehensive loss at October 31, 2024	$(43)	$(134,609)	$(134,652)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations, with presentation location, for the three and nine months ended October 31, 2024 and 2023 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023	Financial Statement Location
Unrealized losses on derivative financial instruments:
Foreign currency forward contracts	$—	$(3)	$—	$(7)	Cost of recurring revenue
	(8)	(24)	(4)	(61)	Cost of nonrecurring revenue
	(52)	(166)	(23)	(428)	Research and development, net
	(24)	(79)	(12)	(199)	Selling, general and administrative
	(84)	(272)	(39)	(695)	Total, before income taxes
	14	47	6	121	Benefit from income taxes
	$(70)	$(225)	$(33)	$(574)	Total, net of income taxes

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2024, we recorded an income tax benefit of $10.7 million on pretax income of $18.3 million, which represented a negative effective income tax rate of 58.2%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by the benefit of certain domestic tax credits, changes in reserves for unrecognized tax benefits and related interest due to the lapse of a statute of limitation, and lower statutory rates in certain foreign jurisdictions.

For the three months ended October 31, 2023, we recorded an income tax provision of $13.0 million on pretax income of $25.8 million, which represented an effective income tax rate of 50.2%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

For the nine months ended October 31, 2024, we recorded an income tax provision of $1.5 million on pretax income of $51.7 million, which represented an effective income tax rate of 3.0%. The effective tax rate differs from the U.S. federal statutory rate of 21% due to the U.S. taxation of certain foreign activities, offset by the benefit of certain domestic tax credits, changes in reserves for unrecognized tax benefits and related interest due to the lapse of a statute of limitation, and lower statutory rates in certain foreign jurisdictions.

For the nine months ended October 31, 2023, we recorded an income tax provision of $14.8 million on a pretax income of $25.5 million, which represented an effective income tax rate of 58.0%. The effective tax rate varies from the U.S. federal statutory rate of 21% due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

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

We had unrecognized income tax benefits of $75.4 million and $83.3 million (excluding interest and penalties) as of October 31, 2024 and January 31, 2024, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $7.6 million and $6.4 million at October 31, 2024 and January 31, 2024, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at October 31, 2024 could decrease by approximately $1.9 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

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

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2024 and January 31, 2024:

	October 31, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$41,532	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	498	—	—
Foreign currency forward contracts	—	27	—
Contingent consideration receivable	—	—	3,059
Total assets	$42,030	$27	$3,059
Liabilities:
Foreign currency forward contracts	$—	$77	$—
Contingent consideration — business combinations	—	—	22,748
Total liabilities	$—	$77	$22,748

	January 31, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,647	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	249	—	—
Foreign currency forward contracts	—	183	—
Contingent consideration receivable	—	—	2,685
Total assets	$85,896	$183	$2,685
Liabilities:
Foreign currency forward contracts	$—	$11	$—
Contingent consideration — business combinations	—	3,750	3,511
Total liabilities	$—	$3,761	$3,511

On January 31, 2024, we completed the sale of a service business for manual quality managed services for no upfront cash consideration. We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The fair value of the contingent consideration receivable was $3.1 million as of October 31, 2024, which is included within other assets on our condensed consolidated balance sheets. During the nine months ended October 31, 2024, we did not receive any contingent consideration payments, and we recorded a benefit of $0.4 million for the change in the estimated fair value of this contingent receivable.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2024 and 2023:

	Nine Months Ended October 31,
(in thousands)	2024	2023
Fair value measurement at beginning of period	$3,511	$12,717
Contingent consideration liabilities recorded for business combinations	19,934	2,265
Changes in fair values, recorded in operating expenses	98	(2,830)
Payments of contingent consideration	(755)	(4,906)
Foreign currency translation and other	(40)	114
Fair value measurement at end of period	$22,748	$7,360

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2024 and 2023.

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 4.4% to 6.0%, with a weighted average discount rate of 5.7% in our calculation of the estimated fair values of our contingent consideration liabilities as of October 31, 2024. We utilized discount rates ranging from 7.1% to 8.6%, with a weighted average discount rate of 7.5% in our calculation of the estimated fair value of our contingent consideration asset as of October 31, 2024. We utilized discount rates ranging from 5.8% to 6.4%, with a weighted average discount rate of 6.2% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2024. We utilized discount rates ranging from 7.5% to 8.9%, with a weighted average discount rate of 7.8% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2024.

As of January 31, 2024, $3.8 million of the fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2024, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. Payments of contingent consideration earned under this agreement were $3.8 million and there was no change in the fair value of the remaining contingent consideration obligation associated with this business combination for the nine months ended October 31, 2024.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at October 31, 2024 and January 31, 2024. On April 27, 2023, we repaid in full the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. The estimated fair value of borrowings under our Revolving Credit Facility is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at October 31, 2024 and January 31, 2024 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $292.0 million and $281.0 million at October 31, 2024 and January 31, 2024, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

In March 2023, we invested approximately $1.1 million in a privately-held company via a SAFE. In July 2023, we made a second SAFE investment of $0.5 million, and in January 2024, we made a third SAFE investment of $0.1 million for a total investment of approximately $1.7 million. The SAFE provided that, upon the completion by such company of a qualified equity financing, we would automatically receive the number of shares of capital stock of such company equal to the SAFE purchase amount divided by the Discount Price (as such term is defined in the SAFE). If there was a liquidity event affecting such company, such as a change in control or initial public offering, we would receive a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares of common stock of such company equal to the SAFE purchase amount divided by the Liquidity Price (as such term is defined in the SAFE). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and was included within other assets on the consolidated balance sheets as of January 31, 2024. During the three months ended April 30, 2024, we completed the acquisition of this company. The approximately $1.7 million acquisition date fair value of the SAFE was included in the measurement of the consideration transferred. The company and its results of operations are now consolidated in our condensed consolidated financial statements, and the SAFE investment was removed from our condensed consolidated balance sheet as of April 30, 2024. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” for further discussion related to this acquisition.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $4.7 million as of October 31, 2024, of which $0.3 million was remeasured to fair value based on an observable transaction during the nine months ended October 31, 2024. These investments are included within other assets on the condensed consolidated balance sheets. An unrealized loss of $0.5 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the condensed consolidated statement of operations for the nine months ended October 31, 2024. As of January 31, 2024, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2024. We did not recognize any impairments during the three and nine months ended October 31, 2024 and 2023.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.3 million for each of the periods ended October 31, 2024 and January 31, 2024.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2024 and January 31, 2024 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2024	2024
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$27	$183
Total derivative assets		$27	$183

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$77	$11
Total derivative liabilities		$77	$11

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statement of operations for the three and nine months ended October 31, 2024 and 2023 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$21	$(523)	$(261)	$(976)

Net losses reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(84)	$(272)	$(39)	$(695)

For information regarding the line item locations of the net gains (losses) on derivative financial instruments reclassified out of AOCL into the condensed consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at October 31, 2024 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue — recurring	$542	$523	$2,234	$1,505
Cost of revenue — nonrecurring	357	570	1,921	1,400
Research and development, net	3,097	3,025	11,104	8,818
Selling, general and administrative	14,084	12,068	44,588	38,563
Total stock-based compensation expense	$18,080	$16,186	$59,847	$50,286

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Restricted stock units and restricted stock awards	$17,020	$15,560	$53,700	$46,400
Stock bonus program and bonus share program	1,059	564	6,163	3,880
Total equity-settled awards	18,079	16,124	59,863	50,280
Phantom stock units (cash-settled awards)	1	62	(16)	6
Total stock-based compensation expense	$18,080	$16,186	$59,847	$50,286

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the nine months ended October 31, 2024 and 2023:

	Nine Months Ended October 31,
	2024		2023
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	2,658	$43.29	2,230	$52.42
Granted	2,525	$29.65	1,911	$37.08
Released	(1,447)	$41.95	(1,049)	$46.44
Forfeited	(257)	$45.53	(202)	$43.00
Ending balance	3,479	$33.78	2,890	$44.44

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2024, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the nine months ended October 31, 2024 and 2023 (these amounts are also included in the Award Activity Table above for 2024 and 2023):

	Nine Months Ended October 31,
(in thousands)	2024	2023
Beginning balance	532	532
Granted	358	277
Released	(160)	(230)
Forfeited	(85)	(25)
Ending balance	645	554

Excluding PSUs, we granted 2,167,000 RSUs during the nine months ended October 31, 2024.

As of October 31, 2024, there was approximately $82.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table summarizes activity under the stock bonus program during the nine months ended October 31, 2024 and 2023 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Nine Months Ended October 31,
(in thousands)	2024	2023
Shares in lieu of cash bonus — granted and released (not included in Award Activity Table above)	18	27
Shares in respect of discount (included in Award Activity Table above):
Granted	0	0
Released	0	2

In March 2024, our board of directors approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2025. Subsequently, our board of directors approved the use of an additional 100,000 shares of common stock under these two programs, without alteration of the 200,000 share limit under the stock bonus program. Any shares earned under these programs will be issued during the year ending January 31, 2026.

The combined accrued liabilities for these two programs were $6.0 million and $5.8 million at October 31, 2024 and January 31, 2024, respectively.

15.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Former CTI Litigation

We were previously party to a legal action before the Tel Aviv District Court in Israel regarding the suspension of stock option exercises by us and our former parent company, Comverse Technology, Inc. (“CTI”) in periods prior to 2010. In July 2022, the parties reached an agreement to settle the matter. The settlement agreement was approved by the court in February 2023. Under the terms of the settlement agreement, former affiliates of CTI agreed to pay a total of $16.0 million in three installments as compensation to the plaintiff class. We agreed to guarantee the payments under the terms of an associated guaranty agreement if not paid by the primary obligors. As of October 31, 2024, all installments had been paid by the former affiliates of CTI and the guarantee obligations were not triggered. There was no impact to our condensed consolidated statements of operations.

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

Overview

Impact of Macroeconomic Developments

Our results of operations may be significantly influenced by general macroeconomic and geopolitical conditions, such as the war in Ukraine and the Israel-Hamas war, foreign currency fluctuations, elevated interest rates, continued concerns over inflation, recession risks, and existing and new domestic and foreign laws and regulations, all of which are beyond our control. We believe that these global macroeconomic conditions have impacted customer and partner spending decisions, and resulted in increased costs.

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

Verint is headquartered in Melville, New York, and has approximately 16 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,800 employees plus a few hundred contractors around the globe.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2024.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the latter part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While a variety of seasonal and cyclical factors are common in the software and technology industry, these industry patterns should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including the timing of renewals for larger unbundled SaaS contracts, the average length of the contract terms, and general economic conditions, may also have an impact on our business and financial results in a particular quarter.

Quality Managed Services Divestiture

On January 31, 2024, we completed the sale of a services business for manual quality managed services. Today, our platform includes an AI-powered solution for automating the quality monitoring process. We expect our customers to adopt AI over time and believe that a people-centric managed services offering is no longer core to our offering. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss. The divested services business generated $6.1 million and $19.3 million of revenue during the three and nine months ended October 31, 2023, respectively, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$224,193	$218,547	$655,640	$645,278
Operating income	$21,748	$26,718	$60,063	$27,978
Net income (loss) attributable to Verint Systems Inc. common shares	$24,716	$7,412	$36,208	$(5,693)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.40	$0.12	$0.58	$(0.09)
Diluted	$0.39	$0.12	$0.58	$(0.09)

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Our revenue increased approximately $5.7 million, from $218.5 million in the three months ended October 31, 2023 to $224.2 million in the three months ended October 31, 2024. The increase consisted of an $18.8 million increase in recurring revenue, partially offset by a $13.1 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 72%, 19%, and 9% of our total revenue, respectively, in the three months ended October 31, 2024, compared to approximately 71%, 19%, and 10%, respectively, in the three months ended October 31, 2023. Further details of changes in revenue are provided below.

We reported operating income of $21.7 million in the three months ended October 31, 2024 compared to operating income of $26.7 million in the three months ended October 31, 2023. The decrease in operating income was primarily due to a $10.6 million increase in operating expenses, from $126.3 million to $136.9 million, partially offset by a $5.6 million increase in gross profit, from $153.0 million to $158.6 million. The increase in operating expenses consisted of a $8.1 million increase in selling, general and administrative expenses, and a $5.6 million increase in net research and development expenses, partially offset by a $3.1 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $24.7 million and diluted net income per common share was $0.39 in the three months ended October 31, 2024 compared to net income attributable to Verint Systems Inc. common shares of $7.4 million and diluted net income per common share of $0.12 in the three months ended October 31, 2023. The increase in net income attributable to Verint Systems Inc. common shares in the three months ended October 31, 2024 was primarily due to a $23.6 million decrease in our provision for income taxes and a $1.2 million decrease in dividends on preferred stock, partially offset by a $5.0 million decrease in operating income as described above and a $2.5 million increase in total other expense, net. Further details of these changes are provided below.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Our revenue increased approximately $10.3 million, from $645.3 million in the nine months ended October 31, 2023 to $655.6 million in the nine months ended October 31, 2024. The increase consisted of a $28.0 million increase in recurring revenue, partially offset by a $17.7 million decrease in nonrecurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, EMEA, and APAC regions represented approximately 71%, 19%, and 10% of our total revenue, respectively, in the nine months ended October 31, 2024, compared to approximately 69%, 20%, and 11%, respectively, in the nine months ended October 31, 2023. Further details of changes in revenue are provided below.

We reported operating income of $60.1 million in the nine months ended October 31, 2024 compared to operating income of $28.0 million in the nine months ended October 31, 2023. The increase in operating income was primarily due to a $19.1 million increase in gross profit, from $442.5 million to $461.6 million, and a $13.0 million decrease in operating expenses, from $414.5 million to $401.5 million. The decrease in operating expenses consisted of $15.1 million decrease in selling, general and administrative expenses, and a $9.8 million decrease in amortization of other acquired intangible assets, partially offset by $11.9 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $36.2 million and diluted net income per common share was $0.58 in the nine months ended October 31, 2024 compared to a net loss attributable to Verint Systems Inc. common shares of $5.7 million and diluted net loss per common share of $0.09 in the nine months ended October 31, 2023. The increase in net income attributable to Verint Systems Inc. common shares in the nine months ended October 31, 2024 was primarily due to a $32.1 million increase in operating income as described above, a $13.2 million decrease in our provision for income taxes, a $2.3 million decrease in dividends on preferred stock, and a $0.2 million decrease in net income attributable to noncontrolling interests, partially offset by a $5.9 million increase in total other expense, net. Further details of these changes are provided below.

As of October 31, 2024, we employed approximately 3,800 employees plus a few hundred contractors, as compared to approximately 4,100 employees plus a few hundred contractors at October 31, 2023. The majority of the headcount reduction from the prior period was related to the divestment of our services business for manual quality managed services during the three months ended January 31, 2024. Refer to the “Results of Operations—Quality Managed Services Divestiture” section above for further details regarding the divestiture.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.

When comparing average exchange rates for the three months ended October 31, 2024 to average exchange rates for the three months ended October 31, 2023, the U.S. dollar weakened relative to the British pound sterling, the Australian dollar, and the euro, resulting in an overall increase in our revenue and our expenses on a U.S. dollar-denominated basis. For the three months ended October 31, 2024, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2023, our revenue would have been approximately $1.7 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $1.6 million lower, which would have resulted in a $0.1 million decrease in our operating income.

When comparing average exchange rates for the nine months ended October 31, 2024 to average exchange rates for the nine months ended October 31, 2023, the U.S. dollar weakened relative to the British pound sterling, and strengthened relative to the Israeli shekel, resulting in an overall increase in our revenue and our expenses on a U.S. dollar-denominated basis. For the nine months ended October 31, 2024, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2023, our revenue would have been approximately $1.6 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $0.7 million lower, which would have resulted in a $0.9 million decrease in our operating income.

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

The following table sets forth revenue by category for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Recurring revenue
Bundled SaaS revenue	$75,220	$63,251	19%	$212,508	$184,770	15%
Unbundled SaaS revenue	73,442	52,400	40%	208,241	161,470	29%
Total SaaS revenue	148,662	115,651	29%	420,749	346,240	22%
Optional managed services revenue	5,739	11,842	(52)%	16,476	36,872	(55)%
Support revenue	25,457	33,624	(24)%	79,390	105,443	(25)%
Total recurring revenue	179,858	161,117	12%	516,615	488,555	6%
Nonrecurring revenue
Perpetual revenue	23,471	24,557	(4)%	72,205	74,103	(3)%
Professional services and other revenue	20,864	32,873	(37)%	66,820	82,620	(19)%
Total nonrecurring revenue	44,335	57,430	(23)%	139,025	156,723	(11)%
Total revenue	$224,193	$218,547	3%	$655,640	$645,278	2%

Recurring Revenue

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Recurring revenue increased approximately $18.8 million, or 12%, from $161.1 million in the three months ended October 31, 2023 to $179.9 million in the three months ended October 31, 2024. The increase consisted of a $33.0 million increase in SaaS revenue, partially offset by a $8.1 million decrease in support revenue and a $6.1 million decrease in optional managed services revenue. The increase in SaaS revenue was due to increases in both unbundled and bundled SaaS revenue. The increase in unbundled SaaS revenue was primarily due to a significant contract renewal which was recognized in the current period versus a similar renewal by that customer in the fourth quarter in the prior year, as well as an increase in multi-year contracts. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily attributable to the divestiture of a manual quality managed services business on January 31, 2024. The divested services business generated $6.1 million of revenue during the three months ended October 31, 2023, with no corresponding revenue in the current period.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Recurring revenue increased approximately $28.0 million, or 6%, from $488.6 million in the nine months ended October 31, 2023 to $516.6 million in the nine months ended October 31, 2024. The increase consisted of a $74.5 million increase in SaaS revenue, partially offset by a $26.1 million decrease in support revenue and a $20.4 million decrease in optional managed services revenue. The increase in SaaS revenue was due to increases in both unbundled and bundled SaaS revenue. The increase in unbundled SaaS revenue was primarily due to increased renewal and expansion transactions, an increase in multi-year contracts, and a significant contract renewal which was recognized in the current period versus a similar renewal by that customer in the fourth quarter in the prior year. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The decrease in support revenue was primarily due to customers migrating to our SaaS solutions. The decrease in optional managed services revenue was primarily attributable to the divestiture of a manual quality managed services business on January 31, 2024. The divested services business generated $19.3 million of revenue during the nine months ended October 31, 2023, with no corresponding revenue in the current period.

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

While we continue to see significant demand for our solutions, including our AI-powered solutions, we believe that current macroeconomic factors, as described above, are impacting customer and partner spending decisions.

Nonrecurring Revenue

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Nonrecurring revenue decreased approximately $13.1 million, or 23%, from $57.4 million in the three months ended October 31, 2023 to $44.3 million in the three months ended October 31, 2024. The decrease consisted of a $12.0 million decrease in professional services and other revenue, and a $1.1 million decrease in perpetual revenue. The decrease in professional services and other revenue was primarily due to a decrease in patent royalty revenue due to reaching a settlement in the prior year with a licensee related to previously underreported royalties, and a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. The decrease in perpetual revenue was primarily due to a continued shift in spending by our customers towards our SaaS solutions, partially offset by an increase in demand for our offerings that include hardware with embedded software.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Nonrecurring revenue decreased approximately $17.7 million, or 11%, from $156.7 million in the nine months ended October 31, 2023 to $139.0 million in the nine months ended October 31, 2024. The decrease consisted of a $15.8 million decrease in professional services and other revenue, and a $1.9 million decrease in perpetual revenue. The decrease in professional services and other revenue was primarily due to a decrease in patent royalty revenue due to reaching a settlement in the prior year with a licensee related to previously underreported royalties, and a decrease in implementation services as a result of the overall shift in our business to a cloud-based model. The decrease in perpetual revenue was primarily due to a continued shift in spending by our customers towards our SaaS solutions, partially offset by an increase in demand for our offerings that include hardware with embedded software.

Cost of Revenue

The following table sets forth the cost of revenue by recurring and nonrecurring, as well as amortization of acquired technology for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Cost of recurring revenue	$38,742	$38,883	0%	$110,968	$118,093	(6)%
Cost of nonrecurring revenue	25,324	25,046	1%	78,604	79,213	(1)%
Amortization of acquired technology	1,500	1,609	(7)%	4,499	5,511	(18)%
Total cost of revenue	$65,566	$65,538	—%	$194,071	$202,817	(4)%

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

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Cost of recurring revenue decreased approximately $0.2 million, from $38.9 million in the three months ended October 31, 2023 to $38.7 million in the three months ended October 31, 2024. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of the divestiture mentioned above, and the write-off of certain third-party software licenses in the prior year, partially offset by an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base. Our recurring revenue gross margins increased from 76% in the three months ended October 31, 2023 to 78% in the three months ended October 31, 2024, primarily due to a favorable change in offering mix as SaaS revenue carries higher gross margins than our optional managed services and support revenue, and a decrease in recurring costs.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Cost of recurring revenue decreased approximately $7.1 million, or 6%, from $118.1 million in the nine months ended October 31, 2023 to $111.0 million in the nine months ended October 31, 2024. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of the divestiture mentioned above, and the write-off of certain third-party software licenses in the prior year, partially offset by an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base. Our recurring revenue gross margins increased from 76% in the nine months ended October

31, 2023 to 79% in the nine months ended October 31, 2024, primarily due to a favorable change in offering mix as SaaS revenue carries higher gross margins than our optional managed services and support revenue, and a decrease in recurring costs.

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

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Cost of nonrecurring revenue increased approximately $0.3 million, or 1%, from $25.0 million in the three months ended October 31, 2023 to $25.3 million in the three months ended October 31, 2024. The increase was primarily driven by an increase in hardware costs as a result of an increase in demand for our offerings that include hardware with embedded software, partially offset by a decrease in contractor costs. Our nonrecurring gross margins decreased from 56% in the three months ended October 31, 2023 to 43% in the three months ended October 31, 2024, primarily due to a decrease in patent license royalty revenue as described above, and lower perpetual license revenue driven by the continued shift in spending by our customers towards our SaaS offerings.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Cost of nonrecurring revenue decreased approximately $0.6 million, or 1%, from $79.2 million in the nine months ended October 31, 2023 to $78.6 million in the nine months ended October 31, 2024. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring revenue offerings, and a decrease in contractor costs, partially offset by an increase in hardware costs as a result of an increase in demand for our offerings that include hardware with embedded software. Our nonrecurring gross margins decreased from 49% in the nine months ended October 31, 2023 to 43% in the nine months ended October 31, 2024, primarily due to a decrease in patent license royalty revenue as described above, and lower perpetual license revenue driven by the continued shift in spending by our customers towards our SaaS offerings.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Amortization of acquired technology decreased approximately $0.1 million, or 7%, from $1.6 million in the three months ended October 31, 2023 to $1.5 million in the three months ended October 31, 2024. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Amortization of acquired technology decreased approximately $1.0 million, or 18%, from $5.5 million in the nine months ended October 31, 2023 to $4.5 million in the nine months ended October 31, 2024. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

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

The following table sets forth R&D for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Research and development, net	$37,736	$32,084	18%	$109,824	$97,923	12%

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. R&D increased approximately $5.6 million, or 18%, from $32.1 million in the three months ended October 31, 2023 to $37.7 million in the three months ended October 31, 2024. This increase was primarily attributable to a $4.2 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount, and a $1.3 million increase in cloud-based R&D infrastructure costs.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. R&D increased approximately $11.9 million, or 12%, from $97.9 million in the three months ended October 31, 2023 to $109.8 million in the three months ended October 31, 2024. This increase was primarily attributable to a $9.5 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount, a $3.1 million increase in cloud-based R&D infrastructure costs, and a $2.3 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, partially offset by a $3.1 million increase in the capitalization of software development costs.

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

The following table sets forth SG&A for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Selling, general and administrative	$95,987	$87,879	9%	$282,441	$297,532	(5)%

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. SG&A increased approximately $8.1 million, or 9%, from $87.9 million in the three months ended October 31, 2023 to $96.0 million in the three months ended October 31, 2024. This increase was primarily due to an increase of $3.1 million in employee compensation and related expenses primarily due to general wage inflation, a $2.0 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, a $1.9 million increase in marketing-related expenses, and a $1.9 million increase in professional services expense primarily due to recent acquisitions as discussed in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report, partially offset by a $1.8 million decrease in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project that was substantially completed during the year ended January 31, 2024. SG&A was also impacted by a $1.0 million charge due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $0.7 million in the three months ended October 31, 2023 to a net charge of $0.3 million during the three months ended October 31, 2024, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. SG&A decreased approximately $15.1 million, or 5%, from $297.5 million in the nine months ended October 31, 2023 to $282.4 million in the nine months ended October 31, 2024. This decrease was primarily due to a $16.4 million decrease in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project that was substantially completed during the year ended January 31, 2024, a decrease of $6.1 million in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year, and a $5.2 million decrease in professional services expense primarily due to reaching settlement in the prior year regarding certain legal matters discussed in Note 15, “Commitments and Contingencies” to our condensed consolidated financial statements included under Part I, Item 1 of this report. These decreases were partially offset by a $6.0 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, a $1.7 million increase in contractor costs, a $1.3 million increase in the cost of third-party software components in order to support our hybrid work environment, and a $1.2 million increase in marketing-related expenses. SG&A was also impacted by a $2.9 million charge due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $2.8 million in the nine months ended October 31, 2023 to a net charge of $0.1 million during the nine months ended October 31, 2024, as a result of revised outlooks for achieving the performance targets under several unrelated contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth the amortization of other acquired intangible assets for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Amortization of other acquired intangible assets	$3,156	$6,328	(50)%	$9,241	$19,028	(51)%

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Amortization of other acquired intangible assets decreased approximately $3.1 million, or 50%, from $6.3 million in the three months ended October 31, 2023 to $3.2 million in the three months ended October 31, 2024. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Amortization of other acquired intangible assets decreased approximately $9.8 million, or 51%, from $19.0 million in the nine months ended October 31, 2023 to $9.2 million in the nine months ended October 31, 2024. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
Interest income	$1,674	$1,650	1%	$5,248	$5,440	(4)%
Interest expense	(2,539)	(2,609)	(3)%	(7,723)	(7,994)	(3)%
Other (expense) income:
Foreign currency (losses) gains, net	(2,423)	39	*	(4,894)	212	*
Other, net	(119)	20	*	(1,042)	(153)	*
Total other expense, net	(2,542)	59	*	(5,936)	59	*
Total other expense, net	$(3,407)	$(900)	*	$(8,411)	$(2,495)	*

* Percentage is not meaningful.

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Total other expense, net, increased by $2.5 million from $0.9 million in the three months ended October 31, 2023 to $3.4 million in the three months ended October 31, 2024.

We recorded $2.4 million of net foreign currency losses in the three months ended October 31, 2024, as compared to an insignificant amount of foreign currency gains during the three months ended October 31, 2023. Our foreign currency losses in the current period were primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling.

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Total other expense, net, increased by $5.9 million from $2.5 million in the nine months ended October 31, 2023 to $8.4 million in the nine months ended October 31, 2024.

Interest income decreased from $5.4 million in the nine months ended October 31, 2023 to $5.2 million in the nine months ended October 31, 2024 due to lower balances of our investments in commercial paper and money market funds, which are included in cash and cash equivalents, as well as our bank time deposits, which are included in short-term investments.

Interest expense decreased from $8.0 million in the nine months ended October 31, 2023 to $7.7 million in the nine months ended October 31, 2024 primarily due to $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan that were written off and were included within interest expense on our condensed consolidated statement of operations for the nine months ended October 31, 2023. Further discussion regarding our borrowings appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $4.9 million of net foreign currency losses in the nine months ended October 31, 2024, and $0.2 million of net foreign currency gains in the nine months ended October 31, 2023. Our foreign currency losses in the current period were primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling and the Brazilian real, as well as the collection of a long-standing foreign withholding tax receivable.

We recorded $1.0 million of expense within other, net in the nine months ended October 31, 2024, primarily due to the recognition of a $0.5 million unrealized loss from a fair value adjustment to a noncontrolling equity investment related to an observable price change in the period.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2024	2023	2024-2023	2024	2023	2024-2023
(Benefit from) provision for income taxes	$(10,676)	$12,953	(182)%	$1,533	$14,772	(90)%

Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023. Our effective income tax rate was negative 58.2% for the three months ended October 31, 2024, compared to an effective income tax rate of 50.2% for the three months ended October 31, 2023.

For the three months ended October 31, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by the benefit of certain domestic tax credits, changes in reserves for unrecognized tax benefits and related interest due to the lapse of a statute of limitation, and lower statutory rates in certain foreign jurisdictions. The result was an income tax benefit of $10.7 million on pretax income of $18.3 million, which represented a negative income tax rate of 58.2%.

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

Nine Months Ended October 31, 2024 compared to Nine Months Ended October 31, 2023. Our effective income tax rate was 3.0% for the nine months ended October 31, 2024, compared to an effective income tax rate of 58.0% for the nine months ended October 31, 2023.

For the nine months ended October 31, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by the benefit of certain domestic tax credits, changes in reserves for unrecognized tax benefits and related interest due to the lapse of a statute of limitation, and lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $1.5 million on pretax income of $51.7 million, which represented an effective income tax rate of 3.0%.

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

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) with an initial conversion price of $53.50 per share. In accordance with the Investment Agreement, the Series A Preferred Stock did not participate in the Spin-Off distribution of the Cognyte shares and the Series A Preferred Stock conversion price was instead adjusted to $36.38 per share based on the ratio of the relative trading prices of Verint and Cognyte following the Spin-Off. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock”). The Series B Preferred Stock is convertible at a conversion price of $50.25, based in part on our trading price over the 20 trading day period following the Spin-Off. As of October 31, 2024, Apax’s ownership in us on an as-converted basis was approximately 13.4%.

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

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for cloud operations, marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service, securities repurchases, dividends on the Preferred Stock, and business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business combinations and asset acquisitions, including approximately $55.9 million and $3.2 million of net cash expended for business combinations and asset acquisitions during the nine months ended October 31, 2024 and 2023, respectively. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations and asset acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $135.4 million and $143.1 million as of October 31, 2024 and January 31, 2024, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and cash equivalents, and restricted bank time deposits of $0.2 million, at October 31, 2024 and January 31, 2024.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of October 31, 2024, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2024 and January 31, 2024:

	October 31,	January 31,
(in thousands)	2024	2024
Cash and cash equivalents	$182,823	$241,400
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	486	1,269
Short-term investments	779	686
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$184,088	$243,355
Total debt, including current portions	$412,242	$410,965

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the Preferred Stock, we expect that our primary usage of cash will be for business combinations, repayment or repurchases of outstanding indebtedness, and/or stock repurchases under repurchase programs that may be in place from time to time (subject to the terms of our Credit Agreement). Please see the “Liquidity and Capital Resources Requirements” section below for further information about our recent stock repurchase program.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2024 and 2023:

	Nine Months Ended October 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$98,227	$81,679
Net cash used in investing activities	(74,007)	(24,333)
Net cash used in financing activities	(84,383)	(127,397)
Effect of foreign currency exchange rate changes on cash and cash equivalents	803	(700)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(59,360)	$(70,751)

Our financing activities used $84.4 million of net cash and our investing activities used $74.0 million of net cash during the nine months ended October 31, 2024, which was partially offset by $98.2 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $98.2 million of net cash during the nine months ended October 31, 2024, compared to $81.7 million generated during the nine months ended October 31, 2023. Our operating cash flow in the current period increased primarily due to higher net income adjusted for non-cash expenses as a result of higher operating income, and lower operating lease payments, partially offset by a decrease in non-cash expenses primarily driven by lower depreciation expenses as a result of our workplace modifications and changes in our operating assets and liabilities.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2024, our investing activities used $74.0 million of net cash, consisting primarily of $55.9 million of net cash utilized for business combinations and asset acquisitions, $21.2 million of payments for property, equipment and capitalized software development, and $0.1 million of net purchases of short-term investments, partially offset by $3.2 million of net proceeds from the divestiture of our manual quality managed services business, which occurred during the three months ended January 31, 2024.

During the nine months ended October 31, 2023, our investing activities used $24.3 million of net cash, consisting primarily of $19.9 million of payments for property, equipment and capitalized software development costs, $3.2 million of net cash utilized for business combinations and asset acquisitions, and a $1.6 million investment in a privately-held company, partially offset by a $0.4 million decrease in restricted bank time deposits during the period.

We had no significant commitments for capital expenditures at October 31, 2024.

Net Cash Used in Financing Activities

For the nine months ended October 31, 2024, our financing activities used $84.4 million of net cash, consisting primarily of $58.6 million of payments to repurchase common stock, $20.1 million of payments of Preferred Stock dividends, $3.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $1.7 million of finance lease payments and other financing obligations, a $0.5 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees, partially offset by $0.2 million of cash received related to the sale of an insignificant product line in March 2023.

For the nine months ended October 31, 2023, our financing activities used $127.4 million of net cash, primarily due to $100.0 million of repayments of borrowings under our Term Loan, $99.3 million of payments to repurchase common stock, $20.8 million of payments of Preferred Stock dividends, $4.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.4 million of finance lease payments and other financing obligations, a $0.5 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees, partially offset by $100.0 million of proceeds from borrowings under our Revolving Credit Facility.

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

Repurchases of Common Stock

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during the repurchase period, which was completed during the six months ended July 31, 2024. On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million during the repurchase period. Repurchases are expected to be financed with available cash in the United States.

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the prior stock repurchase program. During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares of our common stock for a cost of $124.4 million, including an excise tax of $0.8 million under the prior stock repurchase program, as well as approximately 1,000 shares to facilitate income tax withholding or payments. During the nine months ended October 31, 2024, we repurchased approximately 1,701,000 shares of our common stock during the period for a cost of $52.9 million under the prior stock repurchase program, approximately 217,000 shares of common stock for a cost of $5.7 million under the new stock repurchase program, and an insignificant number of shares to facilitate income tax withholding or payments as described above. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act (“IRA”). We recognized excise tax of $0.1 million as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the nine months ended October 31, 2024. Repurchases were funded with available cash in the United States.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of October 31, 2024, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on October 31, 2024, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of October 31, 2024, no Capped Calls have been exercised.

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

The Revolving Credit Facility matures on April 9, 2026, provided that the maturity date will be January 7, 2026 if on that date a principal amount in excess of $35.0 million of the 2021 Notes remains outstanding and that amount has not been cash collateralized. Borrowings under the Revolving Credit Facility were $100.0 million at October 31, 2024, which is included in long-term debt on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of October 31, 2024, the interest rate on our Revolving Credit Facility borrowings was 6.05%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility were used to repay the outstanding balance of the Term Loan.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. At October 31, 2024, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of October 31, 2024, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2024. For additional information regarding our leases, long-term debt and our commitments and contingencies, see Note 15, “Leases”, in the Form 10-K and Note 7, “Long-Term Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of October 31, 2024, our total operating lease liabilities were $35.3 million, of which $5.7 million is included within accrued expenses and other current liabilities (current portions), and $29.6 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. Historically, there have been no significant losses related to such guarantees.

Our condensed consolidated balance sheet at October 31, 2024 included $63.0 million of non-current tax reserves (including interest and penalties of $7.6 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations and Asset Acquisitions

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2024, we made $4.5 million of payments under contingent consideration arrangements. As of October 31, 2024, potential future cash payments under contingent consideration arrangements totaled $59.3 million, the estimated fair value of which was $22.7 million, of which $8.9 million was recorded within accrued expenses and other current liabilities, and $13.8 million was recorded within other liabilities. The performance periods associated with these potential payments extend through October 2027.

In July 2023, we entered into an agreement to acquire source code that qualifies as an asset acquisition and provides for additional consideration contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the nine months ended October 31, 2024, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving certain milestones by certain dates. Refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our condensed consolidated financial statements included under Part I, Item 1 of this report for further details.

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

On April 27, 2023, we repaid in full the remaining $100.0 million outstanding principal balance related to our Term Loan with $100.0 million of proceeds from borrowings under our Revolving Credit Facility. For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA leverage ratio. As of October 31, 2024, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 6.05%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Inflation Risk

While we continue to see significant demand for our solutions, including our AI-powered solutions, we believe that current macroeconomic factors, including high prices due to inflation and changes in the interest rate environment, are impacting customer and partner spending decisions. Given the current macroeconomic environment, we continue to look for ways to manage our costs and mitigate any changes in our customers’ purchasing behavior that may occur due to these or other factors. If our costs, in particular labor, sales and marketing, and cloud hosting costs, become subject to sustained or increased inflationary pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2024 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Our exposure to market risk has not changed materially during the nine months ended October 31, 2024, other than as described above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2024. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the prior stock repurchase program. During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares under the prior stock repurchase program for an aggregate purchase price of $123.6 million, excluding an excise tax of $0.8 million. During the nine months ended October 31, 2024, we repurchased approximately 1,701,000 shares of our common stock during the period for a cost of $52.9 million under the prior stock repurchase program, approximately 217,000 shares of common stock for a cost of $5.7 million under the new stock repurchase program, and an insignificant number of shares to facilitate income tax withholding or payments as described above, excluding an excise tax of $0.1 million.

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

Share repurchase activity during the three months ended October 31, 2024 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
August 1, 2024 - August 31, 2024	—	$—	—	$—
September 1, 2024 - September 30, 2024	216,600	26.24	216,600	194,316
October 1, 2024 - October 31, 2024	—	—	—	—
	216,600	$26.24	216,600	$194,316

(1) Represents the approximate weighted-average price paid per share and excludes excise tax.

The average price per share and aggregate cost amounts disclosed above do not include the cost of commissions or the excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended October 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2024:

Number	Description	Filed Herewith / Incorporated by Reference from
3.1	Amended and Restated By-Laws (as amended) of Verint Systems Inc.	Form 8-K filed on November 25, 2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Verint Systems Inc.

December 4, 2024	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)