Form 10-K
period 2025-01-31
VERINT SYSTEMS INC
filed 2025-03-26
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2025
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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2024) was approximately $2,223,286,000.

There were 62,138,339 shares of the registrant’s common stock outstanding on March 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that may affect our business, results of operations, and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A. “Risk Factors”. These risks include, among others, the following:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, elevated interest rates, tightening credit markets, inflation, instability in the banking sector, political unrest, actual or threatened tariffs or trade wars, armed conflicts, epidemics or pandemics, or natural disasters, as well as the resulting impact on spending by customers or partners, on our business;
•risks that our customers or partners delay, downsize, cancel, or refrain from placing orders or renewing subscriptions or contracts, or are unable to honor contractual commitments or payment obligations due to challenges or uncertainties in their budgets, headcount, liquidity, or businesses or operations;
•risks associated with our ability to keep pace with technological advances, such as the advancement and proliferation of artificial intelligence (“AI”) and evolving industry standards and challenges, including: achieving, demonstrating, and maintaining the competitive differentiation of our solution platform; adapting to changing market potential from area to area within our markets; and successfully developing, launching, executing and driving demand for new and enhanced, innovative, high-quality products and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;
•risks due to aggressive competition in all of our markets and our ability to keep pace with competitors, some of whom may be able to innovate or grow faster than us or may have greater resources than us, including in areas such as sales and marketing, brand recognition, technological innovation and development, and recruiting and retention;

•risks associated with our ability to properly execute on our software as a service (“SaaS”) strategy, the increased importance of new subscriptions and renewals and associated term lengths, and risk of increased variability in our period-to-period results based on the mix, terms, and timing of our transactions;
•risks relating to our ability to properly identify and execute on growth or strategic initiatives, manage investments in our business and operations, and enhance our existing operations and infrastructure, including the proper prioritization and allocation of limited financial and other resources;
•risks associated with our ability to or costs to retain, recruit, and train qualified personnel and management in regions in which we operate either physically or remotely, including in areas of emerging technology such as AI, due to competition for talent, increased labor costs, applicable regulatory requirements, or otherwise;
•challenges associated with selling sophisticated solutions and cloud-based solutions, which may incorporate newer technologies, such as AI, whose adoption, value, and use-cases are still emerging (and may present risks of their own), including with respect to longer sales cycles, more complex sales processes and customer evaluation and approval processes, more complex contractual and information security requirements, and assisting customers in understanding and realizing the benefits of our solutions and technologies (including versus those of our competitors), as well as with developing, offering, implementing, and maintaining an enterprise-class, broad solution portfolio;
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
•risks associated with our significant international operations, including exposure to regions subject to political or economic instability or hostilities, fluctuations in foreign exchange rates, inflation, increased financial accounting and reporting burdens and complexities, and challenges associated with a significant portion of our cash being held overseas;
•risks associated with a significant part of our business coming directly or indirectly from government contracts and associated procurement processes and regulatory requirements;
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
•risks associated with the development and use of AI, including regulatory, social, or ethical issues, as well as our ability to capitalize on and benefit from the advancement and proliferation of AI;
•risks associated with the mishandling or perceived mishandling of sensitive or confidential information and data, including personally identifiable information or other information that may belong to our customers or other third parties, including in connection with our SaaS or other hosted or managed services offerings or when we are asked to perform service or support;
•risks that our solutions or services, or those of third-party suppliers, partners, or OEMs which we use in or with our offerings or otherwise rely on, including third-party hosting platforms, may contain defects, develop operational problems, or be subject to security vulnerabilities or lapses, including cyber-attacks, information technology system breaches, failures, or disruptions;
•risks associated with our reliance on third parties to provide cloud hosting or certain other cloud-based services to us or our customers, including the risk of service disruptions, data breaches, or data loss or corruption;
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
•risks that we may experience liquidity or working capital issues and risks that financing or refinancing sources may be unavailable to us on reasonable terms or at all;

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
•risks associated with market volatility in the prices of our common stock and convertible notes based on our performance, third-party or market speculation or publications, or other factors, and risks associated with actions of activist stockholders; and
•risks associated with Apax Partners’ significant ownership position and potential that its interests will not be aligned with those of our common stockholders.

PART I

Item 1. Business

Our Company

Verint® Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a leader in customer experience (“CX”) automation. The world’s most iconic brands – including more than 80 of the Fortune 100 companies – use the Verint Open Platform and our team of AI-powered bots to deliver tangible AI business outcomes across the enterprise. Verint is uniquely positioned to help brands increase CX automation with our differentiated AI-powered Open Platform.

We are headquartered in Melville, New York, and have approximately 17 offices worldwide, in addition to a number of on demand, flexible coworking spaces. We have approximately 3,800 employees plus a few hundred contractors around the globe.

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

We are well-positioned to take advantage of the CX automation market opportunity due to our decades of focus on customer and workforce engagement software and our large base of enterprise customers across many industries and geographies. Our large team of AI-powered bots and open platform leverage the latest advancements in AI technology and are specifically designed to help brands increase CX automation.

Our strategy is to drive adoption of our open platform within our large customer base, as well as with new logo customers, by enabling brands to deploy AI across their customer engagement workflows, at their own pace and with minimal operational disruption, to increase CX automation.

Verint Open Platform Designed for CX Automation

Launched in 2023, the Verint Open Platform is designed to help brands increase CX automation across all touchpoints between their organization and their customers: in the contact center, back office, branch, web sites, and mobile apps. The Verint Open Platform is sold on a subscription basis and for the fiscal year ended January 31, 2025, approximately 80% of our revenue came from our subscription business, which we measure using Subscription Annual Recurring Revenue (“ARR”). For information about ARR, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Performance Metric and Trends,” in this Annual Report on Form 10-K.

Our platform is differentiated based on an open approach and a unique architecture with behavioral data and Verint Da Vinci AI at the platform core. Our platform uniquely helps brands automate their manual CX workflows to deliver strong AI business outcomes. Brands use many manual CX workflows every day, consuming significant amounts of time and money. By using AI-powered bots to automate steps, or micro-workflows, in these manual processes, brands can realize massive savings and efficiencies.

Verint’s Differentiated Approach

Verint’s differentiated approach to automating CX workflows delivers stronger, faster AI outcomes. Currently, brands are performing many manual CX workflows, such as interaction handling, quality monitoring, business analytics, and more. Every CX workflow is comprised of many steps, or micro-workflows. Each Verint bot automates a specific micro-workflow with high precision and can be seamlessly added to existing workflows without disruption, enabling brands to add automation at their own pace.

This approach provides organizations the flexibility to choose the applications and bots that automate the micro-workflows addressing their critical business priorities. It also provides them with confidence that their investment will be future-proofed as technology changes.

Verint has developed over 50 AI-powered bots in the platform, and the modular nature of the platform enables brands to selectively adopt individual bots that meet their immediate business priorities or a team of bots that can work together to accelerate the brands’ CX automation.

The Verint Open Platform is designed to seamlessly fit into a brand’s current enterprise ecosystem. For instance, if a brand prefers to deploy one or more AI-powered bots without migrating their on-premises telephony solution to the cloud, the Verint Open Platform’s hybrid architecture supports that.

The Verint Open Platform provides hundreds of pre-built integrations and can easily connect with brands’ existing customer relationship management, human resources, and other business applications, as well as with their data lakes. Organizations are also able to integrate their preferred large language models (“LLMs”) with the Verint Open Platform, taking advantage of our open approach.

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

Behavioral Data at the Platform Core

Verint designed the behavioral data hub at the platform core to help brands maximize the business value hidden in their behavioral data. Behavioral data consists of customer interactions, customer experiences, and workforce data that are created across every touch point of the customer with the brand. For many brands, this behavioral data is typically locked up in data silos, and it is hard to access or use for deriving critical business insights.

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

Verint Bot Innovation

Verint Da Vinci AI, Verint Data Hub, and Verint Workflows

Verint
Da Vinci AI™
The Bot
Factory
Verint
Workflows
AI to Agents'
Fingertips
Verint
Data Hub
The Bot
Gym

Verint Da Vinci AI is “the bot factory”. The latest AI models are used in the bot factory to create bots to augment agents, managers, and other roles.

The bots are training in the Verint Data Hub, which is the “bot gym” used to increase bot accuracy, driving high ROI.

The AI-powered bots are injected into existing business workflows, putting AI at the fingertips of agents to increase workforce capacity.

© 2025 Verint Systems Inc. All marks referenced herein are trademarks, registered or otherwise, of Verint Systems Inc. (“Verint”), its subsidiaries, or its respective licensor owners. All Rights Reserved Worldwide.

1

Team of AI-powered Bots Powering Business Outcomes

As noted above, today we have developed over 50 AI-powered bots in our open platform. Each of these AI-powered bots is designed to automate a single micro-workflow to augment agents, managers, and other roles across the organization. Our AI-powered bots are created in Verint Da Vinci, trained in our data hub, and then embedded in business workflows, putting AI at the fingertips of the customer engagement workforce. Specifically designed to deliver measurable business outcomes with high ROI, our bots help brands increase workforce capacity and elevate employee experience (“EX”) and CX.

Best-of-Breed Applications and AI-Powered Bots

There are many best-of-breed applications and AI-powered bots available in the Verint Open Platform delivering a wide range of capabilities for contact centers, branches, back offices, web sites, and the CX function. The following is a description of capabilities by category:

Customer Self-Service: Enables human-like conversations across voice and digital channels, improving containment rates within self-service and delivering customers more personalized experiences.

Agent Copilot Bots: Enables brands to increase agent capacity through automating steps of their agent assistance micro-workflow. Each bot automates a specific step, such as writing a call summary, or determining the reason for the call.

Business Analytics: Extracts insights from structured and unstructured behavioral data to inform business strategy, increase workforce productivity, and drive CX automation.

Workforce Engagement: Enables brands to efficiently and effectively manage their CX workforce through AI-powered applications to improve forecasting and scheduling, quality and compliance, and more.

Voice of Customer/Employee: Collects and analyzes customer and employee experience data across all customer journeys, including direct, indirect, and inferred experiences. It empowers brands with insights to improve CX and EX.

Channels & Desktop: Enables interactions handling and automation across communications channels.

Our Customers

Our solutions are used by over 80 of the Fortune 100 companies and in over 175 countries around the world, across a diverse set of verticals, including financial services, healthcare, utilities, technology, and government. Our customers include large enterprises with thousands of employees, as well as SMB organizations. In the year ended January 31, 2025, we derived approximately 72%, 18%, and 10% of our revenue from sales to customers in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. In the year ended January 31, 2025, no customer or partner represented more than 10% of our total revenue.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). In addition, we generally receive a higher volume of orders in the last month of the quarter, with orders concentrated in the latter part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While a variety of seasonal and cyclical factors are common in the software and technology industry, these industry patterns should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including the timing of renewals for larger unbundled SaaS contracts, the average length of contract terms, and general economic conditions, may also have an impact on our business and financial results. See “Risk Factors” in Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

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

Customer Success

We offer a range of services to help our customers achieve their business objectives and maximize their return on investment. Additionally, we provide our customers and partners with metrics to measure our solutions’ adoption, performance, and effectiveness, to deliver the desired business outcomes. Our strategic focus on customer success is part of our goal to retain our customers and increase ARR through the adoption of AI-powered bots from our platform. The services we provide include the following:

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

Research and Development

We consistently work to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development (“R&D”) activities. Our R&D team, which is comprised of engineers, data scientists, PhDs and other technical experts, have deep software expertise, particularly in the areas of AI, machine learning, big data, specialized language and vocabulary processing, and other key areas that support our strategic initiatives. In addition to the development of new solutions and the addition of capabilities to existing solutions, our R&D activities include development and enhancement of our cloud platform and shared services, quality assurance, and advanced technical support for our customer services organization. R&D is performed primarily in the United States, the United Kingdom, Israel, India, Hungary, Ireland, and Indonesia.

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

Human Capital

As of January 31, 2025, we employed approximately 3,800 employees plus a few hundred contractors, with approximately 39%, 33%, and 28% of our employees and contractors located in the Americas, EMEA, and APAC, respectively. We consider our relationship with our employees to be good and a critical factor in our success. The market for talent in our industry is highly competitive. See Item 1A of this report for a more detailed discussion of the human capital risks we face.

Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or trade unions, or are automatically entitled to severance or other benefits mandated under local laws.

We have adopted a global human rights policy and maintain policies and procedures to comply with the UK Modern Slavery Act and the Australian Modern Slavery Act in an effort to ensure that our practices are in line with relevant human rights and labor standards.

We seek to ensure that neither our own business practices nor those of our suppliers involve any form of slavery, forced or involuntary labor, or human trafficking. We also seek to ensure that neither we nor our suppliers employ individuals below the legal age of employment.

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

Our People

Our recruiting, retention, and promotion programs focus on the best and most qualified talent available to us across the globe.

As of January 31, 2025, on a global basis, females represented approximately 28% of our employee base and 26% of our leadership roles.

As of January 31, 2025, approximately 30% of our U.S. workforce was comprised of minorities.

We build and maintain relationships with colleges and universities that offer innovative and highly technical coursework that develops the expertise needed for success in our industry. Participating in recruiting programs for interns and new graduates from such schools helps us to build a pipeline of qualified new talent.

Our Inclusion Council focuses on promoting an environment that attracts and retains the best talent, values participation and collaboration, educates our employees, and encourages innovation.

The council currently has several initiatives underway and works in part through several employee resource groups which are focused on, among other things, activities driving awareness and an inclusive culture.

Our board of directors is currently comprised of 10 directors, including three female directors, one of whom identifies as racially / ethnically diverse. The composition of the current board reflects a variety of business and professional experience, skills, background, and age among our directors.

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

We recognize differences in family composition and our tiered U.S. benefit plans provide options for employees in a variety of family circumstances, including domestic partner benefits, adoption assistance, and fertility assistance.

Our hybrid work model gives employees the flexibility to work from a Verint office or from a remote location, such as their homes. To facilitate this flexibility, we provide our employees with the resources that they need in order to work in a remote environment, including, in most cases, a full technology stack comprised of a laptop, monitors, and other accessories. Additionally, we launched collaboration sites, partnering with a global provider for coworking space, that allow employees from all over the world to reserve local collaboration/office space as needed to work with their colleagues in person. We have also invested in converting our offices into high-tech collaboration sites for employees to work with colleagues and teams in person as needed. The ability to work remotely or at a collaboration site provides more work life balance and is a benefit of our hybrid work model.

We make efforts to listen to the voice of our employees. We periodically conduct employee surveys and, where possible, use the feedback received from those surveys to drive certain initiatives. In 2024, we conducted the Great Place to Work® survey, to assess employee satisfaction in key areas, from credibility and respect to fairness and inclusion, and received certification in the majority of our eligible countries. Approximately 80% of our global employees participated in the survey, and according to survey results, nearly 94% of our employees stated they felt welcome joining the company. Additional feedback we received included requests for additional development and collaboration opportunities.

Continuous learning and the professional development of our employees are key factors in our success. All our employees are afforded the opportunity to take part in our training programs, with the ability to focus their learning on the skills and knowledge that are most relevant for their professional development. We offer thousands of training courses through multiple channels of learning, including Verint Academy, technical skills training, online training offerings through our employee assistance program and wellness applications, mentorship sessions and leadership coaching, and traditional classroom and external training engagements assigned by leadership for personal and professional development. Our global hackathons provide an opportunity for teams of employees to be mentored in areas of innovation to build skills and partake in developing real-time day-to-day solutions to real-time opportunities within their department. Verint Academy also provides employees with extended learning options for additional soft skills, and technical and professional training in a self-service model. Our learning and development options also include mental, physical, and financial health trainings in addition to professional development.

Our vWellness Platform promotes employee engagement through global employee challenges, a social platform for employees to build relationships and share events across the globe, as well as company-designed initiatives like our “Peer to Peer” recognition program, our Tour de Verint global step challenge, and our Verint’s Got Talent event.

Our fast-paced, challenging, and collaborative work environment nurtures professional growth and offers a wide array of career advancement opportunities. Our workforce planning tools provide managers with a framework for thinking strategically about the talent our company requires to achieve our business goals. We provide tools to prepare people managers with extended resources, such as our Manager Engagement Playbook and Manager Coaching Cue Activities, that supports managers in day-to-day real-time activities that make work more meaningful to our employees. We conduct annual performance reviews for all of our employees, which include an opportunity for employees to discuss career development with their managers and to design an Individual Development Plan.

Community Involvement and Giving

We seek to give back to the communities in which we live and work. In 2005, we launched the Verint Next-Generation Program, which engages our employees around the globe in projects that benefit children in need.

As part of the program, our employees have engaged in various community activities, including supplying food pantries, participating in blood drives, collecting clothing and school supplies, building playgrounds, cleaning parks and planting gardens. We are also proud to support our employees’ community service activities with programs for donating employee time to qualified children’s organizations and matching grants. In 2024, we held a Global Day of Giving Event, where hundreds of our employees across the world came together to participate in charitable, environmental, and community events. For the year ended January 31, 2025, Verint and our employees donated over $540,000 to charitable organizations through our various programs, with more than 2,400 of our employees supporting approximately 100 events for non-profit organizations in our local communities benefiting approximately 150 charitable organizations across the globe.

Competition

We face strong competition from many vendors, some of whom focus on customer engagement and some of whom offer customer engagement-related capabilities. Key competitors include Alvaria, Inc., Calabrio, Inc., Genesys Cloud Services, Inc., NICE Ltd., Pegasystems Inc., Qualtrics International Inc., divisions of larger companies, including Microsoft Corporation, Alphabet Inc. (Google), Amazon.com, Inc., and Salesforce, Inc., as well as many smaller companies adopting AI models to pursue the CX automation opportunity, which vary from region to region globally.

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

We believe that our competitive success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services, including achieving, demonstrating, and maintaining the competitive differentiation of our solution platform. Some of our competitors have, among other things, superior brand recognition, and significantly greater financial or other resources than we do. With the advancement and proliferation of AI, we are experiencing competition from a broader range of competitors, including hyper-scalers, niche or point solution AI companies and internal development efforts by customers. We also face competition from Contact Center as a Service (“CCaaS”) companies who offer all-in-one platforms that combine software applications and technology infrastructure. Consolidation among our competitors may also improve their competitive position. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—Intense competition in our markets and competitors with greater resources or the ability to move faster than us may limit our market share, profitability, and growth” in Item 1A of this report for a more detailed discussion of the competitive risks we face.

Intellectual Property Rights

General

Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of trade secret, patent, copyright, and trademark laws, and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents

We have hundreds of issued patents and patent applications worldwide across areas including data capture, AI, machine learning, analytics, and automation. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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

While we employ many of our innovations exclusively in our own products and services, we also engage in outbound and inbound licensing of specific technologies and make use of free or open source components. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms or on a free or open source basis. See “Risk Factors—Risks Related to Our Business—Markets, Competition, and Operations—For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us” and “Risk Factors—Risks Related to Our Business—Intellectual Property—Use of free or open source software or other content could expose our products to unintended restrictions and could materially adversely affect our business” in Item 1A of this report.

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

Regulatory Matters

Our business and operations are subject to a variety of evolving regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, AI, information security, environmental sustainability, government contracts, anti-corruption, trade compliance, tax, and labor matters. See “Risk Factors—Risks Related to Our Business—Regulatory Matters, Data Privacy, Information Security, and Product Functionality—We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact us or our business”, “—Increasing regulatory focus on data privacy issues and laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability”, and “ —Issues relating to the development and use of AI, including generative AI, may result in reputational harm, liability, or adverse financial results” in Item 1A of this report for a more detailed discussion of the regulatory risks we face.

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

Our business is subject to risks arising from adverse changes in domestic and global macroeconomic and other conditions. Slowdowns, recessions, economic instability, elevated interest rates, tightening credit markets, inflation, instability in the banking sector, political unrest, actual or threatened tariffs or trade wars, armed conflicts, epidemics or pandemics, or natural disasters, around the world may cause companies and governments to delay, reduce, or cancel planned spending with us, may increase our costs, or may otherwise disrupt or negatively impact our business or operations. Declines in information technology spending by enterprise or government customers or partners have affected the markets for our solutions in the past and may affect them again based on current and future macroeconomic and/or global conditions.

Customers or partners who are facing business challenges, reduced budgets, reductions-in-force, higher costs, liquidity issues, or other impacts from such macroeconomic or other global changes are also more likely to defer purchase decisions, reduce the size or duration of or cancel orders or subscriptions, or delay or default on payments. We believe that current macroeconomic factors are impacting customer and partner spending decisions. If customers or partners significantly defer, reduce, or cancel their spending with us, or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The industry in which we operate is characterized by rapid technological changes, such as the advancement and proliferation of AI, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges. The introduction, advancement, or proliferation of new technologies, such as AI, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can create confusion or disruption in our market, exert pricing pressure on existing products and services, and/or render existing products or services unmarketable or obsolete. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving.

It is critical to our success that we are able to anticipate and respond to changes in or new technology, industry standards, and customer challenges by consistently developing new, innovative, high-quality products and services. It is also critical to our success that we inform and educate existing and potential customers, including the key decision-makers within customer organizations, of the capabilities and competitive advantages of our solutions, including with respect to newer technologies, such as AI. Our success is largely dependent on our ability to achieve, demonstrate, and maintain the competitive differentiation of our solution platform, including our AI offerings.

If we fail to develop high-quality solutions or to provide high-quality services and support, it could adversely affect our reputation, our ability to sell our services offerings to existing and prospective customers, and our operating results. We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization. We must also develop and maintain the expertise of our employees as the needs of the market and our solutions evolve.

If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources or the ability to move faster than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain competitive differentiation, maintain market share, remain profitable, invest, and grow. We are also encountering new competitors as we expand into new markets or as new competitors expand into ours.

Our competitors may be able to more quickly develop or adapt to new or emerging technologies, such as AI, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, superior brand recognition with customers, partners, employees, or investors, higher growth rates, superior margins, longer operating histories, larger customer bases, longer standing relationships with customers, and significantly greater financial or other resources. With the advancement and proliferation of AI, we are experiencing competition from a broader range of competitors, including hyper-scalers, niche or point solution AI companies, and internal development efforts by customers. We also face competition from CCaaS companies who offer all-in-one platforms that combine software applications and technology infrastructure. Consolidation among our competitors may also improve their competitive position. To the extent that we cannot compete effectively, our market share and results of operations, would be materially adversely affected.

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

Our future success and financial results depend on our ability to properly execute on our SaaS strategy and predict our sales mix, terms and timing.

Our revenue and profitability objectives are highly dependent on our ability to continue to expand our SaaS business. As the software market moves more and more to SaaS, existing customers who remain with our legacy on-premises solutions, whether under perpetual licenses or term licenses, may be at greater risk of attrition, particularly if they do not commit to multi-year subscriptions for those products or if they do not add subscriptions to newer SaaS-based offerings, such as our AI bots, as part of a hybrid deployment.

The mix, terms, and timing of customer transactions in a given period can have a significant impact on our financial results, particularly our revenue and profitability, in that period (and our attendant ability to make budgeting and guidance decisions). We recognize bundled SaaS revenue over the term of the subscription, so as our bundled SaaS revenue continues to grow, we expect a greater amount of our revenue to be recognized over longer periods, in some cases several years, as compared to the way revenue is recognized for perpetual licenses or term licenses. This change in the pattern of recognition also means that increases or decreases in SaaS subscription activity impact the amount of revenue recognized in both current and future periods. The duration of the term of new or renewal SaaS contracts, especially unbundled SaaS contracts, can also have a significant impact on our results, particularly revenue and profitability, in a given period. As a result of our SaaS transition, our subscription renewal rates and term lengths have become more important to our financial results, and if customers choose not to renew, or to reduce, their subscriptions, our business and financial results will suffer. We have also shifted from generally invoicing our multi-year contracts upfront to invoicing on an annual basis. Accordingly, with the transition to an annual billings model, we have seen the timing of our cash collections extend over a longer period of time than it has historically.

The deferral or loss of one or more significant orders or a delay in a large implementation can also materially adversely affect our operating results, particularly our revenue and profitability, especially in a given quarter. As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter. This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis. Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

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

Investments in, among other things, new markets, new products, solutions and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. In particular, we believe that we must continue to dedicate a significant amount of resources to our R&D efforts to maintain and improve our competitive position and the competitive differentiation of our solution platform. Our investments in R&D or acquired technologies may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all. For example, we believe that customer adoption of our cloud platform and our AI bots is a key element of our future success and we have made significant investments to enhance and expand the platform and our portfolio of bots; however, we cannot assure you that we will achieve the expected benefits of these investments and that the market will adopt our cloud platform or our bots.

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

We depend on the continued services of our senior management and highly-skilled employees across all levels of our organization to run and grow our business. Our senior management has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, particularly if we are not successful in developing or implementing adequate succession plans. As we grow, we must also enhance and expand our management team to execute on new and larger agendas and challenges and we must successfully identify and season successor management. To remain successful and to grow, we need to retain existing employees and attract new qualified employees, including in new markets and growth areas we may enter, such as AI. Retention is an industry issue given the competitive technology labor market, especially with today’s remote work options.

The market for qualified personnel is competitive in the geographies in which we operate and for qualified remote workers and may be limited especially in areas of emerging technology such as AI. We may be at a disadvantage to larger companies with greater brand recognition or financial resources, to competitors with faster growth rates or higher valuations, or to start-ups or other emerging companies in trending market sectors. Work visa restrictions, especially in the United States, have also become significantly tighter in recent years, making it difficult or impossible to source qualified personnel from other countries or even to hire those already in the United States on current visas. Regulatory requirements may also create risks in our ability to recruit and retain employees. Efforts we engage in to establish operations in new geographies where additional talent may be available, potentially at a lower cost, may be unsuccessful or fail to result in the desired cost savings or quality. Remote employment arrangements also come with challenges, including with respect to retention, collaboration, training, and corporate culture. If we are unable to attract and retain qualified management and personnel when and where they are needed or to develop our remote workforce, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with sales, our profitability may be adversely affected.

The market for talent in our industry has been competitive for many years, and remains so due to increased compensation expectations, higher costs of living, and skills gaps. This competition for labor has made it more challenging to locate candidates with the desired talents. While we have seen an increase in applicant pools, the qualified candidates for certain key positions are very limited. As a result, this limited talent pool, particularly in growth areas, is also driving elongated market searches and pushing compensation well beyond benchmarks and, consequently, labor costs have increased more significantly than in prior periods. These labor shortages and increased labor costs could negatively affect our financial condition, results of operations, or cash flows, especially if rising costs outpace our revenue growth.

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

Our sales cycles can range in duration from as little as a few weeks to more than a year. Our larger sales typically require a minimum of a few months to consummate. As the length or complexity of a sales process increases, so does the risk of successfully closing the sale. There is greater risk of customers deferring, scaling back, or canceling sales as a result of, among other things, their receipt of a competitive proposal, changes in budgets and purchasing priorities, extensive internal approval processes, macroeconomic factors, or the introduction or anticipated introduction of new or enhanced products or technologies by us or our competitors during the process. Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities. Customers may also require education on the value and functionality of our solutions as part of the sales process, including with respect to newer technologies such as AI, further extending the time frame and uncertainty of the process.

More complex solution sales, including sales of AI or other SaaS services, also require greater expertise in sales execution and transaction implementation than more basic product sales, including establishing and maintaining the appropriate level of contacts and relationships within customer and partner organizations, understanding customer purchasing and approval processes, information security, AI committee review, and other requirements. Our ability to develop, sell, implement, and support enterprise-class solutions and a broad solution portfolio is a competitive differentiator for us, which provides for solution diversification and more opportunities for growth, but also requires greater investment for us and demands stronger execution in many areas, including among others, sales, product development, and cloud operations.

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

Our growth strategy depends in part on expanding our sales through partners. To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with partners, resellers, and systems integrators and avoid excessive concentration with any one or a small group of such parties. We must often compete with other suppliers for these relationships and for the attention of these partner organizations, especially their salesforces. Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, ease of integration with the partner’s offerings or the end customer’s environment, ease of implementation/installation, support, and price. Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. We cannot be certain that our partners will continue to market or sell our products and services effectively. In addition, we may need to provide significant enablement to partners to improve their ability and willingness to favorably position and sell our solutions, including collaborating on larger or more sophisticated sales. In some cases, we and our partners may compete for sales, such as when we include infrastructure functionality as part of a sale or when our partner offers applications they have developed or acquired as part of their sale. Some of our partners may also partner with our competitors or offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, expanding, and enabling these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected. Moreover, if our partner and other distribution channels are not successful in their efforts, we may lose sales opportunities, customers, and revenue.

For certain services, products, or components, we rely on third-party providers, which may create significant exposure for us.

We purchase technology, outsource aspects of our operations, license IP rights, and oversee third-party manufacturing of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established providers wherever possible, in some cases, these providers may be smaller, less established companies, including in an effort to benefit our margins or in the case of new or unique technologies that we have not developed internally.

If any of these providers experience financial, operational, security, manufacturing, or quality assurance difficulties, cease production or sale, or there is any other disruption in our supply, including as a result of the acquisition of a provider by a competitor, macroeconomic issues like those described above, or otherwise, we will be required to locate and migrate to alternative providers, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delays, and negatively impact our sales and customer relationships. Although we endeavor to establish contractual protections with key providers, such as source code escrows, warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

Because we have significant operations and business around the world, we are subject to geopolitical and other risks that could materially adversely affect our results.

We have significant operations and business around the world, including sales, R&D, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include the United Kingdom, India, Israel, Indonesia, and Australia. We also generate significant revenue and cash collections from outside the United States, including from countries in emerging markets, and we intend to continue to grow our business internationally. In 2025, approximately 34% of our revenue was generated from sales to customers outside the U.S.

Our global operations are, and any future foreign growth will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•foreign currency fluctuations;

•inflation and actions taken by central banks to counter inflation;

•political, security, or economic instability or corruption;

•war, terrorism, natural disasters, pandemics, or other catastrophic events;

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

Any or all of these factors could materially adversely affect our business or results of operations. For example, we continue to monitor the situations in Russia, Ukraine, and Israel relative to applicable regulatory restrictions and the potential for the impact of the conflicts to expand beyond the current regions.

Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions.

We have significant operations in Israel, including R&D and support; however, these operations comprise less than 5% of our employee base. Conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. Violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including the Palestinians or Iran, may impede our ability to support our products or engage in R&D, or otherwise adversely affect our business, operations, or personnel. As of the date of this report, we do not believe that the war / hostilities between Israel and Hamas or between Israel and Iran or its proxies has had or will have a material impact on our business or results of operations. However, if these conflicts worsen or expand, leading to greater disruption in Israel and/or to greater global economic disruptions and uncertainty, our business or results of operations could be materially impacted.

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

We provide products and services, directly and indirectly, to a variety of government entities, both domestically and internationally. For the year ended January 31, 2025, approximately 10% of our business was generated from contracts directly or indirectly with various governments around the world. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future.

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

As part of our long-term growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future. In many areas, we have seen the market for acquisitions become more competitive and valuations increase. Our competitors also continue to make acquisitions in or adjacent to our markets and may have greater resources or valuations than we do, enabling them to pay higher prices, particularly for the most attractive assets. As a result, it may be difficult for us to identify suitable acquisition or investment targets that can facilitate our growth strategy or to consummate acquisitions or investments once identified on acceptable terms or at all. If we are not able to execute our acquisition strategy, we may not be able to achieve our long-term growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.

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

•risk of unforeseen or underestimated challenges or liabilities associated with an acquired company’s business or operations, including litigation, regulatory matters, or security vulnerabilities in acquired products that expose us to additional security risks or delays our ability to integrate these products into our offerings;

•management distraction from our existing operations and priorities;

•risk that the market does not accept the integrated product portfolio;

•challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems and processes;

•retention risk with respect to key customers, distributors, other business partners, suppliers, and employees of the acquired business and challenges in integrating and training new employees and reconciling cultures;

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

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, AI, cyber / information security, environmental sustainability, government contracts, anti-corruption, trade compliance, tax, and labor matters.

In addition, we build or license new and evolving technologies, which may include AI, machine learning, analytics, and biometrics, as part of our offerings, and these technologies are subject to complex and evolving regulatory requirements pertaining to their use or sale. The evolving regulatory environment surrounding these new technologies may also increase our research and development costs, compliance costs, and confidentiality and security risks. The sale of these technologies, or their use by us or by our customers or partners, may also subject us to additional risks, including reputational harm, competitive harm or legal liabilities, due to their perceived or actual impact on human rights, privacy, employment, or in other social or discriminatory contexts. Third parties may criticize us or seek to hold us responsible not only for our own activities in this regard but also for the activities of our customers or partners.

We anticipate that we will become subject to an increasing amount of regulation and/or disclosure requirements related to environmental, social and governance (“ESG”) matters, including on topics such as environmental sustainability and employment matters. In the United States, recent Executive Orders regarding anti-discrimination have significantly impacted the legal landscape with respect to recruitment and other employment-related programs, especially for U.S. federal contractors such as us.

We have also seen increased scrutiny on ESG matters from a variety of stakeholders, including investors, proxy advisors, rating agencies, customers, partners, and employees, and the views of certain stakeholders may or may not align with applicable legal requirements. Stakeholders may not be satisfied with our efforts or progress on these matters, and certain stakeholders may pressure us to publicly establish goals or make commitments on these matters which may be difficult to manage or achieve, or may criticize us if we do not. If we fail to meet any public goals or commitments we make, or if we otherwise receive backlash for our ESG efforts, we may be subject to reputational harm or legal liability.

Compliance with applicable regulatory requirements may be onerous, time-consuming, and expensive. Moreover, the application of these laws and regulations to our business is often unclear and may at times conflict, especially where requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in or comply with the rules of another jurisdiction.

While we endeavor to implement policies, procedures, and systems designed to achieve compliance with these regulatory requirements, we cannot assure you that these policies, procedures, or systems will be adequate, that we will always be able to quickly and correctly adapt to changes in these requirements or reconcile complicated or inconsistent requirements, or that we or our personnel will not violate these policies and procedures or applicable laws and regulations. Violations of these laws or regulations may harm our reputation and deter government agencies and other existing or potential customers or partners from purchasing our solutions. Furthermore, non-compliance with applicable laws or regulations could result in fines, damages, criminal sanctions against us, our officers, or our employees, restrictions on the conduct of our business, and damage to our reputation.

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

We are increasingly building AI into our offerings. Social and ethical issues relating to the use of AI, including generative AI, in our offerings may result in reputational harm, liability and additional costs. For example, if our AI development, testing, evaluation, deployment, content labeling, or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of our AI solutions, or cause harm to individuals, customers, or society, or result in our offerings not working as intended or producing unexpected outcomes. This in turn could undermine confidence in the decisions, predictions, analysis, or other content that our AI solutions produce, subjecting us to competitive harm, legal liability, and brand and reputational harm.

In addition, the rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended harmful impact. Uncertainty around new and evolving AI use may require additional investment to develop responsible use frameworks, develop or license proprietary datasets and machine learning models and develop new approaches and processes for attribution, consent, and/or compensation, which could be difficult or costly. Developing, testing, and deploying AI systems may also increase the cost of our offerings, including due to the nature of the computing costs involved in such systems. Moreover, the computer infrastructure needed to train and run models is in high demand, which can also contribute to higher costs or lead to longer development cycles. These costs could adversely impact our margins and delays could adversely impact our competitiveness or sales as we continue to add AI capabilities to and scale our offerings without assurance that our customers and users will adopt them.

If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.

Increasing regulatory focus on data privacy issues and laws in these areas may result in increased compliance costs, impact our business models, and expose us to increased liability.

As a global company, Verint is subject to global privacy and data security laws, and regulations. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are scrutinizing how companies collect, process, use, store, share and transmit personal data. Additionally, we may be viewed as a participating party when our customers and partners use our technologies to conduct these activities. These laws and regulations have resulted in significant compliance obligations, costs, increased regulatory proceedings or litigation, and increased exposure for significant fines, penalties, or commercial liabilities.

Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as industry self-regulatory codes create compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have developed policies, procedures, and systems to facilitate compliance with applicable requirements, these existing or new laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to both enterprise and individual requests under the laws (such as individual rights of access, correction, and deletion of their personal information where Verint is legally obligated to do so), to share information internally, and to implement our business models effectively. These laws may also impact our products and services as well as our innovation in new and emerging technologies. These requirements, among others, may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts or otherwise increase our exposure to customers, regulators, or other third parties.

Transferring personal information across international borders has become more complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for data transfers, including approved frameworks such as the EU-US Data Privacy Framework or standard contract clauses, may be contested or invalidated. If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States, should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our operations, business, financial condition and results of operations.

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

We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of customer and end customer information and data from both a data privacy and an information security perspective. We also evaluate the information security of potential partners and vendors as part of our selection process and attempt to negotiate adequate protections from such third parties when we enter into contracts with them. Our customer contracts also obligate our customers to undertake steps necessary for satisfying individual rights under laws and regulations, and to configure and operate our solutions, including our cloud platform, in compliance with applicable law. While these policies, procedures, systems, contractual provisions, and measures are designed to mitigate the risks associated with handling or processing personal data, including categories of personal data which may be classed as sensitive data, they cannot always safeguard against all risks, nor can we control the actions of third parties, including vendors, customers and partners. The improper handling of personal data including sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses or breaches affecting us, our partners, our customers, or our products or services, could reduce demand for our products or services or otherwise expose us to financial or reputational harm or legal liability.

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

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information related to our customers, partners, and personnel. This information may be processed and maintained on our internal information technology systems or on systems hosted by third-party service providers. These systems, whether internal or external, may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, new system implementations, acts of terrorism or war, natural disasters such as earthquakes, floods, or fires, power losses or shortages, telecommunications failures, and similar events. Natural disasters and associated events may occur in the future with increasing frequency or severity as a result of climate change. Power disruptions may also become more frequent or severe as a result of increasing demand on global power grids, including due to the advancement and proliferation of energy-intensive technologies such as AI, blockchain, and electric vehicles. Information technology systems may also be subject to break-ins, breaches of networks by an unauthorized party, software vulnerabilities or coding errors, employee mistakes, theft or misuse, sabotage, intentional acts of vandalism, or other misconduct.

Customers are highly focused on the security of our products and services, especially our cloud-based solutions, and our solutions may be vulnerable to cyber-attacks even if they do not contain defects. Our increased reliance on third-party service providers, particularly with respect to third-party cloud hosting, increases our exposure to damage from service interruptions.

We regularly monitor global and geopolitical events, some of which have in the past and may in the future increase cyber-attacks on us and our offerings, thereby increasing the risk of breaches. We have experienced cyber-attacks in the past and expect to continue to experience them in the future, potentially with greater frequency.

While we are continually working to maintain secure and reliable systems and platforms, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls across our operations. Despite our efforts, it is possible that our security systems, controls, and other procedures that we follow or those employed by our third-party service providers, may not prevent breaches, failures, or disruptions. Such breaches, failures, or disruptions have in the past and could in the future subject us to the loss, compromise, destruction, or disclosure of sensitive or confidential information, including personally identifiable information, or IP, either of our own information or IP or that of our customers (including end customers) or other third parties that may have been in our custody or in the custody of our third-party service providers, financial costs or losses from remedial actions, litigation, regulatory issues, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including cloud or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting. Information system breaches or failures at one of our partners, including cloud hosting providers or those who support our cloud-based offerings, may also result in similar adverse consequences.

Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially adversely affect our results of operations or financial condition.

We rely on third parties for our cloud hosting operations, which could expose us to liability and harm our business and reputation.

We rely on third parties to provide cloud hosting or certain other cloud-based services to us or to our customers. We make contractual commitments to customers on the basis of these relationships and, in some cases, also entrust these providers with both our own sensitive data (including categories of personal data which may be classified as sensitive data) as well as the sensitive data of our customers (which may include sensitive end user data). Any disruptions or damage to, or failure of our systems generally, including the systems of our third-party cloud hosting partners, could result in interruptions in our services. Similarly, any security incident impacting data centers controlled by our third-party cloud service providers may compromise the confidentiality, integrity, or availability of this data. We do not control the operations of our third-party cloud hosting partners, and their hosting platforms may be vulnerable to damage or interruption from the events described in the previous risk factor or similar events. The expansion of our SaaS business and operations increases our reliance on our cloud-hosting partners and increases the amount of customer data for which we are responsible. As we increase our reliance on these third-party systems our exposure to damage from service interruptions may increase. If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, end users, or other third parties, regulatory issues, and reputational harm.

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

Use of free or open source software or other content could expose our products to unintended restrictions and could materially adversely affect our business.

Many of our products contain free or open source software or other content (collectively, “FOSS”) and we anticipate making use of FOSS in the future. FOSS is generally covered by license agreements that permit the user to use, copy, modify, and distribute the FOSS item without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the FOSS generally provide no support or warranties on such items or indemnification or other contractual protections in the event the FOSS infringes a third party’s IP rights. In addition, some FOSS licenses contain requirements that we make available source code for modifications or derivative works we may create, or grant other licenses to our IP. Moreover, the terms of many FOSS licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products and services. From time to time, there have been claims challenging the ownership of FOSS against companies that incorporate FOSS into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be FOSS.

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

As of March 14, 2025, we had total outstanding indebtedness of approximately $415.0 million under our 0.25% convertible senior notes due 2026 (the “2021 Notes”) and our Credit Agreement. After fully repaying the outstanding principal on the Term Loan (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) in April 2023, our Credit Agreement is solely comprised of $100.0 million of outstanding borrowings under the Revolving Credit Facility. On March 25, 2025, we entered into an amendment to the Credit Agreement (the “Fifth Amendment”), which increased the aggregate borrowing commitments from $300.0 million to $500.0 million and extended the maturity date of the Revolving Credit Facility to March 25, 2030, provided that from and after January 7, 2026, the maturity date of the Revolving Credit Facility will be accelerated if we do not satisfy a minimum level of liquidity equal to (x) the principal amount outstanding under the 2021 Notes plus (y) $100.0 million (taking into account undrawn capacity under the expanded Revolving Credit Facility) at a time that more than $35.0 million in principal amount remains outstanding (and not cash collateralized) under the 2021 Notes. We anticipate refinancing the majority, if not all, of the debt under our 2021 Notes within the next year and may use undrawn capacity under the expanded Revolving Credit Facility to repay some or all of the 2021 Notes.

We have the ability to borrow additional amounts under our Credit Agreement through the Revolving Credit Facility for a variety of purposes, including, among others, acquisitions and securities repurchases. Our leverage position may, among other things:

•limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•require us to dedicate a substantial portion of our cash flow from operations to debt service (including the dividend on our outstanding Preferred Stock (as defined below)), reducing the availability of our cash flow for other purposes;

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

In addition, because our indebtedness under our Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. Interest rates on the borrowings under the Credit Agreement are periodically reset, at our option, at either a Term SOFR Rate or an ABR rate (each as defined in the Credit Agreement), plus in each case a margin.

The Revolving Credit Facility contains a financial covenant that generally requires us to satisfy a leverage ratio test. Our ability to comply with the leverage ratio covenant is dependent upon our ability to continue to generate sufficient earnings each quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt, and we cannot assure that we will be successful in any or all of these regards.

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

We consider other financing and refinancing options from time to time; however, we cannot assure you that such options will be available to us on reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, if one or more rating agencies were to downgrade our credit ratings, that could also impede our ability to refinance our existing debt or secure new debt, increase our future cost of borrowing, and create third-party concerns about our financial condition or results of operations.

If we are not able to generate sufficient cash domestically in order to fund our U.S. operations, strategic opportunities, and to service our debt, we may incur withholding taxes in order to repatriate certain overseas cash balances, or we may need to raise additional capital in the future.

If the cash generated by our domestic operations, plus certain foreign cash which we would repatriate and for which we have accrued the related foreign withholding tax, is not sufficient to fund our domestic operations, our broader corporate initiatives such as acquisitions, and other strategic opportunities, and to service our outstanding indebtedness and dividends on our outstanding Preferred Stock, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate additional overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional, or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate foreign cash and incur a significant tax cost (in addition to amounts previously accrued) or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

Our financial results may be significantly impacted by changes in our tax position.

We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation allowance on deferred tax assets, including our net operating loss (“NOL”) carryforwards, changes in unrecognized tax benefits, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries or among our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results.

We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them, including significant NOLs inherited as a result of various acquisitions. However, the extent to which we will be able to use these NOLs may be impacted, restricted, or eliminated by a number of factors, including changes in tax rates, laws or regulations, limitations on use, and whether we generate sufficient future taxable income. To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be materially adversely affected. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, limitation, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.

In addition, in 2021, the Organization for Economic Cooperation and Development (“OECD”) issued guidelines to address the increasing digitalization of the global economy, re-allocating taxing rights among countries. These guidelines are designed, in part, to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, some of which were effective for the first time in 2024. The United States has not enacted legislation implementing these new rules. Depending on how the jurisdictions in which we operate choose to legislate the OECD’s approach, we and our subsidiaries could be adversely affected due to some of our income being taxed at higher effective tax rates, as these new rules come into force.

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and disclose any changes and material weaknesses in those internal controls. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2025, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.5 billion, or approximately 64% of our total assets, as of January 31, 2025. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

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

•market concerns or expectations regarding the impact of AI on our market;

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

On December 4, 2019, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate (the “Apax Investor”) of Apax Partners (“Apax”). Under the terms of the Investment Agreement, on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). In connection with the completion of the February 1, 2021 spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company whose business and operations consist of our former Cyber Intelligence Solutions business, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”). As of January 31, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.5%. The Preferred Stock provides the holder with customary preferred rights, including the right to receive a return of the amount invested plus any accrued and unpaid dividends after certain holding periods (as well as a make whole premium, in certain cases) or following certain change in control or liquidation events in priority to the holders of our common stock. Additionally, Apax has the right to designate one director to our board of directors and to mutually select with us a second independent director. Circumstances may occur in which the interests of Apax could conflict with the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board appointment rights may have the effect of limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

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

The board of directors oversees risk management and compliance generally, including information security and cybersecurity. The Audit Committee of our board of directors has primary responsibility for supervising our cybersecurity program on behalf of the board consistent with the requirements of its charter, including with respect to risk management, risk assessment, oversight of management’s activities and expertise, and disclosure controls and procedures; however, the full board is briefed regularly throughout the year. As part of the cybersecurity oversight by the Audit Committee and our board of directors, our CAO and CISO provide formal reports to the board (including to all members of the Audit Committee) at least quarterly. These reports include updates on our cyber risks and threats, information security systems, and information security program. In addition, our CAO and CISO also meet directly with members of the Audit Committee and other directors on an ad hoc basis to discuss and seek guidance on our cybersecurity program.

Item 2. Properties

We lease a total of approximately 230,000 square feet of office space covering approximately 16 offices around the world. In addition, we own an aggregate of approximately 3,700 square feet of office space in Indonesia. These properties are comprised of small and mid-sized facilities that are used to support our global team.

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

Holders

There were approximately 1,400 holders of record of our common stock at March 14, 2025. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

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

Preferred Stock

Dividends on our Preferred Stock are cumulative and payable semi-annually in arrears in cash, at a rate of 4.0%. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. The dividend rate is subject to increase in certain circumstances, as described in greater detail in Note 9, “Convertible Preferred Stock”, to our consolidated financial statements included in Part II, Item 8 of this report. For the year ended January 31, 2025, we paid $20.1 million of preferred stock dividends, of which $10.4 million was accrued as of January 31, 2024. There were $9.3 million of cumulative unpaid preferred stock dividends at January 31, 2025.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the S&P Composite 1500 Information Technology Index, for each of the last five fiscal years. The cumulative total stockholder return assumes an investment of $100 on January 31, 2020 through January 31, 2025, and the reinvestment of any dividends.

The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2020 through January 31, 2025. This data is not indicative of, nor intended to forecast, future performance of our common stock. On February 1, 2021, we completed the Spin-Off with the pro rata distribution to our stockholders of one ordinary share of Cognyte for every one share of Verint common stock held of record as of the close of business on January 25, 2021, pursuant to which Cognyte became an independent public company. For the purpose of the following table, the effect of the separation of Cognyte is reflected in the cumulative total return of Verint common stock as a reinvested dividend.

Comparison of 5 Year Cumulative Total Return*

Among Verint, the NASDAQ Composite,
and the S&P Composite 1500 Information Technology

*$100 Invested on 1/2020 in stock or Index, including reinvestment of dividends. Fiscal Year Ending on 1/31

$300
$250
$200
$150
$100
$50
$-
2020
2021
2022
2023
2024
2025
Verint Systems
NASDAQ Composite TR
S&P Composite 1500 Information Technology TR

January 31,	2020	2021	2022	2023	2024	2025
Verint Systems Inc.	$100.00	$127.29	$173.73	$128.51	$100.49	$85.90
NASDAQ Composite Index	$100.00	$144.09	$157.99	$129.63	$171.11	$223.07
S&P Composite 1500 Information Technology Index	$100.00	$137.22	$172.00	$145.83	$216.65	$275.92

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 7, 2022, we announced that our board of directors had authorized a $200.0 million stock repurchase program for the period from December 12, 2022 until January 31, 2025. This program was completed during the six months ended July 31, 2024.

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, under which we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million.

During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares under the prior stock repurchase program for an aggregate purchase price of $123.6 million, excluding an excise tax of $0.8 million.

During the year ended January 31, 2025, we repurchased approximately 1,701,000 shares of our common stock under the prior stock repurchase program for a cost of $52.9 million, and approximately 689,000 shares of common stock under the new stock repurchase program for a cost of $18.7 million, excluding an excise tax of $0.2 million.

From time to time, we have purchased shares of our common stock from our directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during Company-imposed trading blackout or lockup periods. During the year ended January 31, 2025, we repurchased approximately 25,000 shares for a cost of $0.7 million to facilitate income tax withholding or payments.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”) into law. The IRA imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for us for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

Share purchase activity during the three months ended January 31, 2025 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2024 - November 30, 2024	—	$—	—	$—
December 1, 2024 - December 31, 2024	385,857	27.79	360,952	184,316
January 1, 2025 - January 31, 2025	111,609	26.88	111,609	181,317
	497,466	$27.58	472,561	$181,317

(1) Represents the approximate weighted-average price paid per share.

The average price per share and aggregate cost amounts disclosed in the table above do not include the cost of commissions or the excise tax.

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

Verint is headquartered in Melville, New York, and has approximately 17 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,800 employees plus a few hundred contractors around the globe.

Impact of Macroeconomic Developments

Our results of operations may be significantly influenced by general macroeconomic and geopolitical conditions, such as the war in Ukraine and the war/hostilities between Israel and Hamas or between Israel and Iran or its proxies, foreign currency fluctuations, elevated interest rates, continued concerns over inflation, recession risks, and existing and new domestic and foreign laws and regulations, all of which are beyond our control.

We believe that these global macroeconomic conditions have impacted customer and partner spending decisions and have resulted in increased costs. Future impacts on our business and financial results as a result of these conditions are not estimable at this time and depend, in part, on the extent to which these conditions improve or worsen.

See the “Risk Factors” in Part I, Item 1A of this report for further discussion of the possible impact of these general macroeconomic factors and risks on our business. For additional information on the impact of foreign currency exchange rates, see the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section below.

Workplace Modifications

Beginning in the year ended January 31, 2022, we have operated under a hybrid work model where most employees work remotely on a full or part-time basis, utilizing co-working spaces in certain locations. In connection with this transition, we previously incurred costs to optimize our real estate footprint and migrate to a cloud-based infrastructure. These initiatives were substantially completed during the year ended January 31, 2024, and did not result in material changes in the year ended January 31, 2025.

Key Performance Metric and Trends

The Verint Open Platform is sold on a subscription basis and for the fiscal year ended January 31, 2025, approximately 80% of our revenue came from our subscription business which we measure using Subscription Annual Recurring Revenue (“ARR”).

The following table summarizes our ARR at the end of each annual period presented:

	Year Ended January 31,			% Change
(in thousands)	2025	2024	2023	2025 - 2024	2024 - 2023
Subscription ARR (1)	$711,753	$676,631	$676,568	5%	—%

(1) Adjusted for the quality managed services divestiture, which closed January 31, 2024.

Subscription ARR represents the annualized quarterly run-rate value of our active or signed subscription agreements at the end of the period and is comprised of the ARR calculated for our bundled and unbundled SaaS, support, and optional managed services contracts. Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we are required to recognize a significant portion of our unbundled SaaS contracts at a point in time when the software is first made available to the customer, or at the beginning of the subscription term, despite the fact that our contracts typically call for billing these amounts annually or more frequently over the life of the subscription. This point-in-time recognition of a portion of our recurring revenue creates significant variability in the revenue recognized period to period based on the timing of the subscription start date and the subscription term and can create a significant difference between the timing of our revenue recognition and the actual customer billing under the contract. For unbundled SaaS contracts, the amount included is generally consistent with the amount that we invoice the customer annually for the term-based license transaction. In the case of acquired contracts that allow for early termination, ARR reflects the annualized amount of committed contracts in the first quarter and then will proportionally increase to the remaining amount of annualized ARR in the subsequent three quarters during the first year post acquisition. In cases where SaaS is offered to partners through usage-based contracts, we include the incremental value of usage contracts over a rolling four quarters.

We use ARR to measure the underlying performance of our subscription-based contracts as it normalizes the impact of seasonality, contract duration, and subscription mix (bundled versus unbundled), offering a more consistent view of our underlying business regardless of when revenue is recognized. ARR also provides a more consistent view of cash generation, as it better aligns with our billing cycles and future cash flow generation. ARR should be viewed independently of revenue, and does not represent our revenue under ASC 606 on an annualized basis, as it is an operating metric that is impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for forecasts of revenue and does not include revenue reported as nonrecurring revenue in our consolidated statement of operations. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. Investors should consider our ARR operating measure only in conjunction with our GAAP financial results.

We believe there are three key market trends that are benefiting Verint today: enterprise adoption of AI and CX automation, a changing workforce, and elevated customer expectations.

•Enterprise Adoption of AI and CX Automation: We believe that AI is at or near the top of the list of investment priorities for most enterprises and customer engagement presents one of the best opportunities for brands to achieve significant ROI by investing in CX automation powered by AI. Brands today are challenged to delight their customers while facing limited budgets and resources. As a result, organizations are turning to AI-powered platforms specifically designed for the customer engagement domain to increase the level of their CX automation. Verint’s large team of AI-powered bots and open platform leverage the latest advancements in AI technology to address this market need.

•A Changing Workforce: Brands are facing unprecedented challenges in managing their changing workforce. Increasingly, brands are managing a hybrid workforce of agents and bots, with employees that may be working from anywhere. Providing flexibility for where employees work creates greater challenges in managing and coaching employee teams. And because of the limited resources that are available, brands must drive greater workforce efficiency. They need to find ways of using technology, like AI-powered bots, to augment their workforce. Brands also recognize the need to leverage data and automation to achieve greater efficiency. In addition, the importance of the employee experience continues to grow, and brands must evolve how they recruit, onboard, and retain employees. We believe that these trends benefit Verint as they create demand for new AI-powered solutions like ours that can keep pace with the future of work, including people and bots working together, increased automation, greater employee flexibility, and a greater focus on the voice of the employee.

•Elevated Customer Expectations: Customer expectations for faster, more consistent, and more contextual service and support continue to rise and meeting those expectations is becoming increasingly difficult with legacy technology. The proliferation of customer communication channels and the desire of customers to seamlessly shift between channels creates more complex customer journeys for brands to manage and support. Customers also expect brands to have a deep understanding of the customer’s relationship with that brand — an understanding that is unified across the enterprise, regardless of whether the customer touchpoint is in the contact center, on a website, through a mobile app, in the back-office, or in a branch. To develop that deep understanding of the customer relationship, leading brands recognize the need to use specialized, AI-powered solutions like ours to both fuse the data that has traditionally existed in silos across the enterprise and to analyze the data to inform and automate the customer experience.

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

Revenue Recognition

We derive and report our revenue in three categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, optional managed services including hosting services, and initial and renewal support revenue, (b) nonrecurring perpetual revenue, which primarily consists of perpetual licenses and hardware, and (c) nonrecurring professional services and other revenue, which consists primarily of installation services, business advisory consulting and training services, and patent license royalties. We account for a contract with a customer when it has written approval from both parties, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Software licenses sold by us are delivered electronically, and our products are shipped from our facilities, or drop-shipped directly from the vendor. We generate all of our revenue from contracts with customers. We generally invoice a customer upon delivery or commencement of the service period, or in accordance with specific contractual provisions. Payment terms and conditions vary by contract and customer, although terms generally include a requirement to pay within a range of 30 to 90 days after invoicing. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our goods and services, and not to provide financing to or from customers.

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

Based upon our November 1, 2024 quantitative goodwill impairment review of our reporting unit, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying value. Our reporting unit carried goodwill of $1,386.7 million at January 31, 2025.

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

Accounting for Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. During the three-year period ended January 31, 2025, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the quoted closing price of our common stock on the grant date.

We also award performance-based restricted stock units to executive officers and certain employees that vest upon the achievement of specified performance goals or market conditions. The recognition of the compensation costs of the performance-based awards with performance goals requires an assessment of the probability that the specified performance criteria will be achieved. At each reporting date, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the award, if necessary. For the performance-based awards with market conditions, the condition is incorporated into the grant date fair value valuation of the award and compensation costs are recognized even if the market condition is not satisfied.

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

Results of Operations

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the years ended January 31, 2025 and 2024. Discussions regarding our financial condition and results of operations for the year ended January 31, 2024 compared to the year ended January 31, 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Seasonality and Cyclicality

Our business exhibits seasonal and cyclical patterns common in the software and technology industry. We typically experience our highest revenue and operating income in the fourth quarter and lowest in the first quarter of each fiscal year, excluding the impact of unusual or nonrecurring items. Order volume tends to peak in the final month of each quarter, with particular concentration in the latter weeks. We attribute these patterns primarily to customer budget cycles and spending patterns, as well as the structure of our sales team’s incentive compensation plans. While these seasonal and cyclical trends are consistent with broader industry patterns, these patterns should not be considered reliable predictors of our future performance.

Subscription Mix

Our revenue recognition practices vary based on our delivery models. For bundled SaaS subscriptions, we recognize revenue ratably over the contract term, creating a more predictable revenue stream from these arrangements. Much of our reported bundled SaaS revenue in any period stems from customer agreements initiated in prior periods. In contrast, a substantial portion of our unbundled SaaS revenue is recognized upfront upon delivery of the license keys, or when the license term commences, if later, which can create significant period-to-period variability in our reported revenue. This timing difference means increases or decreases in new bundled SaaS sales may not immediately impact reported revenue, while unbundled SaaS contracts create more immediate revenue effects. The timing of multi-year unbundled SaaS renewals can create additional revenue variability. When customers renew unbundled SaaS subscriptions for multiple years, we recognize significantly more revenue upfront compared to one-year renewals. Consequently, periods with higher concentrations of multi-year unbundled SaaS renewals will show elevated revenue recognition, while subsequent periods may reflect comparative decreases even with consistent underlying business performance. Despite these timing differences in revenue recognition, our cash flow patterns remain relatively consistent. Customer billings for both bundled and unbundled SaaS offerings typically follow similar annual billing cycles. To provide investors with greater visibility into our business performance beyond these timing differences, we focus on ARR as a key performance metric as defined above.

Quality Managed Services Divestiture

On January 31, 2024, we completed the sale of a services business for manual quality managed services. Today, our platform includes an AI-powered solution for automating the quality monitoring process. We expect our customers to adopt AI over time and believe that a people-centric managed services offering is no longer core to our offering. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss. The divested services business generated $25.2 million and $33.2 million of revenue during the years ended January 31, 2024 and 2023, respectively, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands, except per share data)	2025	2024	2023
Revenue	$909,186	$910,387	$902,245
Operating income	$106,387	$68,185	$57,356
Net income (loss) attributable to Verint Systems Inc. common shares	$64,987	$17,810	$(5,902)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$1.05	$0.28	$(0.09)
Diluted	$1.04	$0.28	$(0.09)

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Our revenue decreased approximately $1.2 million from $910.4 million in the year ended January 31, 2024 to $909.2 million in the year ended January 31, 2025. The decrease consisted of an $18.7 million decrease in nonrecurring professional services and other revenue, partially offset by an $8.9 million increase in recurring revenue and an $8.6 million increase in nonrecurring perpetual revenue. For additional details on our revenue by category, see “—Revenue”.

Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 72%, 18%, and 10% of our total revenue, respectively, in the year ended January 31, 2025, compared to approximately 71%, 19%, and 10%, respectively, in the year ended January 31, 2024. Further details of changes in revenue are provided below.

Operating income was $106.4 million in the year ended January 31, 2025, compared to $68.2 million in the year ended January 31, 2024. This increase in operating income was primarily due to a $14.8 million increase in gross profit and a $23.4 million decrease in operating expenses. The decrease in operating expenses consisted of a $26.3 million decrease in selling, general and administrative expenses and a $12.6 million decrease in amortization of other acquired intangible assets, partially offset by a $15.5 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $65.0 million and diluted net income per common share was $1.04 in the year ended January 31, 2025, compared to net income attributable to Verint Systems Inc. common shares of $17.8 million and diluted net income per common share of $0.28 in the year ended January 31, 2024. The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2025 was primarily due to a $38.2 million increase in operating income, as described above, a $6.4 million decrease in our provision for income taxes, a $3.5 million decrease in dividends on preferred stock, and a $0.2 million decrease in net income attributable to our noncontrolling interest, partially offset by a $1.1 million increase in total other expense. Further details of these changes are provided below.

As of January 31, 2025, we employed approximately 3,800 employees plus a few hundred contractors, as compared to approximately 3,700 employees plus a few hundred contractors at January 31, 2024.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.

When comparing average exchange rates for the year ended January 31, 2025 to average exchange rates for the year ended January 31, 2024, the U.S. dollar weakened relative to the British pound sterling, and strengthened relative to the Israeli shekel, resulting in an overall increase in our revenue and decrease in our expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2025, had foreign currency exchange rates remained unchanged from rates in effect for the year ended January 31, 2024, our revenue would have been approximately $0.6 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $0.5 million higher, which would have resulted in a $1.1 million decrease in our operating income.

Revenue

We derive and report our revenue in three categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, optional managed services including hosting services, and initial and renewal support revenue, (b) nonrecurring perpetual revenue, which primarily consists of perpetual licenses and hardware, and (c) nonrecurring professional services and other revenue, which consists primarily of installation services, business advisory consulting and training services, and patent royalties.

The following table sets forth revenue by category for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,			% Change
(in thousands)	2025	2024	2023	2025 - 2024	2024 - 2023
Recurring revenue:
Bundled SaaS revenue	$293,245	$250,526	$222,560	17%	13%
Unbundled SaaS revenue	289,363	264,302	221,645	9%	19%
Total SaaS revenue	582,608	514,828	444,205	13%	16%
Optional managed services revenue	21,965	47,718	61,388	(54)%	(22)%
Support revenue	103,544	136,702	179,944	(24)%	(24)%
Total recurring revenue	708,117	699,248	685,537	1%	2%
Nonrecurring perpetual revenue	108,521	99,853	116,611	9%	(14)%
Nonrecurring professional services and other revenue	92,548	111,286	100,097	(17)%	11%
Total revenue	$909,186	$910,387	$902,245	—%	1%

Recurring Revenue

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Recurring revenue increased approximately $8.9 million, or 1%, from $699.2 million in the year ended January 31, 2024 to $708.1 million in the year ended January 31, 2025. The increase consisted of a $67.8 million increase in SaaS revenue, partially offset by a $33.2 million decrease in support revenue and a $25.7 million decrease in optional managed services revenue. The increase in SaaS revenue was due to increases in both bundled and unbundled SaaS revenue. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The increase in unbundled SaaS revenue was primarily due to increased renewal and expansion transactions and an increase in multi-year contracts. The decrease in support revenue was primarily due to customers migrating to our bundled and unbundled SaaS solutions and customer attrition. Approximately 50% of the support revenue decline was directly attributable to these SaaS transitions. We anticipate a more moderate pace of support conversions going forward as we have largely completed transitioning our customer base from a perpetual license model to recurring SaaS subscriptions. The decrease in optional managed services revenue was primarily due to the divestiture of a manual quality managed services business on January 31, 2024. The divested services business generated $25.2 million of revenue during the year ended January 31, 2024, with no corresponding revenue in the current period.

We expect our revenue mix to continue to shift to our SaaS offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises solutions to SaaS offerings, with an increasing portion of the mix coming from our bundled SaaS offerings (including our AI-powered solutions) over time.

Nonrecurring Perpetual Revenue

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Nonrecurring perpetual revenue increased approximately $8.6 million, or 9%, from $99.9 million in the year ended January 31, 2024 to $108.5 million in the year ended January 31, 2025. The increase in perpetual revenue was primarily due to an increase in demand for our offerings that include hardware with embedded software, partially offset by the continued shift in spending by our customers towards our SaaS solutions.

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Nonrecurring perpetual revenue decreased approximately $16.7 million, or 14%, from $116.6 million in the year ended January 31, 2023 to $99.9 million in the year ended January 31, 2024. The decrease in perpetual revenue was primarily due to the continued shift in spending by our customers towards our SaaS solutions and a slight decrease in demand for our offerings that include hardware with embedded software.

Nonrecurring Professional Services and Other Revenue

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Nonrecurring professional services and other revenue decreased approximately $18.7 million, or 17%, from $111.3 million in the year ended January 31, 2024 to $92.6 million in the year ended January 31, 2025. The decrease in professional services and other revenue was primarily driven by a decrease in patent royalty revenue due to reaching a settlement in the prior year with a licensee related to previously underreported royalties, and a decrease in implementation services as a result of the overall shift in our business to a recurring SaaS subscription model.

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Nonrecurring professional services and other revenue increased approximately $11.2 million, or 11%, from $100.1 million in the year ended January 31, 2023 to $111.3 million in the year ended January 31, 2024. The increase in professional services and other revenue was primarily driven by an increase in patent royalty revenue in the year ended January 31, 2024 due to a settlement with a licensee related to previously underreported royalties, partially offset by a decrease in implementation services.

Cost of Revenue

The following table sets forth the cost of revenue by recurring, nonrecurring perpetual, and nonrecurring professional services and other, as well as amortization of acquired technology for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,			% Change
(in thousands)	2025	2024	2023	2025 - 2024	2024 - 2023
Cost of recurring revenue	$150,092	$162,868	$162,347	(8)%	—%
Cost of nonrecurring perpetual revenue	35,976	32,142	38,487	12%	(16)%
Cost of nonrecurring professional services and other revenue	68,304	74,968	81,043	(9)%	(7)%
Amortization of acquired technology	6,764	7,134	13,191	(5)%	(46)%
Total cost of revenue	$261,136	$277,112	$295,068	(6)%	(6)%

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

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Cost of recurring revenue decreased approximately $12.8 million, or 8% from $162.9 million in the year ended January 31, 2024 to $150.1 million in the year ended January 31, 2025. The decrease was primarily due to a reduction in service and support costs due to lower personnel costs as a result of the divestiture mentioned above, and the write-off of certain third-party software licenses in the prior year, partially offset by an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base. We expect our cost of recurring revenue to increase on an absolute basis in future periods as we continue to invest in our cloud operations to support our growing cloud customer base and enhance the security of our solutions. Our recurring revenue gross margins increased from 77% in the year ended January 31, 2024 to 79% in the year ended January 31, 2025, primarily due to a favorable change in offering mix as SaaS revenue carries higher gross margins than our optional managed services and support revenue, and a decrease in recurring costs.

Cost of Nonrecurring Perpetual Revenue

Cost of nonrecurring perpetual revenue primarily consists of hardware material costs, employee compensation and related expenses, freight and shipping costs, and royalties due to third parties for software components that are embedded in our on-premises software solutions. Cost of nonrecurring perpetual revenue also includes amortization of capitalized software development costs, and employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses.

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Cost of nonrecurring perpetual revenue increased approximately $3.9 million, or 12%, from $32.1 million in the year ended January 31, 2024 to $36.0 million in the year ended January 31, 2025. The increase was primarily driven by an increase in hardware costs and related shipping and handling costs as a result of an increase in demand for our offerings that include hardware with embedded software. Our nonrecurring perpetual gross margins decreased from 68% in the year ended January 31, 2024 to 67% in the year ended January 31, 2025, primarily due to a change in product mix, with lower perpetual license revenue driven by the continued shift in spending by our customers towards our SaaS offerings.

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Cost of nonrecurring perpetual revenue decreased approximately $6.4 million, or 16%, from $38.5 million in the year ended January 31, 2023 to $32.1 million in the year ended January 31, 2024. The decrease was primarily driven by a decrease in third-party hardware delivered and related shipping and handling costs, and a decrease in the cost of certain hardware components. Our nonrecurring perpetual gross margins increased from 67% in the year ended January 31, 2023 to 68% in the year ended January 31, 2024, primarily due to nonrecurring perpetual costs decreasing at a slightly faster rate than nonrecurring perpetual revenue.

Cost of Nonrecurring Professional Services and Other Revenue

Cost of nonrecurring professional services and other revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training and consulting services. Cost of nonrecurring professional services and other revenue also includes employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses.

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Cost of nonrecurring professional services and other revenue decreased approximately $6.7 million, or 9%, from $75.0 million in the year ended January 31, 2024 to $68.3 million in the year ended January 31, 2025. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring professional services and other revenue offerings, partially offset by an increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards. Our nonrecurring professional services and other gross margins decreased from 33% in the year ended January 31, 2024 to 26% in the year ended January 31, 2025, primarily due to a decrease in patent royalty revenue as described above.

Year Ended January 31, 2024 compared to Year Ended January 31, 2023. Cost of nonrecurring professional services and other revenue decreased approximately $6.0 million, or 7%, from $81.0 million in the year ended January 31, 2023 to $75.0 million in the year ended January 31, 2024. The decrease was primarily driven by a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring professional services and other revenue offerings, and a decrease in contractor costs. Our nonrecurring professional services and other gross margins increased from 19% in the year ended January 31, 2023 to 33% in the year ended January 31, 2024, primarily due to an increase in patent royalty revenue as described above.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Amortization of acquired technology decreased approximately $0.3 million, or 5%, from $7.1 million in the year ended January 31, 2024 to $6.8 million in the year ended January 31, 2025. The decrease was attributable to acquired technology intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2025, partially offset by amortization expense associated with acquired technology intangible assets from recent business combinations.

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

The following table sets forth R&D for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,			% Change
(in thousands)	2025	2024	2023	2025 - 2024	2024 - 2023
Research and development, net	$149,305	$133,804	$130,644	12%	2%

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. R&D increased approximately $15.5 million, or 12%, from $133.8 million in the year ended January 31, 2024 to $149.3 million in the year ended January 31, 2025. This increase was primarily attributable to a $10.4 million increase in employee compensation and related expenses due primarily to increased investment in R&D headcount, a $5.0 million increase in cloud-based R&D infrastructure costs primarily attributable to a shift from on-premises to cloud R&D labs for development teams supporting R&D and product development, and a $2.9 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, partially offset by a $3.7 million increase in the capitalization of software development costs.

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

The following table sets forth SG&A for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,			% Change
(in thousands)	2025	2024	2023	2025 - 2024	2024 - 2023
Selling, general and administrative	$379,584	$405,915	$392,939	(6)%	3%

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. SG&A decreased approximately $26.3 million, or 6%, from $405.9 million in the year ended January 31, 2024 to $379.6 million in the year ended January 31, 2025. This decrease was primarily due to a $17.8 million decrease in IT costs and asset impairment charges related to a cloud-based IT infrastructure realignment project that was substantially completed during the year ended January 31, 2024, a $9.7 million loss on the sale of a services business for manual quality managed services in the prior year, a $7.6 million decrease in professional services expense primarily due to reaching settlement in the prior year regarding certain legal matters discussed in Note 16, “Commitments and Contingencies” to our consolidated financial statements included under Part II, Item 8 of this report, and a $6.3 million decrease in accelerated facility costs and asset impairment charges due to the early termination or abandonment of certain office leases in the prior year. These decreases in SG&A were partially offset by a $5.6 million increase in stock-based compensation expense due to an increase in the grant date fair value of employee equity awards, a $1.9 million increase in the cost of third-party software components in order to support our hybrid work environment, and a $1.6 million increase in contractor costs. SG&A was also impacted by a $5.5 million charge due to a change in the fair value of our obligations under contingent consideration arrangements, from a net benefit of $3.0 million in the year ended January 31, 2024 to a net charge of $2.5 million during the year ended January 31, 2025, as a result of revised outlooks for achieving the performance targets under certain contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of customer-related intangible assets acquired in connection with business combinations.

The following table sets forth the amortization of other acquired intangible assets for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,			% Change
(in thousands)	2025	2024	2023	2025 - 2024	2024 - 2023
Amortization of other acquired intangible assets	$12,774	$25,371	$26,238	(50)%	(3)%

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Amortization of other acquired intangible assets decreased approximately $12.6 million, or 50%, from $25.4 million in the year ended January 31, 2024 to $12.8 million in the year ended January 31, 2025. The decrease was attributable to acquired customer-related intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2025, partially offset by amortization expense associated with acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,			% Change
(in thousands)	2025	2024	2023	2025 - 2024	2024 - 2023
Interest income	$6,601	$6,944	$3,301	(5)%	110%
Interest expense	(10,133)	(10,334)	(7,877)	(2)%	31%
Other (expense) income:
Foreign currency (losses) gains, net	(5,917)	(439)	3,453	*	(113)%
Other, net	1,410	(3,084)	(1,471)	(146)%	110%
Total other (expense) income, net	(4,507)	(3,523)	1,982	28%	*
Total other expense, net	$(8,039)	$(6,913)	$(2,594)	16%	166%

* Percentage is not meaningful.

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Total other expense, net, increased by $1.1 million from $6.9 million in the year ended January 31, 2024 to $8.0 million in the year ended January 31, 2025.

Interest income decreased from $6.9 million in the year ended January 31, 2024 to $6.6 million in the year ended January 31, 2025 due to lower average balances in money market fund investments, which are included in cash and cash equivalents.

Interest expense decreased to $10.1 million in the year ended January 31, 2025 from $10.3 million in the year ended January 31, 2024 primarily due to $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan that were written off and were included within interest expense on our consolidated statement of operations during the year ended January 31, 2024. Further discussion regarding our borrowings appears under “Financing Arrangements” below and in Note 7, “Long-term Debt” to our consolidated financial statements included under Part II, Item 8 of this report.

We recorded $5.9 million of net foreign currency losses during the year ended January 31, 2025, and $0.4 million of net foreign currency losses during the year ended January 31, 2024. Our foreign currency losses in the current period resulted primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the British pound sterling and the Brazilian real, as well as the collection of a long-standing foreign withholding tax receivable.

Other, net improved from an expense of $3.1 million in the year ended January 31, 2024 to income of $1.4 million in the year ended January 31, 2025 primarily due to the prior period including the reversal of a tax indemnification asset associated with the Spin-Off following the resolution of an uncertain tax position.

Provision for Income Taxes

The following table sets forth our provision for income taxes from continuing operations for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Provision for income taxes	$15,249	$21,638	$39,103

Year Ended January 31, 2025 compared to Year Ended January 31, 2024. Our effective income tax rate was 15.5% for the year ended January 31, 2025, compared to an effective income tax rate of 35.3% for the year ended January 31, 2024. For the year ended January 31, 2025, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 21.0% primarily due to the benefit of domestic tax credits which offset the U.S. taxation of certain foreign earnings, the reduction in reserves for unrecognized tax benefits and related interest due to the lapse of a statute of limitations, and lower statutory rates in certain foreign jurisdictions.

For the year ended January 31, 2024, our effective income tax rate was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to the U.S. taxation of certain foreign income and the effect of changes in valuation allowances which were partially offset by the benefits of tax credits. The effective rate is further impacted by the mix and levels of income and losses among taxing jurisdictions, changes in valuation allowances, and changes in unrecognized income tax benefits.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 global minimum tax. We continue to monitor developments and evaluate the impacts of new rules as they are published, including eligibility to qualify for safe harbor rules. During the year ended January 31, 2025, Verint entities recorded $0.3 million of Pillar 2 related taxes.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On May 7, 2020, the Apax Investor purchased $200.0 million of our Series A Preferred Stock with an initial conversion price of $53.50 per share. Following the Cognyte Spin-Off, the Series A Preferred Stock conversion price was adjusted to $36.38 per share. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, convertible at a conversion price of $50.25 per share. As of January 31, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.5%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business combinations and asset acquisitions, including approximately $59.0 million and $4.0 million of net cash expended for business combinations and asset acquisitions during the years ended January 31, 2025 and 2024, respectively. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures”, to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding our recent business combinations and asset acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. We anticipate refinancing the majority, if not all, of the debt under our 2021 Notes within the next year. This refinancing may include utilizing our Revolving Credit Facility to repay some or all of the 2021 Notes.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $156.2 million and $143.1 million as of January 31, 2025 and 2024, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2025, and withholding taxes of $4.2 million accrued as of January 31, 2025 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
Cash and cash equivalents	$215,707	$241,400
Restricted cash and cash equivalents, and restricted bank time deposits (excluding long term portions)	—	1,269
Short-term investments	1,344	686
Total cash, cash equivalents, restricted cash and cash equivalents, restricted bank time deposits, and short-term investments	$217,051	$243,355
Total debt, including current portions	$412,753	$410,965

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, required debt service, and dividends on the Preferred Stock, we expect that our primary usage of cash will be for business combinations, repayment or repurchases of outstanding indebtedness, and/or securities repurchases under repurchase programs that may be in place from time to time (subject to the terms of our Credit Agreement). Please see the “Liquidity and Capital Resources Requirements” section below for further information about our recent stock repurchase program.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$157,446	$150,642	$139,816
Net cash used in investing activities	(84,041)	(37,379)	(56,583)
Net cash used in financing activities	(99,684)	(153,354)	(157,907)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(684)	599	(2,033)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(26,963)	$(39,492)	$(76,707)

Our financing activities used $99.7 million of net cash and our investing activities used $84.0 million of net cash during the year ended January 31, 2025, which was partially offset by $157.4 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $157.4 million of net cash during the year ended January 31, 2025, compared to $150.6 million generated during the year ended January 31, 2024. Our operating cash flow in the current year increased due to higher net income adjusted for non-cash expenses as a result of higher operating income, and lower operating lease payments, partially offset by higher net income tax payments during the year ended January 31, 2025 as compared to the prior year.

Operating activities generated $150.6 million of net cash during the year ended January 31, 2024, compared to $139.8 million generated during the year ended January 31, 2023. Our operating cash flow in the year ended January 31, 2024 increased due higher operating income, and lower operating lease payments, as a result of the early termination of several leased offices in the prior year, partially offset by an unfavorable impact on operating cash flow from changes in operating assets and liabilities compared to the prior period.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the year ended January 31, 2025, our investing activities used $84.0 million of net cash, consisting primarily of $59.0 million of net cash utilized for business combinations and asset acquisitions, $27.6 million of payments for property, equipment, and capitalized software development, and $0.7 million of net purchases of short-term investments, partially offset by $3.2 million of net proceeds from the divestiture of our manual quality managed services business, which occurred during the three months ended January 31, 2024.

During the year ended January 31, 2024, our investing activities used $37.4 million of net cash, consisting primarily of $25.7 million of payments for property, equipment, and capitalized software development costs, $6.5 million of cash divested with the sale of a services business for manual quality managed services, $4.0 million of net cash utilized for business combinations and asset acquisitions, and a $1.7 million investment in a privately-held company, partially offset by $0.3 million decrease in restricted bank time deposits and $0.2 million of proceeds from the divestiture of an insignificant product line that we inherited as part of a legacy acquisition.

We had no significant commitments for capital expenditures at January 31, 2025.

Net Cash Used in Financing Activities

For the year ended January 31, 2025, our financing activities used $99.7 million of net cash primarily due to $72.3 million of payments to repurchase common stock, $20.1 million of payments of Preferred Stock dividends, $4.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.1 million of finance lease payments and other financing obligations, a $1.0 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees, partially offset by $0.2 million of cash received related to the sale of an insignificant product line in March 2023.

For the year ended January 31, 2024, our financing activities used $153.4 million of net cash, primarily due to $124.3 million of payments to repurchase common stock, $100.0 million of repayments of borrowings under our Term Loan, $20.8 million of payments of Preferred Stock dividends, $4.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $3.1 million of finance lease payments and other financing obligations, a $0.8 million distribution to a noncontrolling shareholder of one of our subsidiaries, and $0.2 million paid for debt-related issuance fees, partially offset by $100.0 million of proceeds from borrowings under our Revolving Credit Facility.

Liquidity and Capital Resources Requirements

On March 25, 2025, we entered into the Fifth Amendment to the Credit Agreement, which extends the maturity date of our Revolving Credit Facility to March 25, 2030, subject to certain conditions described below and increases the aggregate borrowing commitments from $300.0 million to $500.0 million. Based on past performance and current expectations, we believe that our cash, cash equivalents, and short-term investments, together with cash generated from operations and access to our Revolving Credit Facility, will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on Preferred Stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months from the issuance of our consolidated financial statements. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our Credit Agreement.

Our liquidity could be negatively impacted by a decrease in demand for our products and services, including the impact of changes in customer buying behavior due to circumstances over which we have no control, including, but not limited to, the effects of general economic conditions or geopolitical developments. If we decide to make additional business acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of additional equity or debt securities or an increase in our borrowings under our credit facility. We anticipate refinancing the majority, if not all, of the debt under our 2021 Notes within the next year.

Repurchases of Common Stock

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million, which was completed during the six months ended July 31, 2024.

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million.

During the year ended January 31, 2023, we repurchased approximately 649,000 shares of our common stock for a cost of $23.5 million under the prior stock repurchase program.

During the year ended January 31, 2024, we repurchased approximately 4,124,000 shares of our common stock for a cost of $124.4 million, including excise tax of $0.8 million under the prior stock repurchase program, as well as approximately 1,000 shares to facilitate income tax withholding or tax payments.

During the year ended January 31, 2025, we repurchased approximately 1,701,000 shares of our common stock for a cost of $52.9 million under the prior stock repurchase program, approximately 689,000 shares of common stock for a cost of $18.7 million under the new stock repurchase program, and approximately 25,000 shares for a cost of $0.7 million to facilitate income tax withholding or tax payments.

Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. We recognized excise tax of $0.2 million as part of the cost basis of shares acquired in the consolidated statements of stockholders’ equity during the year ended January 31, 2025.

Repurchases were funded, and are expected to continue to be funded, with available cash in the United States.

Financing Arrangements

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of our 2021 Notes, which mature on April 15, 2026, unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes are convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2025, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on January 31, 2025, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2025, no Capped Calls have been exercised.

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

The Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan that was fully repaid, and a $300.0 million revolving credit facility maturing on April 9, 2026 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced our prior $300.0 million revolving credit facility, and is subject to increase and reduction from time to time according to the terms of the Credit Agreement.

During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance in full using proceeds from our Revolving Credit Facility, plus $0.5 million of accrued interest. As a result, $0.2 million of deferred debt issuance costs associated with the Term Loan were written off and included within interest expense on our consolidated statement of operations for the year ended January 31, 2024.

As of January 31, 2025, borrowings under the Revolving Credit Facility were $100.0 million, which is included in current maturities of long-term debt on our consolidated balance sheet, with an interest rate of 5.93%. Borrowings outstanding under the Revolving Credit Facility were $100.0 million at January 31, 2024, which was included in long-term debt on our consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio.

On March 25, 2025, we entered into an amendment to the Credit Agreement (the “Fifth Amendment”), which extends the maturity date of our Revolving Credit Facility to March 25, 2030, subject to certain conditions as discussed below, and increases the aggregate borrowing commitments from $300.0 million to $500.0 million. Effective March 25, 2025, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable margin therefor or (ii) Term Secured Overnight Financing Rate (“Term SOFR”) plus the applicable margin. The applicable margin is determined based on our Leverage Ratio and ranges from 0.50% to 1.25% for ABR borrowings and from 1.50% to 2.25% for Term SOFR borrowings. As provided in the Fifth Amendment, the Revolving Credit Facility matures on March 25, 2030, provided that from and after January 7, 2026, the maturity date of the Revolving Credit Facility will be accelerated if we do not satisfy a minimum level of liquidity equal to (x) the principal amount outstanding under the 2021 Notes plus (y) $100.0 million (taking into account undrawn capacity under the expanded Revolving Credit Facility) at any time that more than $35.0 million in principal amount remains outstanding (and not cash collateralized) under the 2021 Notes.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, generally requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. The Credit Agreement further provides that, upon consummation of a Permitted Acquisition (as defined in the Credit Agreement) for consideration in an aggregate amount equal to or greater than $100.0 million, we may increase the Leverage Ratio to 5.0 to 1 during the quarter in which the Permitted Acquisition is consummated or, at our election, the immediately following fiscal quarter, and for each of the three succeeding fiscal quarters, subject to the restrictions described in the Credit Agreement. At January 31, 2025, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of current and long-term debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of January 31, 2025, our total operating lease liabilities were $35.0 million, of which $5.9 million is included within accrued expenses and other current liabilities (current portions), and $29.1 million is included as operating lease liabilities (long-term portions), on our consolidated balance sheets.

As of January 31, 2025, our unconditional purchase obligations totaled approximately $127.5 million, the majority of which is due over the next 36 months. Our purchase obligations are primarily commitments to vendors for the procurement of goods and services in the ordinary course of business, commitments with contract manufacturers, and data center hosting services. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts in which we make representations and warranties that guarantee the performance of our products and services and provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products. We also have contractual indemnification agreements with our directors, officers, and certain senior executives. Historically, there have been no significant losses related to such guarantees or indemnification provisions.

Our consolidated balance sheet at January 31, 2025 included $68.5 million of non-current tax reserves (including interest and penalties of $8.9 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

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

For the year ended January 31, 2025, we made $5.3 million of payments under contingent consideration arrangements. As of January 31, 2025, potential future cash payments under contingent consideration arrangements totaled $52.6 million, the estimated fair value of which was $22.0 million, of which $12.9 million was recorded within accrued expenses and other current liabilities, and $9.1 million was recorded within other liabilities. The performance periods associated with these potential payments extend through October 2027.

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and provides for additional consideration contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the year ended January 31, 2025, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving certain milestones by certain dates.

Refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” to our consolidated financial statements included under Part II, Item 8 of this report for further details.

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

Interest rates on loans under the Credit Agreement are based on either: (i) the ABR, plus the applicable rate margin therefor or (ii) Adjusted Term SOFR, plus the applicable margin therefor. Prior to the Fifth Amendment, the applicable margin ranged from 0.25% to 1.25% for ABR borrowings and from 1.25% to 2.25% for Adjusted Term SOFR borrowings. Under the Fifth Amendment, the applicable margin ranges from 0.50% to 1.25% for ABR borrowings and from 1.50% to 2.25% for Term SOFR borrowings.

As of January 31, 2025, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 5.93%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Interest Rate Risk on Our Investments

We invest our cash primarily in cash equivalents, such as commercial paper and money market funds, and short-term investments, consisting of bank time deposits and marketable debt securities. Market interest rate changes increase or decrease the interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt security investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2025.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2025 and 2024, we had cash and cash equivalents totaling approximately $215.7 million and $241.4 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $0.2 million and $1.5 million, respectively, of restricted cash, cash equivalents, and restricted bank time deposits (including long-term portions) which were not available for general operating use. We also had short-term investments of $1.3 million and $0.7 million at January 31, 2025 and 2024, respectively, consisting of bank time deposits, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2026, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2025. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and cash equivalents, bank time deposits, and short-term investments to increase or decrease by approximately $1.1 million, assuming a similar level of investments in the year ending January 31, 2026 as in the year ended January 31, 2025.

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

For the year ended January 31, 2025, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily the United Kingdom, Israel, Euro denominated functional currency subsidiaries, Australia, and India. We also generate some portion of our revenue in foreign currencies, mainly the British pound sterling, euro, Australian dollar, and Indian rupee. As a result, our consolidated U.S. dollar operating results are subject to potential material adverse impacts from fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in gains or losses which are reported within other income (expense), net in our consolidated statement of operations. We recorded net foreign currency losses of $5.9 million and $0.4 million for the years ended January 31, 2025 and 2024, respectively, and net foreign currency gains of $3.5 million for the year ended January 31, 2023.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels. These contracts are generally limited to durations of approximately 12 months or less.

We had $0.1 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2025, with notional amounts totaling $6.4 million. We had $0.2 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2024, with notional amounts totaling $6.3 million. We had $0.1 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2023, with notional amounts totaling $6.8 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2025. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $0.6 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated fair value of these financial instruments by approximately $0.7 million.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Jericho, New York
March 26, 2025

We have served as the Company’s auditor since 2001.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$215,707	$241,400
Short-term investments	1,344	686
Accounts receivable, net of allowance for credit losses of $1.8 million and $1.2 million, respectively	203,113	190,461
Contract assets, net	91,605	66,913
Inventories	14,311	14,209
Prepaid expenses and other current assets	52,692	59,505
Total current assets	578,772	573,174
Property and equipment, net	48,708	47,704
Operating lease right-of-use assets, net	27,337	30,118
Goodwill	1,386,734	1,352,715
Intangible assets, net	80,538	57,466
Long-term deferred income taxes	27,819	25,697
Other assets	140,141	139,550
Total assets	$2,290,049	$2,226,424

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$25,457	$26,301
Accrued expenses and other current liabilities	138,187	137,433
Current maturities of long-term debt	100,000	—
Contract liabilities	255,039	254,437
Total current liabilities	518,683	418,171
Long-term debt	312,753	410,965
Long-term contract liabilities	13,018	10,581
Operating lease liabilities	29,094	32,100
Long-term deferred income taxes	9,306	9,555
Other liabilities	81,600	76,065
Total liabilities	964,454	957,437
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at January 31, 2025 and 2024, respectively; aggregate liquidation preference and current redemption value of $204,667 and $206,067 at January 31, 2025 and 2024, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at January 31, 2025 and 2024, respectively; aggregate liquidation preference and current redemption value of $204,667 and $206,067 at January 31, 2025 and 2024, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 62,135,000 and 62,738,000; outstanding 62,135,000 and 62,738,000 shares at January 31, 2025 and 2024, respectively.	62	63
Additional paid-in capital	981,862	979,671
Retained earnings (accumulated deficit)	57,864	(6,723)
Accumulated other comprehensive loss	(152,939)	(142,962)
Total Verint Systems Inc. stockholders' equity	886,849	830,049
Noncontrolling interests	2,425	2,617
Total stockholders' equity	889,274	832,666
Total liabilities, temporary equity, and stockholders' equity	$2,290,049	$2,226,424

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2025	2024	2023
Revenue:
Recurring	$708,117	$699,248	$685,537
Nonrecurring perpetual	108,521	99,853	116,611
Nonrecurring professional services and other	92,548	111,286	100,097
Total revenue	909,186	910,387	902,245
Cost of revenue:
Recurring	150,092	162,868	162,347
Nonrecurring perpetual	35,976	32,142	38,487
Nonrecurring professional services and other	68,304	74,968	81,043
Amortization of acquired technology	6,764	7,134	13,191
Total cost of revenue	261,136	277,112	295,068
Gross profit	648,050	633,275	607,177
Operating expenses:
Research and development, net	149,305	133,804	130,644
Selling, general and administrative	379,584	405,915	392,939
Amortization of other acquired intangible assets	12,774	25,371	26,238
Total operating expenses	541,663	565,090	549,821
Operating income	106,387	68,185	57,356
Other income (expense), net:
Interest income	6,601	6,944	3,301
Interest expense	(10,133)	(10,334)	(7,877)
Other (expense) income, net	(4,507)	(3,523)	1,982
Total other expense, net	(8,039)	(6,913)	(2,594)
Income before provision for income taxes	98,348	61,272	54,762
Provision for income taxes	15,249	21,638	39,103
Net income	83,099	39,634	15,659
Net income attributable to noncontrolling interests	832	1,024	761
Net income attributable to Verint Systems Inc.	82,267	38,610	14,898
Dividends on preferred stock	(17,280)	(20,800)	(20,800)
Net income (loss) attributable to Verint Systems Inc. common shares	$64,987	$17,810	$(5,902)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$1.05	$0.28	$(0.09)
Diluted	$1.04	$0.28	$(0.09)

Weighted-average common shares outstanding:
Basic	62,148	63,990	65,332
Diluted	62,756	64,318	65,332

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended January 31,
(in thousands)	2025	2024	2023
Net income	$83,099	$39,634	$15,659
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(9,953)	10,909	(35,545)
Net (decrease) increase from foreign exchange contracts designated as hedges	(31)	277	(47)
Benefit from (provision for) income taxes on net (decrease) increase from foreign exchange contracts designated as hedges	7	(49)	8
Other comprehensive (loss) income	(9,977)	11,137	(35,584)
Comprehensive income (loss)	73,122	50,771	(19,925)
Comprehensive income attributable to noncontrolling interests	832	1,024	761
Comprehensive income (loss) attributable to Verint Systems Inc.	$72,290	$49,747	$(20,686)

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value		Treasury Stock	(Accumulated Deficit) /Retained Earnings			Non-controlling Interests
Balances as of January 31, 2022	66,211	$66	$1,125,152	$—	$(54,509)	$(118,515)	$952,194	$2,385	$954,579
Net income	—	—	—	—	14,898	—	14,898	761	15,659
Other comprehensive loss	—	—	—	—	—	(35,584)	(35,584)	—	(35,584)
Stock-based compensation — equity-classified awards	—	—	68,257	—	—	—	68,257	—	68,257
Common stock issued for stock awards and stock bonuses	1,853	2	6,425	—	—	—	6,427	—	6,427
Common stock repurchased and retired	(649)	(1)	(23,455)	—	—	—	(23,456)	—	(23,456)
Treasury stock acquired	(2,011)	—	—	(106,146)	—	—	(106,146)	—	(106,146)
Treasury stock retired	—	(2)	(106,144)	106,146	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(787)	(787)
Preferred stock dividends	—	—	(20,800)	—	—	—	(20,800)	—	(20,800)
Other reclasses	—	—	5,722	—	(5,722)	—	—	—	—
Balances as of January 31, 2023	65,404	65	1,055,157	—	(45,333)	(154,099)	855,790	2,359	858,149
Net income	—	—	—	—	38,610	—	38,610	1,024	39,634
Other comprehensive income	—	—	—	—	—	11,137	11,137	—	11,137
Stock-based compensation — equity-classified awards	—	—	62,006	—	—	—	62,006	—	62,006
Common stock issued for stock awards and stock bonuses	1,459	2	7,735	—	—	—	7,737	—	7,737
Common stock repurchased and retired	(4,125)	(4)	(124,427)	—	—	—	(124,431)	—	(124,431)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(766)	(766)
Preferred stock dividends	—	—	(20,800)	—	—	—	(20,800)	—	(20,800)
Balances as of January 31, 2024	62,738	63	979,671	—	(6,723)	(142,962)	830,049	2,617	832,666
Net income	—	—	—	—	82,267	—	82,267	832	83,099
Other comprehensive loss	—	—	—	—	—	(9,977)	(9,977)	—	(9,977)
Stock-based compensation — equity-classified awards	—	—	68,728	—	—	—	68,728	—	68,728
Common stock issued for stock awards and stock bonuses	1,812	—	5,939	—	—	—	5,939	—	5,939
Common stock repurchased and retired	(2,415)	(1)	(72,476)	—	—	—	(72,477)	—	(72,477)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,024)	(1,024)
Preferred stock dividends	—	—	—	—	(17,680)	—	(17,680)	—	(17,680)
Balances as of January 31, 2025	62,135	$62	$981,862	$—	$57,864	$(152,939)	$886,849	$2,425	$889,274

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$83,099	$39,634	$15,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,128	71,485	67,960
Provision for credit losses	1,392	2,162	629
Stock-based compensation, excluding cash-settled awards	78,640	67,622	76,051
Benefit from deferred income taxes	(3,938)	(17,639)	(9,544)
Losses on early retirements of debt	—	237	—
Net (gains) losses on divested businesses	(615)	9,541	—
Other non-cash items, net	2,830	5,347	9,652
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(7,722)	(9,409)	3,060
Contract assets	(24,988)	(6,351)	(18,762)
Inventories	(1)	(1,812)	(7,753)
Prepaid expenses and other assets	4,016	35,027	(44,247)
Accounts payable and accrued expenses	(17,964)	(25,343)	6,394
Contract liabilities	(5,517)	(26,068)	5,395
Other liabilities	19	13,762	40,852
Other, net	1,068	(7,553)	(5,530)
Net cash provided by operating activities	157,447	150,642	139,816

Cash flows from investing activities:
Cash paid for asset acquisitions and business combinations, including adjustments, net of cash acquired	(58,984)	(3,997)	(21,928)
Divestitures, net of cash divested	3,189	(6,278)	—
Purchases of property and equipment	(15,338)	(16,114)	(27,950)
Purchases of investments	(1,357)	(4,094)	(10,627)
Maturities and sales of investments	668	4,083	10,709
Cash paid for capitalized software development costs	(12,228)	(9,623)	(7,595)
Other investing activities	9	(1,356)	808
Net cash used in investing activities	(84,041)	(37,379)	(56,583)

Cash flows from financing activities:
Proceeds from borrowings	—	100,000	—
Repayments of borrowings and other financing obligations	(2,060)	(103,084)	(3,658)
Distributions paid to noncontrolling interest	(1,024)	(766)	(787)
Purchases of treasury stock and common stock for retirement	(72,324)	(124,290)	(128,985)
Preferred stock dividend payments	(20,080)	(20,800)	(20,800)
Payments of contingent consideration for business combinations (financing portion)	(4,176)	(4,192)	(3,714)
Cash received for contingent consideration for business divestitures (financing portion) and other financing activities	(20)	(222)	37
Net cash used in financing activities	(99,684)	(153,354)	(157,907)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	(684)	599	(2,033)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(26,962)	(39,492)	(76,707)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	242,669	282,161	358,868
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$215,707	$242,669	$282,161

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year to the consolidated balance sheets:
Cash and cash equivalents	$215,707	$241,400	$282,099

	Year Ended January 31,
(in thousands)	2025	2024	2023
Restricted cash and cash equivalents included in prepaid expenses and other current assets	—	1,269	5
Restricted cash and cash equivalents included in other assets	—	—	57
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$215,707	$242,669	$282,161

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

Verint is headquartered in Melville, New York, and has approximately 17 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,800 employees plus a few hundred contractors around the globe.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of January 31, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.5%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

Reclassifications

Beginning in the year ended January 31, 2025, the presentation of amounts previously reported as nonrecurring revenue and nonrecurring cost of revenue in the consolidated statements of operations has been reclassified to present nonrecurring products and services separately. The reclassification did not have any impact on previously reported total nonrecurring revenue, total revenue, total nonrecurring cost of revenue, total cost of revenue, gross profit, or net income.

Prior period amounts have been reclassified to conform to the current period presentation in our consolidated financial statements and the accompanying notes. For a description of the types of revenue included in each category, see Note 2, “Revenue Recognition.”

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. For further information regarding our cash and cash equivalents, see Note 4, “Cash, Cash Equivalents, and Short-Term Investments.”

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. We held no marketable debt securities at January 31, 2025 and we held $0.2 million of marketable debt securities at January 31, 2024. Investments with maturities in excess of one year are included in other assets.

Accounts Receivable

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

The following table summarizes the activity in our allowance for credit losses for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Allowance for credit losses, beginning of year	$1,245	$1,290	$1,260
Provisions charged to expense	1,239	2,082	565
Amounts written off	(598)	(2,094)	(566)
Other, including fluctuations in foreign exchange rates	(40)	(33)	31
Allowance for credit losses, end of year	$1,846	$1,245	$1,290

Our estimated expected credit losses associated with contract assets were $0.2 million for the year ended January 31, 2025, and $0.1 million for each of the years ended January 31, 2024 and 2023. Historical write-offs of contract assets have been insignificant.

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

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable and contract assets are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. No end-customer represented more than 10% of our revenue during the years ended January 31, 2025, 2024, and 2023. We had two partners, both authorized global resellers of our solutions, that accounted for more than 10% of our aggregated accounts receivable and contract assets in recent years. Partner A accounted for approximately 11% and 14% of our aggregated accounts receivable and contract assets at January 31, 2025 and 2024, respectively, and Partner B accounted for approximately 14% of our aggregated accounts receivable and contract assets at January 31, 2025 and 2024. Neither partner represented 10% or greater of our total revenue for the years ended January 31, 2025, 2024, or 2023. Credit losses related to these partners have historically been immaterial.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. The vast majority of equipment, furniture and other is depreciated over periods ranging from three years to seven years. Software is typically depreciated over periods ranging from three years to four years. Buildings are depreciated over ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Finance leased assets are amortized over the related lease term or the useful life of the asset if we intend to exercise the lease buyout option.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use (“ROU”) assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities (long-term portions), on our consolidated balance sheets. Finance lease assets are included in property and equipment, net, and corresponding finance lease liabilities are included within accrued expenses and other current liabilities (current portions), and other liabilities (long-term portions), on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term at commencement date. Our leases do not provide an implicit interest rate. We calculate the incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term, and consider our historical borrowing activities and market data in this determination. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

We are a pure-play customer engagement company that operates as a single operating segment and single reporting segment as our Chief Executive Officer, who is our CODM, reviews the financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance, and allocating resources.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further remeasured at each reporting date and at settlement. Gains and losses recognized upon such remeasurements are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $5.9 million and $0.4 million for the years ended January 31, 2025 and 2024, respectively. We recorded net foreign currency gains of $3.5 million for the year ended January 31, 2023.

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

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. We recognize the fair value of the award as compensation expense over the period during which an employee is required to provide service in exchange for the award, reduced by estimated forfeitures.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public companies to report incremental segment information on an annual and interim basis, including enhanced disclosures of significant segment expenses included within each reported measure of segment profit or loss. On February 1, 2024, effective for the fiscal year ended January 31, 2025, we adopted ASU No. 2023-07 on a retrospective basis, as required by the standard. Since the standard affects only disclosure requirements, the adoption of the standard did not have an impact on our consolidated financial statements. Please refer to Note 17, “Segment, Geographic, and Customer Information,” for further details regarding our segment information.

New Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require greater disaggregation of a reporting entity’s effective tax rate reconciliation as well as income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, with early adoption and retrospective adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures in Note 11, “Income Taxes.”

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

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted for entities that have implemented ASU 2020-06, with the option to apply the guidance prospectively or retrospectively. We are currently assessing the impact of this standard on our consolidated financial statements.

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

Nature of Goods and Services

We derive and report our revenue in three categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, optional managed services including hosting services, and initial and renewal support revenue, (b) nonrecurring perpetual revenue, which primarily consists of perpetual licenses and hardware, and (c) nonrecurring professional services and other revenue, which consists primarily of installation services, business advisory consulting and training services, and patent license royalties.

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
▪Unbundled SaaS revenue is recognized at a point in time, except for the related support which is recognized over time. Unbundled SaaS contracts are eligible for renewal after the initial fixed term, which in most cases is between a one- and three-year time frame. Unbundled SaaS can be deployed in the cloud, either by us or a cloud partner, or in a customer’s data center or premises.
◦Optional managed services revenue including hosting services.
◦Support revenue, which consists of initial and renewal support on our perpetual licenses.
•Nonrecurring perpetual revenue primarily consists of our perpetual licenses and hardware.

•Nonrecurring professional services and other revenue primarily consists of our installation services, business advisory consulting and training services, and patent royalties.

	Year Ended January 31,
(in thousands)	2025	2024	2023
Recurring revenue:
Bundled SaaS revenue	$293,245	$250,526	$222,560
Unbundled SaaS revenue	289,363	264,302	221,645
Total SaaS revenue	582,608	514,828	444,205
Optional managed services revenue	21,965	47,718	61,388
Support revenue	103,544	136,702	179,944
Total recurring revenue	708,117	699,248	685,537
Nonrecurring perpetual revenue	108,521	99,853	116,611
Nonrecurring professional services and other revenue	92,548	111,286	100,097
Total revenue	$909,186	$910,387	$902,245

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

	January 31,
(in thousands)	2025	2024
Accounts receivable, net	$203,113	$190,461
Contract assets, net	$91,605	$66,913
Long-term contract assets, net (included in other assets)	$32,822	$31,379
Contract liabilities	$255,039	$254,437
Long-term contract liabilities	$13,018	$10,581

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial for each of the years ended January 31, 2025, 2024, and 2023. During the years ended January 31, 2025 and 2024, we transferred $70.9 million and $56.0 million, respectively, to accounts receivable from contract assets recognized at the beginning of each period, as a result of the right to the transaction consideration becoming unconditional. We recognized $98.0 million and $52.9 million of contract assets during the years ended January 31, 2025 and 2024, respectively. Contract assets recognized during each year primarily related to multi-year unbundled SaaS contracts that are invoiced annually with license revenue recognized upfront.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the years ended January 31, 2025 and 2024 from amounts included in contract liabilities at the beginning of each period was $247.6 million and $252.7 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

	January 31,
(in thousands)	2025	2024
Remaining performance obligations:
Expected to be recognized within 1 year	$441,360	$464,600
Expected to be recognized in more than 1 year	300,615	279,702
Total remaining performance obligations	$741,975	$744,302

Costs to Obtain and Fulfill Contracts

Total capitalized costs to obtain contracts were $57.5 million as of January 31, 2025, of which $3.2 million is included in prepaid expenses and other current assets and $54.3 million is included in other assets on our consolidated balance sheet. Total capitalized costs to obtain contracts were $57.8 million as of January 31, 2024, of which $2.7 million is included in prepaid expenses and other current assets and $55.1 million is included in other assets on our consolidated balance sheet. During the years ended January 31, 2025, 2024, and 2023, we expensed $36.0 million, $34.2 million and $33.1 million, respectively, of sales and agent commissions, which are included in selling, general and administrative expenses and there were no impairment losses recognized for these capitalized costs.

Total capitalized costs to fulfill contracts were $2.2 million as of January 31, 2025, of which $0.2 million is included in prepaid expenses and other current assets and $2.0 million is included in other assets on our consolidated balance sheet. Total capitalized costs to fulfill contracts were $3.2 million as of January 31, 2024, of which $0.2 million is included in prepaid expenses and other current assets and $3.0 million is included in other assets on our consolidated balance sheet. During the year ended January 31, 2025, we amortized $2.4 million of contract fulfillment costs, and during each of the years ended January 31, 2024 and 2023, we amortized $3.0 million of contract fulfillment costs.

3.NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income	$83,099	$39,634	$15,659
Net income attributable to noncontrolling interests	832	1,024	761
Net income attributable to Verint Systems Inc.	82,267	38,610	14,898
Dividends on preferred stock	(17,280)	(20,800)	(20,800)
Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per common share	64,987	17,810	(5,902)
Dilutive effect of dividends on preferred stock	—	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$64,987	$17,810	$(5,902)

Weighted-average shares outstanding:
Basic	62,148	63,990	65,332
Dilutive effect of employee equity award plans	608	328	—
Dilutive effect of 2021 Notes	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—
Diluted	62,756	64,318	65,332

Net income (loss) per common share attributable to Verint Systems Inc.:

	Year Ended January 31,
(in thousands, except per share amounts)	2025	2024	2023
Basic	$1.05	$0.28	$(0.09)
Diluted	$1.04	$0.28	$(0.09)

We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Common shares excluded from calculation:
Restricted and performance stock-based awards	1,635	1,840	2,120
Series A Preferred Stock	5,498	5,498	5,498
Series B Preferred Stock	3,980	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the year ended January 31, 2025, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes (as defined in Note 7, “Long-Term Debt”), to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes and Capped Calls, appear in Note 7, “Long-Term Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net income (loss) per common share for the years ended January 31, 2025, 2024, and 2023, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2025 and 2024:

	January 31, 2025
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$159,688	$—	$—	$159,688
Money market funds	56,019	—	—	56,019
Total cash and cash equivalents	$215,707	$—	$—	$215,707

Short-term investments:
Bank time deposits	$1,344	$—	$—	$1,344
Total short-term investments	$1,344	$—	$—	$1,344

	January 31, 2024
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$155,504	$—	$—	$155,504
Money market funds	85,647	—	—	85,647
U.S. Treasury bills	249	—	—	249
Total cash and cash equivalents	$241,400	$—	$—	$241,400

Short-term investments:
Bank time deposits	$686	$—	$—	$686
Total short-term investments	$686	$—	$—	$686

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the years ended January 31, 2025, 2024, and 2023, proceeds from maturities and sales of short-term investments were $0.7 million, $4.1 million, and $10.7 million, respectively.

5.BUSINESS COMBINATIONS, ASSET ACQUISITIONS, AND DIVESTITURES

Year Ended January 31, 2025

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

Revenue and net income (loss) attributable to Cogito included in our consolidated statements of operations for the year ended January 31, 2025 were not material.

The purchase price consisted of (i) $38.2 million of cash paid at closing, funded from cash on hand, and (ii) the fair value of the contingent consideration arrangements estimated at $11.8 million as of the acquisition date. These contingent consideration arrangements provide for potential additional cash payments to the sellers aggregating up to approximately $19.0 million, contingent upon the achievement of certain performance targets extending through October 2026. We also established a key employee incentive plan for certain former non-owner key employees of Cogito that provides for contingent payments up to $4.2 million based on achievement of certain performance targets through October 2026. These payments are not contingent upon continued employment and are accounted for separately from the business combination purchase consideration. As of January 31, 2025, we determined that achievement of the performance targets was probable and recorded an expense of $3.5 million in selling, general and administrative expenses, which represents our current estimate of potential payment under the plan.

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

Among the factors contributing to the recognition of goodwill as a component of the Cogito purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. The acquisition resulted in the recognition of $27.1 million of goodwill. This transaction is accounted for as an asset acquisition for tax purposes, and therefore both the goodwill and acquired intangible assets are deductible for tax purposes. Tax impacts were not material.

Transaction and related costs directly related to the acquisition of Cogito, consisting primarily of professional fees and integration expenses, were $3.1 million for the year ended January 31, 2025, and were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocation for Cogito has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets, and reserves for uncertain income tax positions.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Cogito:

(in thousands)	Amount
Components of Purchase Price:
Cash	$38,186
Fair value of contingent consideration	11,786
Other purchase price adjustments	380
Total purchase price	$50,352

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$6,236
Other current assets, including cash acquired	2,402
Current and other liabilities	(3,177)
Contract liabilities — current and long-term	(8,047)
Net tangible liabilities	(2,586)
Identifiable intangible assets:
Customer relationships	14,300
Developed technology	11,500
Total identifiable intangible assets	25,800
Goodwill	27,138
Total purchase price allocation	$50,352

The acquired customer relationships and developed technology were assigned estimated useful lives of seven and five years, respectively, the weighted average of which is approximately 6.1 years. The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives.

Other Business Combinations

•In April 2024, we completed the acquisition of an AI-powered analytics company, including 14 employees. Pursuant to the terms of the purchase agreement, the purchase price consisted of $8.8 million of cash paid at closing, contingent consideration with an estimated fair value of $3.4 million, and the acquisition date fair value of our previously held investment via a simple agreement for future equity (“SAFE”), which was approximately $1.7 million. Further discussion regarding this SAFE investment appears in Note 12, “Fair Value Measurements”. We recognized intangible assets of $5.2 million for developed technology, $0.2 million for the acquired customer relationships, and goodwill of $8.2 million. The acquisition qualified as a stock transaction for tax purposes. This transaction was not material to our consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

•In May 2024, we completed the acquisition of a provider of cloud-based call-back solutions, including nine employees. This transaction resulted in the recognition of $3.2 million of goodwill, $0.3 million of acquired customer relationships, and $1.0 million of developed technology intangible assets, but was not material to our consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

•In October 2024, we completed the acquisition of a provider of data analytics solutions, including approximately 25 employees in technology functions. This transaction resulted in the recognition of $5.9 million of goodwill, $5.1 million of developed technology intangible assets, and $0.5 million of acquired customer relationships, but was not material to our consolidated financial statements and, as a result, additional business combination disclosures for this acquisition have been omitted.

Revenue and net income (loss) attributable to these acquisitions for the year ended January 31, 2025 was not material.

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

Revenue and net income (loss) attributable to this acquisition for the years ended January 31, 2025 and 2024 were not material.

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

The combined transaction and related costs, consisting primarily of professional fees and integration expenses were $0.7 million and $1.1 million for the years ended January 31, 2024 and 2023, and were immaterial for the year ended January 31, 2025. All transaction and related costs were expensed as incurred and are included in selling, general, and administrative expenses.

Revenue and net income (loss) attributable to these acquisitions for the years ended January 31, 2025, 2024, and 2023 were not material.

Other Business Combination Information

The pro forma impact of all business combinations completed during the three years ended January 31, 2025 was not material to our historical consolidated operating results and is therefore not presented.

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

For the years ended January 31, 2025 and 2023, we recorded charges of $2.5 million and $0.2 million, respectively, and for the year ended January 31, 2024, we recorded a benefit of $3.0 million, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $22.0 million at January 31, 2025, of which $12.9 million was recorded within accrued expenses and other current liabilities and $9.1 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $5.3 million, $4.9 million, and $7.5 million for the years ended January 31, 2025, 2024, and 2023, respectively.

Asset Acquisitions

In November 2024, we entered into an agreement to acquire source code that qualified as an asset acquisition for an initial cash purchase price of $2.2 million, plus up to a maximum of $0.4 million in additional cash payments based on the achievement of certain integration milestones. Direct transaction costs related to such asset acquisition were immaterial.

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. The agreement also stipulated the establishment of additional milestone payments totaling $3.0 million, of which $2.0 million was deposited into a third-party escrow account in connection with the closing of the transaction. These milestone payments were contingent upon the successful delivery of the source code and the attainment of specific developmental objectives. During the year ended January 31, 2024, we made $1.8 million in milestone payments to the seller. During the year ended January 31, 2025, we made the final $1.0 million of development milestone payments to the seller and $0.2 million remaining in escrow account due to certain offsets was returned to us, closing the escrow account.

The transaction also provides for additional consideration of up to $5.0 million contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026. Of this amount, $2.0 million became guaranteed during the year ended January 31, 2025 as a result of the development milestones outlined above being achieved by the agreed upon dates. The agreement also includes the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the year ended January 31, 2025, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving the development milestones by certain dates. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable.

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

We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the sale agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. During the three months ended January 31, 2024, we recognized a pre-tax loss on the sale of $9.7 million, which was recorded as part of selling, general, and administrative expenses in our consolidated statement of operations, and included $0.8 million of cumulative foreign translation loss that was released from accumulated other comprehensive loss and divestiture-related expenses were not material. As part of the transaction, we divested $6.5 million of cash, most of which was intended as reimbursement for certain liabilities assumed by the buyer, as well as $1.0 million of tangible net assets, $0.5 million of intangible assets, and $6.8 million of goodwill. The divested services business generated $25.2 million and $33.2 million of revenues during the years ended January 31, 2024 and 2023, respectively, and several hundred employees dedicated to this managed services business were transferred or terminated as part of the transaction. During the year ended January 31, 2025, we received all of the $3.4 million of the outstanding receivables as of the closing date.

In March 2023, we completed the sale of an insignificant product line that we inherited as part of a legacy acquisition and that no longer fit with our current business priorities or strategic direction. The transaction reduced goodwill by $0.3 million and intangible assets by $0.2 million and resulted in a gain of approximately $0.2 million during the year ended January 31, 2024.

These divestitures did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest these businesses did not represent a strategic shift that would have a major effect on our operations and financial results.

6.INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and intangible assets of the businesses we divested which were removed from our consolidated balance sheets, consisted of the following as of January 31, 2025 and 2024:

	January 31, 2025
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$466,959	$(422,067)	$44,892
Acquired technology	250,183	(214,537)	35,646
Other	6,040	(6,040)	—
Total intangible assets	$723,182	$(642,644)	$80,538

	January 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$455,184	$(412,587)	$42,597
Acquired technology	231,815	(217,006)	14,809
Other	6,167	(6,107)	60
Total intangible assets	$693,166	$(635,700)	$57,466

Total amortization expense recorded for acquisition-related intangible assets was $19.5 million, $32.5 million, and $39.4 million for the years ended January 31, 2025, 2024, and 2023, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2026	$23,794
2027	20,428
2028	15,652
2029	10,434
2030	6,215
Thereafter	4,015
Total	$80,538

There were no impairments for the years ended January 31, 2025, 2024, and 2023.

Goodwill activity for the years ended January 31, 2025, and 2024 was as follows:

(in thousands)	Total
Year Ended January 31, 2024:
Goodwill, gross, at January 31, 2023	$1,403,256
Accumulated impairment losses through January 31, 2023	(56,043)
Goodwill, net, at January 31, 2023	1,347,213
Business combinations, including adjustments to prior period acquisitions	2,409
Divested businesses	(7,120)
Foreign currency translation	10,213
Goodwill, net, at January 31, 2024	$1,352,715

Year Ended January 31, 2025:
Goodwill, gross, at January 31, 2024	$1,408,758
Accumulated impairment losses through January 31, 2024	(56,043)
Goodwill, net, at January 31, 2024	1,352,715
Business combinations, including adjustments to prior period acquisitions	44,365
Foreign currency translation	(10,346)
Goodwill, net, at January 31, 2025	$1,386,734

Balance at January 31, 2025
Goodwill, gross, at January 31, 2025	$1,442,777
Accumulated impairment losses through January 31, 2025	(56,043)
Goodwill, net, at January 31, 2025	$1,386,734

For purposes of reviewing for potential goodwill impairment, as of January 31, 2025, we had one reporting unit. Based on our November 1, 2024 and 2023 quantitative goodwill impairment reviews, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying value.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2025 and 2024.

No goodwill impairment was identified for the years ended January 31, 2025, 2024, and 2023.

7.LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
2021 Notes	$315,000	$315,000
Revolving Credit Facility	100,000	100,000
Less: unamortized debt discounts and issuance costs	(2,247)	(4,035)
Total debt	412,753	410,965
Less: current maturities	100,000	—
Long-term debt	$312,753	$410,965

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of January 31, 2025, the 2021 Notes were not convertible.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at January 31, 2025.

Based on the closing market price of our common stock on January 31, 2025, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of January 31, 2025, no Capped Calls have been exercised.

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

Optional prepayments of loans under the Credit Agreement are generally permitted without premium or penalty. During the three months ended April 30, 2021, in addition to our regular quarterly $1.1 million principal payment, we repaid $309.0 million of our Term Loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility, along with $0.5 million of accrued interest thereon. As a result, $0.2 million of combined deferred debt issuance costs and unamortized discount associated with the Term Loan were written off and were included within interest expense on our consolidated statement of operations for the year ended January 31, 2024.

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

The Revolving Credit Facility matures on April 9, 2026, provided that the maturity date will be January 7, 2026 if on that date a principal amount in excess of $35.0 million of the 2021 Notes remains outstanding and that amount has not been cash collateralized. Borrowings outstanding under the Revolving Credit Facility were $100.0 million at January 31, 2025, which is included in current maturities of long-term debt on our consolidated balance sheet. Borrowings outstanding under the Revolving Credit Facility were $100.0 million at January 31, 2024, which was included in long-term debt on our consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). As of January 31, 2025, the interest rate on our Revolving Credit Facility borrowings was 5.93%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of term loans, if any.

Refer to Note 18 “Subsequent Event” for discussion of additional activity pertaining to our Revolving Credit Facility occurring subsequent to January 31, 2025.

Our obligations under the Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement. We were in compliance with all of the financial covenants of the Credit Agreement as of January 31, 2025.

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

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
2021 Notes:
Interest expense at 0.25% coupon rate	$788	$788	$787
Amortization of deferred debt issuance costs	1,791	1,776	1,762
Total Interest Expense — 2021 Notes	$2,579	$2,564	$2,549

Borrowings under Credit Agreement:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Interest expense at contractual rates	$6,741	$6,896	$4,114
Amortization of debt discounts	—	5	19
Amortization of deferred debt issuance costs	708	739	863
Losses on early retirements of debt	—	237	—
Total Interest Expense — Borrowings under Credit Agreement	$7,449	$7,877	$4,996

8.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
Raw materials	$5,893	$4,402
Work-in-process	208	69
Finished goods	8,210	9,738
Total inventories	$14,311	$14,209

Property and equipment, net consisted of the following as of January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
Land and buildings	$754	$779
Leasehold improvements	13,668	11,837
Software	68,454	56,203
Equipment, furniture, and other	27,460	28,505
Total cost	110,336	97,324
Less: accumulated depreciation and amortization	(61,628)	(49,620)
Total property and equipment, net	$48,708	$47,704

Depreciation expense on property and equipment was $15.1 million, $27.9 million, and $18.6 million in the years ended January 31, 2025, 2024, and 2023, respectively.

Prepaid and other current assets consisted of the following as of January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
Prepaid expenses	$20,421	$25,718
Other current assets	27,647	25,614
Cloud computing implementation costs, net - current portion	4,624	3,423
CTI litigation settlement indemnification asset - current portion	—	4,750
Total prepaid expenses and other current assets	$52,692	$59,505

Other assets consisted of the following as of January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
Deferred commissions	$54,036	$54,757
Long-term contract assets, net	32,822	31,379
Capitalized software development costs, net	28,137	25,319
Cloud computing implementation costs, net - long-term portion	9,072	6,579
Noncontrolling equity investments	4,669	5,146
Contingent consideration receivable - long-term portion	2,951	2,685
Long-term deferred cost of revenue	1,948	3,026
SAFE investment	—	1,700
Other	6,506	8,959
Total other assets	$140,141	$139,550

We expensed $3.1 million, $1.5 million, and $0.1 million of capitalized cloud computing implementation costs in the years ended January 31, 2025, 2024, and 2023, respectively. Accumulated amortization for these costs was $4.5 million and $1.6 million as of January 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities consisted of the following as of January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
Compensation and benefits, excluding bonus	$53,398	$48,645
Accrued bonus, including stock bonus	22,247	31,898
Contingent consideration - current portion	12,885	4,446
Taxes other than income taxes	12,503	13,148
Preferred Stock dividends payable	8,000	10,400
Operating lease obligations - current portion	5,889	5,492
Professional and consulting fees	1,669	1,983
Income taxes	1,165	2,394
CTI litigation settlement liability - current portion	—	4,750
Other	20,431	14,277
Total accrued expenses and other current liabilities	$138,187	$137,433

Certain prior year amounts in the table above have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported balance sheet, results of operations or cash flows.

Other liabilities consisted of the following as of January 31, 2025 and 2024:

	January 31
(in thousands)	2025	2024
Unrecognized tax benefits, including interest and penalties	$68,469	$71,330
Contingent consideration - long-term portion	9,161	2,815
Finance lease obligations - long-term portion	695	1,087
Other	3,275	833
Total other liabilities	$81,600	$76,065

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2025, 2024, and 2023 was as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Capitalized software development costs, net, beginning of year	$25,319	$23,527	$22,483
Software development costs capitalized during the year	12,273	9,623	7,595
Amortization of capitalized software development costs	(9,261)	(7,798)	(6,407)
Write-offs of capitalized software development costs	—	(136)	(6)
Foreign currency translation and other	(194)	103	(138)
Capitalized software development costs, net, end of year	$28,137	$25,319	$23,527

There were no material impairments of previously capitalized software development costs during the years ended January 31, 2025, 2024 and 2023.

Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Foreign currency (losses) gains, net	$(5,917)	$(439)	$3,453
Other, net	1,410	(3,084)	(1,471)
Total other (expense) income, net	$(4,507)	$(3,523)	$1,982

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Cash paid for interest	$7,597	$8,094	$4,661
Cash payments of income taxes, net	$27,097	$14,970	$15,886
Non-cash investing and financing transactions:
Liabilities for contingent consideration in business combinations and asset acquisitions	$19,463	$2,265	$12,184
Preferred Stock dividends declared	$8,000	$10,400	$10,400
Finance leases of property and equipment	$794	$579	$647
Retirement of treasury stock	$—	$—	$106,146
Accrued but unpaid purchases of property and equipment	$503	$371	$2,353
Accrued but unpaid purchases of treasury stock	$—	$—	$616
Receivable in exchange for sale of divested businesses	$—	$6,491	$—
Excise tax on share repurchases	$153	$754	$—

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

For the year ended January 31, 2025, we paid $20.1 million of preferred stock dividends, $10.4 million of which was accrued as of January 31, 2024, and there were $9.3 million of cumulative unpaid preferred stock dividends at January 31, 2025, of which $8.0 million was declared and recorded within accrued expenses and other liabilities on our consolidated balance sheet as of January 31, 2025. We reflected $17.3 million, $20.8 million, and $20.8 million of preferred stock dividends in our consolidated results of operations, for purposes of computing net income (loss) attributable to Verint Systems Inc. common shares, for the years ended January 31, 2025, 2024, and 2023, respectively.

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

As of January 31, 2025, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.7 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.5%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”). As of January 31, 2025, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock or the $50.25 conversion price of the Series B Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our consolidated balance sheets as of January 31, 2025 and 2024, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of January 31, 2025, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at January 31, 2025 plus accrued and unpaid dividends. As of January 31, 2025, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $4.7 million.

Future Tranche Right

We determined that our obligation to issue and the Apax Investor’s obligation to purchase 200,000 shares of the Series B Preferred Stock in connection with the completion of the Spin-Off and the satisfaction of other customary closing conditions (the “Future Tranche Right”) met the definition of a freestanding financial instrument as the Future Tranche Right was legally detachable and separately exercisable from the Series A Preferred Stock. At issuance, we allocated a portion of the proceeds from the issuance of the Series A Preferred Stock to the Future Tranche Right based upon its fair value at such time, with the remaining proceeds being allocated to the Series A Preferred Stock. The Future Tranche Right was remeasured at fair value each reporting period until the settlement of the right (at the time of the issuance of the Series B Preferred Stock), and changes in its fair value were recognized as a non-cash charge or benefit within other income (expense), net on the consolidated statements of operations.

Upon issuance of the Series A Preferred Stock on May 7, 2020, the Future Tranche Right was recorded as an asset of $3.4 million, as the purchase price of the Series B Preferred Stock was greater than its estimated fair value at the expected settlement date. This resulted in a $203.4 million carrying value, before direct and incremental issuance costs, for the Series A Preferred Stock.

Immediately prior to the issuance of the Series B Preferred Stock, the Future Tranche Right was remeasured and upon the issuance of the Series B Preferred Stock in April 2021, the Future Tranche Right was settled, resulting in a reclassification of the $37.0 million fair value of the Future Tranche Right liability at that time to the carrying value of the Series B Preferred Stock. This resulted in a $237.0 million carrying value, before direct and incremental issuance costs, for the Series B Preferred Stock. As a result of the issuance of the Series B Preferred Stock, we no longer recognize changes in the fair value of the Future Tranche Right in our consolidated statements of operations.

10.STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the years ended January 31, 2025, 2024, and 2023. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

Treasury Stock

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from our directors or officers in connection with the vesting of restricted stock or restricted performance stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders. In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related or delivery-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Our stock bonus program contains similar terms. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.

When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

No treasury stock remained outstanding at January 31, 2025 and 2024, respectively.

Stock Repurchase Programs

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million.

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million, which was completed during the six months ended July 31, 2024.

During the year ended January 31, 2025, we repurchased approximately 1,701,000 shares of our common stock during the period for a cost of $52.9 million under the prior repurchase program, approximately 689,000 shares of common stock during the period for a cost of $18.7 million under the new stock repurchase program, and approximately 25,000 shares for a cost of $0.7 million to facilitate income tax withholding or tax payments as described above. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. We recognized excise tax of $0.2 million as part of the cost basis of shares acquired in the consolidated statements of stockholders’ equity during the year ended January 31, 2025.

During the year ended January 31, 2025, we retired all 2,415,000 shares of our common stock with a cost of $72.3 million, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares. Repurchases were financed with available cash in the United States.

During the year ended January 31, 2024 we repurchased approximately 4,124,000 shares of our common stock for a cost of $124.4 million, as well as approximately 1,000 shares to facilitate income tax withholding or tax payments as described above. We recognized excise tax of $0.8 million as part of the cost basis of shares acquired in the consolidated statements of stockholders’ equity during the year ended January 31, 2024.

During the year ended January 31, 2024, we retired all 4,125,000 shares of our common stock with a cost of $124.4 million, which was recorded as a reduction of common stock and additional paid-in capital. These shares were returned to the status of authorized and unissued shares.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of January 31, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.5%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the years ended January 31, 2025 and 2024:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2023	$(87)	$(154,012)	$(154,099)
Other comprehensive (loss) income before reclassifications	(329)	10,123	9,794
Amounts reclassified out of accumulated other comprehensive loss	(557)	—	(557)
Cumulative currency translation loss realized from divestiture	—	(786)	(786)
Net other comprehensive income	228	10,909	11,137
Accumulated other comprehensive income (loss) at January 31, 2024	141	(143,103)	(142,962)
Other comprehensive (loss) income before reclassifications	(38)	(9,953)	(9,991)
Amounts reclassified out of accumulated other comprehensive income (loss)	(14)	—	(14)
Net other comprehensive loss	(24)	(9,953)	(9,977)
Accumulated other comprehensive income (loss) at January 31, 2025	$117	$(153,056)	$(152,939)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the consolidated statements of operations, with presentation location, for the years ended January 31, 2025, 2024, and 2023 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2025	2024	2023
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$—	$(7)	$(1)	Cost of recurring revenue
	(1)	(21)	(20)	Cost of nonrecurring perpetual revenue
	(1)	(38)	(40)	Cost of nonrecurring professional services and other revenue
	(9)	(416)	(392)	Research and development, net
	(6)	(194)	(207)	Selling, general and administrative
	(17)	(676)	(660)	Total, before income taxes
	3	119	111	Provision for income taxes
	$(14)	$(557)	$(549)	Total, net of income taxes

Foreign currency translation loss:	$—	$(786)	$—	Selling, general and administrative
	—	—	—	Provision for income taxes
	$—	$(786)	$—	Total, net of income taxes

11.INCOME TAXES

The components of income before provision for income taxes for the years ended January 31, 2025, 2024, and 2023 were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Domestic	$20,860	$(13,507)	$(6,676)
Foreign	77,488	74,779	61,438
Total income before provision for income taxes	$98,348	$61,272	$54,762

The provision for income taxes for the years ended January 31, 2025, 2024, and 2023 consisted of the following:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Current provision for (benefit from) income taxes:
Federal	$(2,289)	$20,128	$30,637
State	3,220	2,784	2,733
Foreign	18,256	16,365	15,277
Total current provision for income taxes	19,187	39,277	48,647
Deferred (benefit from) provision for income taxes:
Federal	(1,954)	(17,086)	(8,010)
State	374	(133)	(699)
Foreign	(2,358)	(420)	(835)
Total deferred benefit from income taxes	(3,938)	(17,639)	(9,544)
Total provision for income taxes	$15,249	$21,638	$39,103

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before provision for income taxes for the years ended January 31, 2025, 2024, and 2023 was as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at the U.S. federal statutory rate	$20,654	$12,867	$11,499
State income tax provision (benefit)	2,106	(695)	2,617
Foreign tax rate differential	4,085	6,556	3,244
Tax incentives	(4,276)	(5,403)	(3,779)
Valuation allowances	766	8,464	(292)
Stock-based and other compensation	5,548	5,612	3,347
Litigation and other non-deductible expenses	550	(475)	1,770
Tax credits	(20,863)	(17,012)	321
Tax contingencies	(4,819)	(1,597)	2,333
Tax effects of business divestiture	—	(1,372)	—
Changes in tax laws	—	89	9
U.S. tax effects of foreign operations	11,838	14,903	18,642
Other, net	(340)	(299)	(608)
Total provision for income taxes	$15,249	$21,638	$39,103
Effective income tax rate	15.5%	35.3%	71.4%

The January 31, 2025 tax credits benefit of $20.9 million includes benefits of $12.4 million related to the generation of foreign tax credits and $7.7 million related to the generation of research tax credits. The January 31, 2024 tax credits benefit of $17.0 million includes a benefit of $14.3 million related to the generation of research tax credits.

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

In total, tax incentives decreased our effective tax rate by 4.3%, 8.8%, and 6.9% for the years ended January 31, 2025, 2024, and 2023, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
Deferred tax assets:
Accrued expenses	$2,129	$2,843
Operating lease liabilities	5,693	6,054
Loss carryforwards	23,813	23,171
Tax credits	19,007	14,241
Stock-based and other compensation	5,402	5,593
Capitalized research and development expenses	47,266	31,530
Other, net	2,037	1,193
Total deferred tax assets	105,347	84,625
Deferred tax liabilities:
Prepaid expenses	(4,529)	(2,497)
Depreciation of property and equipment	(1,487)	(1,931)
Deferred cost of revenue	(19,400)	(8,810)
Goodwill and other intangible assets	(23,824)	(19,252)
Unremitted earnings of foreign subsidiaries	(4,223)	(3,137)
Operating lease right-of-use assets	(3,591)	(3,965)
Total deferred tax liabilities	(57,054)	(39,592)
Valuation allowance	(29,780)	(28,891)
Net deferred tax assets	$18,513	$16,142

Recorded as:
Deferred tax assets	$27,819	$25,697
Deferred tax liabilities	(9,306)	(9,555)
Net deferred tax assets	$18,513	$16,142

As required by the 2017 Tax Cuts and Jobs Act, effective February 1, 2022 certain research and development expenditures were capitalized and amortized for U.S. income tax purposes. These expenditures are the primary component of capitalized research and development deferred tax asset.

At January 31, 2025, we had U.S. federal NOL carryforwards of approximately $41.1 million. Except for $17.8 million of NOLs that can be carried forward indefinitely, these loss carryforwards expire in various years ending from January 31, 2026 to January 31, 2037. We had state NOL carryforwards of approximately $169.6 million. Except for $1.6 million of NOLs that can be carried forward indefinitely, those loss carryforwards expire in various years ending from January 31, 2026 to January 31, 2042. We had foreign NOL carryforwards of approximately $20.4 million. At January 31, 2025, all but $1.4 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward.

We had U.S. federal, state, and foreign tax credit carryforwards of approximately $23.7 million at January 31, 2025, the utilization of certain credits is subject to limitation. At January 31, 2025, approximately $5.7 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $18.0 million expires in various years ending from January 31, 2028 to January 31, 2043.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of January 31, 2025, and withholding taxes of $4.2 million accrued as of January 31, 2025 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in certain state and foreign jurisdictions. We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal. We have recorded valuation allowances in the amounts of $29.8 million and $28.9 million at January 31, 2025 and 2024, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2025 and 2024:

	Year Ended January 31,
(in thousands)	2025	2024
Valuation allowance, beginning of year	$(28,891)	$(20,357)
Income tax provision	(766)	(8,464)
Business combinations	(209)	—
Currency translation adjustment and other	86	(70)
Valuation allowance, end of year	$(29,780)	$(28,891)

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

For the years ended January 31, 2025, 2024, and 2023, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Gross unrecognized tax benefits, beginning of year	$83,264	$87,928	$84,229
Increases related to tax positions taken during the current year	1,106	853	645
Increases related to tax positions taken during prior years	175	1,598	4,260
Decreases related to foreign currency exchange rates	(6)	(174)	(404)
Reductions for tax positions of prior years	(66)	(843)	(84)
Lapses of statutes of limitations	(8,542)	(6,098)	(718)
Gross unrecognized tax benefits, end of year	$75,931	$83,264	$87,928

We had unrecognized income tax benefits of $75.9 million (excluding interest and penalties) as of January 31, 2025, that, if recognized, would impact the effective income tax rate. We recorded $2.5 million, $1.4 million, and $1.4 million of tax expense for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2025, 2024, and 2023, respectively. The accrued liability for interest and penalties was $8.9 million and $6.4 million at January 31, 2025 and 2024, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the consolidated statements of operations.

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

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2022. In the United States, our federal returns are no longer subject to income tax examination for years prior to January 31, 2022. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which the carryforward is utilized.

As of January 31, 2025, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
United Kingdom	December 31, 2006, January 31, 2008
India	March 31, 2010 – March 31, 2013, March 31, 2017, March 31, 2020, March 31, 2022, March 31, 2023
Israel	January 31, 2020 – January 31, 2022
Brazil	December 31, 2018
Philippines	January 31, 2021 – January 31, 2024
Japan	January 31, 2022 – January 31, 2024

We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at January 31, 2025 could decrease by approximately $1.3 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 proposals. We continue to monitor developments and evaluate the impacts of new rules as they are published, including eligibility to qualify for safe harbor rules. During the year ended January 31, 2025, Verint entities recorded $0.3 million of Pillar 2 related taxes.

12.FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2025 and 2024:

	January 31, 2025
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$56,019	$—	$—
Foreign currency forward contracts	—	141	—
Contingent consideration receivable	—	—	2,951
Total assets	$56,019	$141	$2,951
Liabilities:
Contingent consideration — business combinations	—	—	22,046
Total liabilities	$—	$—	$22,046

	January 31, 2024
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,647	$—	$—
US Treasury Bills, classified as cash and cash equivalents	249	—	$—
Foreign currency forward contracts	—	183	—
Contingent consideration receivable	—	—	2,685
Total assets	$85,896	$183	$2,685
Liabilities:
Foreign currency forward contracts	$—	$11	$—
Contingent consideration — business combinations	—	3,750	3,511
Total liabilities	$—	$3,761	$3,511

On January 31, 2024, we completed the sale of a service business for manual quality managed services for no upfront cash consideration. We estimated the sale price under the sale agreement to be $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We determined the estimated fair value of the contingent consideration with the assistance of a third-party valuation specialist and estimates made by management. The fair value of the contingent consideration receivable was $3.0 million as of January 31, 2025, which is included within other assets on our consolidated balance sheets. During the year ended January 31, 2025, we did not receive any contingent consideration payments, and we recorded a benefit of $0.3 million for the change in the estimated fair value of this contingent receivable.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2025 and 2024:

	Year Ended January 31,
(in thousands)	2025	2024
Fair value measurement, beginning of year	$3,511	$12,717
Contingent consideration liabilities recorded for business combinations	17,713	2,265
Changes in fair values, recorded in operating expenses	2,516	(3,043)
Payments of contingent consideration	(1,527)	(4,906)
Foreign currency translation and other	(167)	228
Transfer of contingent consideration liability to Level 2 of the fair value hierarchy	—	(3,750)
Fair value measurement, end of year	$22,046	$3,511

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

There were no transfers between levels of the fair value measurement hierarchy during the year ended January 31, 2025.

Fair Value Measurements

Money Market Funds and U.S. Treasury Bills — We value our money market funds and U.S. treasury bills using quoted active market prices for such instruments.

Short-term Investments, Corporate Debt Securities, and Commercial Paper —The fair values of short-term investments, as well as corporate debt securities and commercial paper classified as cash equivalents, are estimated using observable market prices for identical securities that are traded in less-active markets, if available. When observable market prices for identical securities are not available, we value these short-term investments using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model.

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 4.5% to 6.2%, with a weighted average discount rate of 5.8% in our calculation of the estimated fair values of our contingent consideration liabilities as of January 31, 2025. We utilized discount rates ranging from 6.7% to 8.6%, with a weighted average discount rate of 7.4% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2025. We utilized discount rates ranging from 5.8% to 6.4%, with a weighted average discount rate of 6.2% in our calculation of the estimated fair values of our contingent consideration liabilities as of January 31, 2024. We utilized discount rates ranging from 7.5% to 8.9%, with a weighted average discount rate of 7.8% in our calculation of the estimated fair value of our contingent consideration asset as of January 31, 2024.

As of January 31, 2024, $3.8 million of the fair value of the contingent consideration liability was based on actual achievement through the performance periods ended January 31, 2024, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. Payments of contingent consideration earned under this agreement were $3.8 million and there was no change in the fair value of the remaining contingent consideration obligation associated with this business combination for the year ended January 31, 2025.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at January 31, 2025 and 2024. On April 27, 2023, we repaid in full the remaining $100.0 million outstanding balance on our Term Loan utilizing proceeds from borrowings under our Revolving Credit Facility. The estimated fair value of borrowings under our Revolving Credit Facility is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at January 31, 2025 and 2024 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $298.0 million and $281.0 million at January 31, 2025 and 2024, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

In March 2023, we invested approximately $1.1 million in a privately-held company via a SAFE. In July 2023, we made a second SAFE investment of $0.5 million, and in January 2024, we made a third SAFE investment of $0.1 million for a total investment of approximately $1.7 million. The SAFE provided that, upon the completion by such company of a qualified equity financing, we would automatically receive the number of shares of capital stock of such company equal to the SAFE purchase amount divided by the Discount Price (as such term is defined in the SAFE). If there was a liquidity event affecting such company, such as a change in control or initial public offering, we would receive a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares of common stock of such company equal to the SAFE purchase amount divided by the Liquidity Price (as such term is defined in the SAFE). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and was included within other assets on the consolidated balance sheets as of January 31, 2024. During the three months ended April 30, 2024, we completed the acquisition of this company. The approximately $1.7 million acquisition date fair value of the SAFE was included in the measurement of the consideration transferred. The company and its results of operations are now consolidated in our consolidated financial statements, and the SAFE investment was removed from our consolidated balance sheet as of April 30, 2024. Please refer to Note 5, “Business Combinations, Asset Acquisitions, and Divestitures” for further discussion related to this acquisition.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $4.7 million as of January 31, 2025, of which $0.3 million was remeasured to fair value based on an observable transaction during the year ended January 31, 2025. An unrealized loss of $0.5 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the consolidated statement of operations for the year ended January 31, 2025. As of January 31, 2024, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $5.1 million. These investments are included within other assets on the consolidated balance sheets. There were no observable price changes in our investments in privately-held companies during the year ended January 31, 2024. We did not recognize any impairments during the years ended January 31, 2025, 2024, and 2023.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.4 million and $6.3 million as of January 31, 2025 and 2024, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2025 and 2024 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2025	2024
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$141	$183
Total derivative assets		$141	$183

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$11
Total derivative liabilities		$—	$11

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statement of operations for the years ended January 31, 2025, 2024, and 2023 were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Net losses recognized in AOCL:
Foreign currency forward contracts	$(48)	$(399)	$(707)
	$(48)	$(399)	$(707)
Net losses reclassified from AOCL to the consolidated statements of operations:
Foreign currency forward contracts	$(17)	$(676)	$(660)
	$(17)	$(676)	$(660)

For information regarding the line item locations of the net losses on derivative financial instruments reclassified out of AOCL into the consolidated statements of operations, see Note 10, “Stockholders’ Equity”.

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at January 31, 2025 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Component of income before provision for income taxes:
Cost of revenue - recurring	$3,589	$2,114	$2,856
Cost of revenue - nonrecurring perpetual	59	71	40
Cost of revenue - nonrecurring professional services and other	3,028	1,946	2,766
Research and development, net	14,824	11,918	12,576
Selling, general and administrative	57,129	51,550	57,876
Total stock-based compensation expense	78,629	67,599	76,114
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	14,300	11,580	12,368
Total stock-based compensation, net of taxes	$64,329	$56,019	$63,746

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Restricted stock units and restricted stock awards	$68,728	$62,006	$68,258
Stock bonus program and bonus share program	9,912	5,616	7,793
Total equity-settled awards	78,640	67,622	76,051
Phantom stock units (cash-settled awards)	(11)	(23)	63
Total stock-based compensation expense	$78,629	$67,599	$76,114

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

We recorded $2.2 million and $2.8 million of net excess tax deficiencies, and $0.6 million of net excess tax benefits resulting from our Stock Plans as a component of income tax expense for the years ended January 31, 2025, 2024, and 2023, respectively.

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

RSUs, PSUs, or phantom stock units that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such awards were insignificant at January 31, 2025, 2024, and 2023.

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
	2025		2024		2023
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,658	$43.29	2,230	$52.42	2,454	$42.99
Granted	2,619	$29.44	2,127	$35.68	1,743	$54.98
Released	(1,798)	$40.09	(1,433)	$46.12	(1,733)	$42.13
Forfeited	(297)	$43.88	(266)	$43.70	(234)	$48.86
Ending balance	3,182	$33.64	2,658	$43.29	2,230	$52.42

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of January 31, 2025, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the years ended January 31, 2025, 2024, and 2023 (these amounts are also included in the Award Activity Table above for 2025, 2024, and 2023):

	Year Ended January 31,
(in thousands)	2025	2024	2023
Beginning balance	532	532	547
Granted	358	277	278
Released	(160)	(230)	(279)
Forfeited	(85)	(47)	(14)
Ending balance	645	532	532

Excluding PSUs, we granted 2,261,000 RSUs during the year ended January 31, 2025.

As of January 31, 2025, there was approximately $69.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

We did not grant stock options during the years ended January 31, 2025, 2024, and 2023, and there was no activity from stock options awarded in prior periods during these years.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2025, 2024, and 2023 was not significant.

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

The following table summarizes activity under the stock bonus program during the years ended January 31, 2025, 2024, and 2023 in isolation from other share activity. As noted above, shares issued in a given fiscal year are in respect of the prior fiscal year’s program period. Also, as noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Year Ended January 31,
(in thousands)	2025	2024	2023
Shares in lieu of cash bonus — granted and released (not included in the Award Activity Table above)	18	27	119
Shares in respect of discount (included in the Award Activity Table above):
Granted	—	—	12
Released	—	2	10

For bonuses in respect of the year ended January 31, 2025, our board of directors initially approved the use of up to 300,000 shares of common stock in the aggregate under these two programs, with up to 200,000 of these shares of common stock, and a discount of 15%, for awards under our stock bonus program. Subsequently, our board of directors approved the use of an additional 100,000 shares of common stock under these two programs, without alteration of the 200,000 share limit under the stock bonus program. Any shares earned under these programs for the performance period ended January 31, 2025 will be issued during the first half of the year ending January 31, 2026.

In March 2025, our board of directors approved up to 400,000 shares of common stock in the aggregate under these two programs, with up to 200,000, and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2026. Any shares earned under these programs will be issued during the year ending January 31, 2027.

The combined accrued liabilities for the stock bonus program and the bonus share program were $9.7 million and $5.8 million at January 31, 2025 and 2024, respectively.

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

Our matching contribution expenses for our 401(k) Plan were $2.5 million, $2.5 million, and $2.7 million for the years ended January 31, 2025, 2024, and 2023, respectively.

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

Severance expenses for our Israeli employees for the years ended January 31, 2025, 2024, and 2023 were $1.6 million, $1.7 million, and $1.6 million, respectively.

15.LEASES
We have entered into operating leases primarily for corporate offices, research and development facilities, datacenters, and automobiles. Our finance leases primarily relate to infrastructure equipment. Our leases have remaining lease terms of less than 1 year to 10 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 to 8 years. As of January 31, 2025 and 2024, assets recorded under finance leases were $4.7 million and $8.4 million, respectively. As of January 31, 2025 and 2024, accumulated depreciation associated with finance leases was $2.7 million and $4.7 million, respectively.

The components of lease expenses for the years ended January 31, 2025, 2024, and 2023 were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Operating lease expenses	$8,179	$9,596	$16,301
Finance lease expenses:
Amortization of right-of-use assets	1,588	2,481	3,057
Interest on lease liabilities	93	132	188
Total finance lease expenses	1,681	2,613	3,245
Variable lease expenses	2,563	2,829	6,318
Short-term lease expenses	190	148	774
Sublease income	—	(74)	(267)
Total lease expenses	$12,613	$15,112	$26,371

During the years ended January 31, 2024 and 2023, we exited certain leased offices primarily due to our workforce operating under a hybrid work model, under which the majority of our employees work from home on a full or part time basis, which resulted in the recognition of accelerated operating lease costs of $5.4 million, and $8.3 million, respectively. During the year ended January 31, 2025, these costs were immaterial.

Other information related to leases was as follows:

	Year Ended January 31,
(dollars in thousands)	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,544	$16,524	$21,261
Operating cash flows from finance leases	93	132	187
Financing cash flows from finance leases	1,722	2,018	2,870
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,699	$6,274	$19,490
Finance leases	794	579	647
Weighted average remaining lease terms
Operating leases	7 years	8 years	7 years
Finance leases	2 years	2 years	2 years
Weighted average discount rates
Operating leases	7.0%	6.8%	6.2%
Finance leases	3.4%	3.6%	3.6%

Maturities of lease liabilities as of January 31, 2025 were as follows:

	January 31, 2025
(in thousands)	Operating Leases	Finance Leases
Year Ending January 31,
2026	$8,359	$919
2027	6,655	382
2028	5,875	255
2029	4,933	79
2030	3,983	—
Thereafter	14,620	—
Total future minimum lease payments	44,425	1,635
Less: imputed interest	(9,442)	(63)
Total	$34,983	$1,572

Reported as of January 31, 2025:
Accrued expenses and other current liabilities	$5,889	$877
Operating lease liabilities	29,094	—
Other liabilities	—	695
Total	$34,983	$1,572

As of January 31, 2025, we have additional operating leases for datacenters and vehicles that have not yet commenced with future lease obligations of $0.8 million. These leases will commence in the year ending January 31, 2026, and have lease terms of 2 to 4 years. There were no finance leases that have not yet commenced as of January 31, 2025.

16.COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are typically fulfilled by our vendors within a relatively short time horizon. As of January 31, 2025, our unconditional purchase obligations totaled approximately $127.5 million.

Licenses and Royalties

We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities.

Historically, we have received non-refundable grants from the Israeli Innovation Authority (“IIA”) that funded a portion of our research and development expenditures. The Israeli law under which the IIA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal penalties. Funds received from the IIA were recorded as a reduction to research and development expenses and amounts received were not material during the years ended January 31, 2025, 2024 and 2023.

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2025, we had approximately $0.9 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2025, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Legal Proceedings

Former CTI Litigation

We were previously party to a legal action before the Tel Aviv District Court in Israel regarding the suspension of stock option exercises by us and our former parent company, Comverse Technology, Inc. (“CTI”) in periods prior to 2010. In July 2022, the parties reached an agreement to settle the matter. The settlement agreement was approved by the court in February 2023. Under the terms of the settlement agreement, former affiliates of CTI agreed to pay a total of $16.0 million in three installments as compensation to the plaintiff class. We agreed to guarantee the payments under the terms of an associated guaranty agreement if not paid by the primary obligors. As of January 31, 2025, all installments had been paid by the former affiliates of CTI, and the guarantee obligations were not triggered. There was no impact to our consolidated statement of operations.

Former Unfair Competition Litigation and Related Investigation

We were previously party to federal civil litigation matters in the Eastern District of Michigan and the District of Delaware regarding certain trademark, advertising, contract, and competition claims associated with the ForeSee Results, Inc. business we acquired in December 2018. In June 2023, the parties signed a definitive settlement agreement under which we paid $9.0 million to the plaintiffs, and which provided that the settlement did not constitute a ruling on the merits, an admission as to any issue of fact or principle of law, or an admission of liability or wrongdoing by us or the plaintiffs.

The U.S. Attorney’s Office for the Eastern District of Michigan’s Civil Division (“USAO”) also conducted a False Claims Act investigation concerning certain contractual obligations we inherited in the ForeSee acquisition. This investigation was prompted by the same group of plaintiffs in the civil litigation discussed above. In July 2023 the parties signed a definitive settlement agreement, under which we paid $7.0 million to the government (a portion of which is payable by the government to the plaintiffs who prompted the proceeding), and which provided that it was not an admission of liability by us.

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

17.SEGMENT, GEOGRAPHIC, AND SIGNIFICANT CUSTOMER INFORMATION

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker, or CODM, or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM.

We are a pure-play customer engagement company that operates as a single operating and reporting segment as our CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM decides how to allocate resources based on consolidated net income as shown in our consolidated statement of operations as net income (loss). The measure of segment assets that is reviewed by the CODM is reported on the consolidated balance sheet as total assets. The CODM uses consolidated net income to assess the profitability of the business, in the annual forecasting process, and to monitor period-over-period results to assess performance and make decisions about allocating resources.

The significant expense categories and consolidated net income details provided to the CODM for the years ended January 31, 2025, 2024, and 2023 were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Recurring revenue:
Bundled SaaS revenue	$293,245	$250,526	$222,560
Unbundled SaaS revenue	289,363	264,302	221,645
Total SaaS revenue	582,608	514,828	444,205
Optional managed services revenue	21,965	47,718	61,388
Support revenue	103,544	136,702	179,944
Total recurring revenue	708,117	699,248	685,537
Nonrecurring perpetual revenue	108,521	99,853	116,611
Nonrecurring professional services and other revenue	92,548	111,286	100,097
Total revenue	909,186	910,387	902,245

Less:
Cost of recurring revenue	150,092	162,868	162,347
Cost of nonrecurring perpetual revenue	35,976	32,142	38,487
Cost of nonrecurring professional services and other revenue	68,304	74,968	81,043
Amortization of acquired technology	6,764	7,134	13,191
Total cost of revenue	261,136	277,112	295,068

Less:
Employee compensation and related expenses	354,006	343,190	333,389
Stock-based compensation expense	71,953	63,468	70,452
Amortization of other acquired intangible assets	12,774	25,371	26,238
Depreciation expense	14,267	26,823	17,473
Other segment items, net (1)	88,663	106,238	102,269
Interest expense	10,133	10,334	7,877
Interest income	(6,601)	(6,944)	(3,301)
Other expense (income), net	4,507	3,523	(1,982)
Income tax expense	15,249	21,638	39,103
Net income	$83,099	$39,634	$15,659

(1) Other segment items, net includes business applications and technology infrastructure expenses, contractor expenses, professional fees, sales, advertising, and marketing expenses, travel and entertainment, facility expenses, charges or benefits related to changes in the fair values of contingent consideration obligations associated with business combinations, losses (gains) on divestitures, write-offs of long-lived assets, and general overhead expenses, net of software development costs that are capitalized.

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

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Americas:
United States	$601,735	$580,124	$572,837
Other	51,496	62,826	56,557
Total Americas	653,231	642,950	629,394
EMEA:
United Kingdom	87,124	101,990	99,360
Other	81,851	73,641	82,680
Total EMEA	168,975	175,631	182,040
APAC	86,980	91,806	90,811
Total revenue	$909,186	$910,387	$902,245

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2025 and 2024:

	January 31,
(in thousands)	2025	2024
United States	$33,740	$34,818
United Kingdom	6,415	5,797
Israel	5,230	3,845
Other countries	3,323	3,244
Total property and equipment, net	$48,708	$47,704

Significant Customers

No end-customer or partner represented more than 10% of our total revenue during the years ended January 31, 2025, 2024, and 2023.

18.SUBSEQUENT EVENT

On March 25, 2025, we entered into an amendment to the Credit Agreement (the “Fifth Amendment”), which extends the expiration date of our Revolving Credit Facility to March 25, 2030, subject to certain conditions as described below, and increases the aggregate borrowing commitments from $300.0 million to $500.0 million. As provided in the Fifth Amendment, the Revolving Credit Facility matures on March 25, 2030, provided that from and after January 7, 2026, the maturity date of the Revolving Credit Facility will be accelerated if we do not satisfy a minimum level of liquidity equal to (x) the principal amount outstanding under the 2021 Notes plus (y) $100.0 million (taking into account undrawn capacity under the expanded Revolving Credit Facility) at any time that more than $35.0 million in principal amount remains outstanding (and not cash collateralized) under the 2021 Notes. All other material terms of the Credit Agreement remain substantially unchanged. Further details regarding our Credit Agreement appear in Note 7, “Long-Term Debt.”

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2025. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2025. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verint Systems Inc.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2025, of the Company and our report dated March 26, 2025, expressed an unqualified opinion on those financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
March 26, 2025

Item 9B. Other Information

During the three months ended January 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Proposal No. 1 - Election of Directors”, “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2025 (the “2025 Proxy Statement”) and is incorporated herein by reference.

We have an insider trading policy governing the purchase, sale, and other dispositions of securities of the Company that applies to all Company personnel, including directors, officers, employees and other covered persons. We have also implemented procedures applicable to our share repurchases. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2025.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)

Equity compensation plans approved by security holders	3,181,365	$—	8,260,651	(3)
Equity compensation plans not approved by security holders	—		—

Total	3,181,365		8,260,651

(1) Performance-based awards are included at the target vesting level.

(2) All of the awards outstanding under Verint’s equity compensation plans as of January 31, 2025 carry no exercise price.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements

The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of November 22, 2024)	Form 8-K filed on November 25, 2024
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
3.4	First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 7, 2020
3.5	Certificate of Amendment to First Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Convertible Perpetual Preferred Stock	Form 8-K filed on December 10, 2020
3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Perpetual Preferred Stock	Form 8-K filed on April 6. 2021
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form 10-Q filed on September 7, 2022
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Description of Verint Systems Inc. Capital Stock	Form 10-K filed on March 31, 2020
4.3	Indenture, dated as of April 9, 2021, by and between Verint Systems Inc. and Wilmington Trust, National Association, as trustee	Form 8-K filed on April 9, 2021
4.4	Form of 0.25% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	Form 8-K filed on April 9, 2021
4.5	Form of Capped Call Confirmation	Form 8-K filed on April 9, 2021
10.1	Form of Indemnification Agreement	Form 10-Q filed on December 6, 2018
10.2	Verint Systems Inc. 2019 Long-Term Stock Incentive Plan	Form 8-K filed on June 24, 2019
10.3	Verint Systems Inc. 2023 Long-Term Stock Incentive Plan	Form 8-K filed on June 23, 2023
10.4	Verint Systems Inc. Stock Bonus Program**	Form 10-K filed on March 27, 2024
10.5	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Form 10-K filed on March 29, 2022
10.6	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2022**	Form 10-K filed on March 29, 2022

Number	Description	Filed Herewith / Incorporated by Reference from
10.7	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2024**	Form 10-K filed on March 27, 2024
10.8	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2024**	Form 10-K filed on March 27, 2024
10.9	Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
10.10
First Amendment, dated January 31, 2018, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on February 1, 2018
10.11
Second Amendment, dated June 8, 2020, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on June 9, 2020
10.12
Third Amendment, dated April 9, 2021, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent*
Form 8-K filed on April 9, 2021
10.13
Fourth Amendment, dated May 10, 2023, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on May 16, 2023
10.14
Fifth Amendment, dated March 25, 2025, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
Form 8-K filed on March 25, 2025
10.15	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.16	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.17	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.18	Employment Agreement, dated as of December 20, 2022, between Verint Systems Inc. and Grant Highlander**	Form 8-K/A filed on December 20, 2022
10.19	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan for the Fiscal Year Ended January 31, 2022 and Subsequent**	Form 10-K filed on March 31, 2021
10.20	Investment Agreement, dated December 4, 2019, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K/A filed on December 5, 2019
10.21	Registration Rights Agreement, dated May 7, 2020, by and between Verint Systems Inc. and Valor Parent LP	Form 8-K filed on May 7, 2020
10.22	Separation and Distribution Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.23	Tax Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.24	Employee Matters Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.25	Transition Services Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.26	Intellectual Property Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021
10.27	Trademark Cross License Agreement, dated February 1, 2021, by and between Cognyte Software Ltd. and Verint Systems Inc.	Cognyte Software Ltd. Current Report on Form 6-K filed on February 1, 2021

Number	Description	Filed Herewith / Incorporated by Reference from
19.1	Verint Systems Inc. Insider Trading Policy	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Form 10-K filed on March 27, 2024
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

^ Portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K.

(c) Financial Statement Schedules

None

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC.

March 26, 2025	/s/ Dan Bodner
Dan Bodner
Chief Executive Officer

March 26, 2025	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer, and Chairman of the Board	March 26, 2025
Dan Bodner	(Principal Executive Officer)

/s/ Grant Highlander	Chief Financial Officer	March 26, 2025
Grant Highlander	(Principal Financial Officer and Principal Accounting Officer)

/s/ Linda Crawford	Director	March 26, 2025
Linda Crawford

/s/ Reid French, Jr.	Director	March 26, 2025
Reid French, Jr.

/s/ Stephen Gold	Director	March 26, 2025
Stephen Gold

/s/ William Kurtz	Director	March 26, 2025
William Kurtz

/s/ Andrew Miller	Director	March 26, 2025
Andrew Miller

/s/ Richard Nottenburg	Director	March 26, 2025
Richard Nottenburg

/s/ Kristen Robinson	Director	March 26, 2025
Kristen Robinson

/s/ Yvette Smith	Director	March 26, 2025
Yvette Smith

/s/ Jason Wright	Director	March 26, 2025
Jason Wright