Form 10-Q
period 2025-04-30
VERINT SYSTEMS INC
filed 2025-06-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2025
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

There were 60,160,405 shares of the registrant’s common stock outstanding on May 15, 2025.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•uncertainties regarding the impact of changes in macroeconomic and/or global conditions, including as a result of slowdowns, recessions, economic instability, actual or threatened tariffs or trade wars, elevated interest rates, tightening credit markets, inflation, instability in the banking sector, political unrest, armed conflicts, epidemics or pandemics, or natural disasters, as well as the resulting impact on spending by customers or partners, on our business;
•risks that our customers or partners delay, downsize, cancel, or refrain from placing orders or renewing subscriptions or contracts, or are unable to honor contractual commitments or payment obligations due to challenges or uncertainties in their budgets, headcount, liquidity, businesses, or operations;
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
•risks associated with a significant part of our business coming directly or indirectly from government contracts, and associated procurement processes and regulatory requirements;
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
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2025. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2025	2025
Assets
Current Assets:
Cash and cash equivalents	$180,870	$215,707
Short-term investments	449	1,344
Accounts receivable, net of allowance for credit losses of $1.8 million and $1.8 million, respectively	172,384	203,113
Contract assets, net	88,783	91,605
Inventories	14,945	14,311
Prepaid expenses and other current assets	58,857	52,692
Total current assets	516,288	578,772
Property and equipment, net	48,364	48,708
Operating lease right-of-use assets, net	27,365	27,337
Goodwill	1,417,042	1,386,734
Intangible assets, net	76,516	80,538
Other assets	172,972	167,960
Total assets	$2,258,547	$2,290,049

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$24,026	$25,457
Accrued expenses and other current liabilities	127,407	138,187
Debt, current	413,117	100,000
Contract liabilities	239,864	255,039
Total current liabilities	804,414	518,683
Long-term debt	—	312,753
Long-term contract liabilities	11,208	13,018
Operating lease liabilities	28,967	29,094
Other liabilities	81,111	90,906
Total liabilities	925,700	964,454
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at April 30, 2025 and January 31, 2025, respectively; aggregate liquidation preference and redemption value of $202,667 and $204,667 at April 30, 2025 and January 31, 2025, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at April 30, 2025 and January 31, 2025, respectively; aggregate liquidation preference and redemption value of $202,667 and $204,667 at April 30, 2025 and January 31, 2025, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 60,248,000 and 62,135,000 shares; outstanding 60,248,000 and 62,135,000 shares at April 30, 2025 and January 31, 2025, respectively.	60	62
Additional paid-in capital	953,080	981,862
Retained earnings	59,486	57,864
Accumulated other comprehensive loss	(118,817)	(152,939)
Total Verint Systems Inc. stockholders' equity	893,809	886,849
Noncontrolling interest	2,717	2,425
Total stockholders' equity	896,526	889,274
Total liabilities, temporary equity, and stockholders' equity	$2,258,547	$2,290,049

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2025	2024
Revenue:
Recurring	$173,623	$173,528
Nonrecurring perpetual	17,021	24,900
Nonrecurring professional services and other	17,453	22,849
Total revenue	208,097	221,277
Cost of revenue:
Recurring	42,108	35,923
Nonrecurring perpetual	7,248	8,774
Nonrecurring professional services and other	17,531	17,706
Amortization of acquired technology	2,308	1,358
Total cost of revenue	69,195	63,761
Gross profit	138,902	157,516
Operating expenses:
Research and development, net	40,641	36,730
Selling, general and administrative	89,670	93,276
Amortization of other acquired intangible assets	3,519	3,065
Total operating expenses	133,830	133,071
Operating income	5,072	24,445
Other income (expense), net:
Interest income	1,463	1,978
Interest expense	(2,499)	(2,591)
Other income (expense), net	496	(498)
Total other expense, net	(540)	(1,111)
Income before provision for income taxes	4,532	23,334
Provision for income taxes	2,605	7,955
Net income	1,927	15,379
Net income attributable to noncontrolling interests	305	138
Net income attributable to Verint Systems Inc.	1,622	15,241
Dividends on preferred stock	(4,000)	(5,200)
Net (loss) income attributable to Verint Systems Inc. common shares	$(2,378)	$10,041

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.04)	$0.16
Diluted	$(0.04)	$0.16

Weighted-average common shares outstanding:
Basic	61,916	62,335
Diluted	61,916	62,845

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2025	2024
Net income	$1,927	$15,379
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	34,219	(7,060)
Net decrease from foreign exchange contracts designated as hedges	(116)	(266)
Benefit from income taxes on net decrease from foreign exchange contracts designated as hedges	19	47
Other comprehensive income (loss)	34,122	(7,279)
Comprehensive income	36,049	8,100
Comprehensive income attributable to noncontrolling interests	305	138
Comprehensive income attributable to Verint Systems Inc.	$35,744	$7,962

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value					Non-controlling Interests
Balances as of January 31, 2025	62,135	$62	$981,862	$57,864	$(152,939)	$886,849	$2,425	$889,274
Net income	—	—	—	1,622	—	1,622	305	1,927
Other comprehensive income	—	—	—	—	34,122	34,122	—	34,122
Stock-based compensation — equity-classified awards	—	—	13,540	—	—	13,540	—	13,540
Common stock issued for stock awards and stock bonuses	645	—	—	—	—	—	—	—
Common stock repurchased and retired	(2,532)	(2)	(42,322)	—	—	(42,324)	—	(42,324)
Distribution to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Balances as of April 30, 2025	60,248	$60	$953,080	$59,486	$(118,817)	$893,809	$2,717	$896,526

Balances as of January 31, 2024	62,738	$63	$979,671	$(6,723)	$(142,962)	$830,049	$2,617	$832,666
Net income	—	—	—	15,241	—	15,241	138	15,379
Other comprehensive loss	—	—	—	—	(7,279)	(7,279)	—	(7,279)
Stock-based compensation — equity-classified awards	—	—	16,508	—	—	16,508	—	16,508
Common stock issued for stock awards and stock bonuses	410	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,234)	(1)	(38,117)	—	—	(38,118)	—	(38,118)
Distribution to noncontrolling interest	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2024	61,914	$62	$958,062	$8,518	$(150,241)	$816,401	$2,510	$818,911

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$1,927	$15,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,973	11,367
Stock-based compensation, excluding cash-settled awards	15,428	18,009
Other, net	(6,657)	179
Changes in operating assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	32,864	33,802
Contract assets	3,807	(4,776)
Inventories	(908)	(2,372)
Prepaid expenses and other assets	(9,925)	1,404
Accounts payable and accrued expenses	(155)	(2,410)
Contract liabilities	(21,465)	(12,418)
Deferred income taxes	2,106	775
Other, net	(3,672)	1,778
Net cash provided by operating activities	26,323	60,717

Cash flows from investing activities:
Cash paid for asset acquisitions and business combinations, including adjustments, net of cash acquired	(299)	(9,206)
Divestitures, net of cash divested	—	1,300
Purchases of property and equipment	(3,168)	(3,591)
Purchases of investments	—	(330)
Maturities and sales of investments	908	228
Cash paid for capitalized software development costs	(2,857)	(2,538)
Change in restricted bank time deposits, and other investing activities, net	(5)	2
Net cash used in investing activities	(5,421)	(14,135)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(254)	(553)
Purchases of treasury stock and common stock for retirement	(41,843)	(37,095)
Preferred stock dividend payments	(8,000)	(10,400)
Payments of debt-related costs	(2,166)	(10)
Distributions paid to noncontrolling interest	(13)	(245)
Payments of contingent consideration for business combinations and asset acquisitions (financing portion)	(6,831)	(2,658)
Cash received for contingent consideration for business divestitures (financing portion)	224	224
Net cash used in financing activities	(58,883)	(50,737)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,144	(848)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(34,837)	(5,003)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	215,707	242,669
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$180,870	$237,666

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$180,870	$236,592
Restricted cash and cash equivalents included in prepaid expenses and other current assets	—	1,074
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$180,870	$237,666

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

Verint is a leader in customer experience (“CX”) automation with a customer base that includes more than 80 of the Fortune 100 companies. The world’s most iconic brands use the Verint Open Platform and our team of AI-powered bots to deliver tangible AI business outcomes across the enterprise. Verint is uniquely positioned to help brands increase CX automation with our differentiated AI-powered Open Platform.

Verint is headquartered in Melville, New York, and has approximately 15 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of April 30, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.7%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended April 30, 2025 and 2024, and the condensed consolidated balance sheet as of April 30, 2025, are not audited but reflect all adjustments that, in the opinion of management, are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2025 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2025. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended April 30, 2025, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025.

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements since the filing of our Annual Report on Form 10-K for the year ended January 31, 2025 that may have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require greater disaggregation of a reporting entity’s effective tax rate reconciliation as well as income taxes paid. ASU No. 2023-09 will be effective for our Annual Report on Form 10-K for the year ending January 31, 2026 and can be applied on a prospective or retrospective basis. As the guidance is a change to disclosure only, it will impact disclosures in our “Income Taxes” footnote within our annual financial statements but will not impact the consolidated financial results.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which will require additional disclosure of the nature of expenses included in the income statement, including disclosures about the specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 on a prospective basis, with early adoption and retrospective adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted for entities that have implemented ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), with the option to apply the guidance prospectively or retrospectively. We are currently assessing the impact of this standard on our condensed consolidated financial statements.

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

	Three Months Ended April 30,
(in thousands)	2025	2024
Recurring revenue:
Bundled SaaS revenue	$81,257	$65,695
Unbundled SaaS revenue	66,227	75,288
Total SaaS revenue	147,484	140,983
Optional managed services revenue	5,014	5,168
Support revenue	21,125	27,377
Total recurring revenue	173,623	173,528
Nonrecurring perpetual revenue	17,021	24,900
Nonrecurring professional services and other revenue	17,453	22,849
Total revenue	$208,097	$221,277

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	April 30, 2025	January 31, 2025
Accounts receivable, net	$172,384	$203,113
Contract assets, net	$88,783	$91,605
Long-term contract assets, net (included in other assets)	$38,382	$32,822
Contract liabilities	$239,864	$255,039
Long-term contract liabilities	$11,208	$13,018

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the three months ended April 30, 2025 and 2024. As of April 30, 2025, three partners, all authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A and Partner C were approximately 11% and Partner B was approximately 17%. As of January 31, 2025, Partner A was approximately 11% and Partner B was approximately 14% of our aggregated accounts receivable and contract assets. Partner C did not account for more than 10% of our aggregated accounts receivable and contract assets as of January 31, 2025. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the three months ended April 30, 2025 and 2024 from amounts included in contract liabilities at the beginning of each period was $102.1 million and $99.1 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	April 30, 2025	January 31, 2025
Remaining performance obligations:
Expected to be recognized within 1 year	$433,932	$441,360
Expected to be recognized in more than 1 year	287,766	300,615
Total remaining performance obligations	$721,698	$741,975

3.    NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2025	2024
Net income	$1,927	$15,379

	Three Months Ended April 30,
(in thousands, except per share amounts)	2025	2024
Net income attributable to noncontrolling interests	305	138
Net income attributable to Verint Systems Inc.	1,622	15,241
Dividends on preferred stock	(4,000)	(5,200)
Net (loss) income attributable to Verint Systems Inc. for basic net loss per common share	(2,378)	10,041
Dilutive effect of dividends on preferred stock	—	—
Net (loss) income attributable to Verint Systems Inc. for diluted net income per common share	$(2,378)	$10,041

Weighted-average shares outstanding:
Basic	61,916	62,335
Dilutive effect of employee equity award plans	—	510
Dilutive effect of 2021 Notes	—	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	61,916	62,845

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.04)	$0.16
Diluted	$(0.04)	$0.16

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2025	2024
Common shares excluded from calculation:
Restricted and performance stock-based awards	3,133	1,733
Series A Preferred Stock	5,498	5,498
Series B Preferred Stock	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three months ended April 30, 2025, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes (as defined in Note 7, “Debt”), to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

The Capped Calls (as defined in Note 7, “Debt”) do not impact our diluted earnings per common share calculations as their effect would be anti-dilutive. The Capped Calls are generally intended to reduce the potential dilution to our common stock upon any conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2021 Notes, in the event that at the time of conversion our common stock price exceeds the $62.08 conversion price, with such reduction and/or offset subject to a cap of $100.00.

Further details regarding the 2021 Notes and Capped Calls appear in Note 7, “Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net (loss) income per common share for the three months ended April 30, 2025 and 2024, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2025 and January 31, 2025:

	April 30, 2025
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$152,138	$—	$—	$152,138
Money market funds	28,483	—	—	28,483
U.S. Treasury bills	249	—	—	249
Total cash and cash equivalents	$180,870	$—	$—	$180,870

Short-term investments:
Bank time deposits	$449	$—	$—	$449
Total short-term investments	$449	$—	$—	$449

	January 31, 2025
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$159,688	$—	$—	$159,688
Money market funds	56,019	—	—	56,019
Total cash and cash equivalents	$215,707	$—	$—	$215,707

Short-term investments:
Bank time deposits	$1,344	$—	$—	$1,344
Total short-term investments	$1,344	$—	$—	$1,344

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the three months ended April 30, 2025 and 2024, proceeds from maturities and sales of short-term investments were $0.9 million and $0.2 million, respectively.

5.    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Three Months Ended April 30, 2025

We did not complete any business combinations during the three months ended April 30, 2025.

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

Revenue and net income (loss) attributable to Cogito included in our condensed consolidated statement of operations for the three months ended April 30, 2025 was not material.

The purchase price consisted of (i) $38.2 million of cash paid at closing, funded from cash on hand, (ii) the fair value of the contingent consideration arrangements estimated at $11.8 million as of the acquisition date, and (iii) $0.3 million of other purchase price adjustments. These contingent consideration arrangements provide for potential additional cash payments to the sellers aggregating up to approximately $19.0 million, contingent upon the achievement of certain performance targets extending through October 2026. We also established a key employee incentive plan for certain former non-owner key employees of Cogito that provides for contingent payments of up to $4.2 million based on achievement of certain performance targets through October 2026. These payments are not contingent upon continued employment and are accounted for separately from the business combination purchase consideration. As of April 30, 2025, we concluded that the payment of the contingent amount was no longer probable, leading to a reversal of the $3.5 million accrual we recorded during the year ended January 31, 2025. This reversal was recognized as a reduction of $1.8 million in selling, general and administrative expenses and a reduction of $1.7 million in research and development expenses on our condensed consolidated statement of operations during the three months ended April 30, 2025.

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

Transaction and related costs directly related to the acquisition of Cogito, consisting primarily of professional fees and integration expenses, were $1.5 million for the three months ended April 30, 2025, of which $0.7 million is included in selling, general and administrative expenses, $0.6 million is included in research and development expenses, and $0.2 million is included in cost of recurring revenue.

The purchase price allocation for Cogito has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Cogito:

(in thousands)	Amount
Components of Purchase Price:
Cash	$38,186
Fair value of contingent consideration	11,786
Other purchase price adjustments	299
Total purchase price	$50,271

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	6,236
Other current assets, including cash acquired	2,402
Current and other liabilities	(3,177)
Contract liabilities — current and long-term	(8,047)
Net tangible liabilities	(2,586)
Identifiable intangible assets:
Customer relationships	14,300
Developed technology	11,500
Total identifiable intangible assets	25,800
Goodwill	27,057
Total purchase price allocation	$50,271

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

Revenue and net income (loss) attributable to these acquisitions for the three months ended April 30, 2025 and 2024 was not material.

Other Business Combination Information

For the three months ended April 30, 2025 and 2024, we recorded a benefit of $7.7 million and $0.4 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on the probability of our historical business combinations achieving certain objectives and milestones. The current period benefit is primarily a result of revised outlooks related to a recent acquisition. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $8.2 million at April 30, 2025, of which $5.6 million was recorded within accrued expenses and other current liabilities, and $2.6 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $6.4 million and $3.3 million for the three months ended April 30, 2025 and 2024, respectively.

Asset Acquisitions

In November 2024, we entered into an agreement to acquire source code that qualified as an asset acquisition for an initial cash purchase price of $2.2 million, plus up to a maximum of $0.4 million in additional cash payments based on the achievement of certain integration milestones. Direct transaction costs related to such asset acquisition were immaterial.

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and made an initial deposit payment of $1.0 million upon the execution of the contract and incurred direct transaction costs related to such asset acquisition of $0.2 million. The agreement also stipulated the establishment of additional milestone payments totaling $3.0 million, of which $2.0 million was deposited into a third-party escrow account in connection with the closing of the transaction. These milestone payments were contingent upon the successful delivery of the source code and the attainment of specific developmental objectives. During the year ended January 31, 2024, we made $1.8 million in milestone payments to the seller. During the year ended January 31, 2025, we made the final $1.0 million of development milestone payments to the seller, and closed the escrow account.

The transaction also provides for additional consideration of up to $5.0 million that is contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026. Of this amount, $2.0 million became guaranteed during the year ended January 31, 2025 as a result of the development milestones outlined above being achieved by the agreed upon dates. The agreement also includes the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the year ended January 31, 2025, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving certain milestones by certain dates. During the three months ended April 30, 2025, we made a $0.7 million payment against the first period earn-out, with the remaining $1.0 million recorded within accrued expenses and other current liabilities as of April 30, 2025. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and intangible assets of the businesses we divested which were removed from our condensed consolidated balance sheets, consisted of the following as of April 30, 2025 and January 31, 2025:

	April 30, 2025
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$477,771	$(435,483)	$42,288
Acquired technology	256,577	(222,349)	34,228
Other	6,040	(6,040)	—
Total intangible assets	$740,388	$(663,872)	$76,516

	January 31, 2025
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$466,959	$(422,067)	$44,892
Acquired technology	250,183	(214,537)	35,646
Other	6,040	(6,040)	—
Total intangible assets	$723,182	$(642,644)	$80,538

Total amortization expense recorded for acquisition-related intangible assets was $5.8 million and $4.4 million for the three months ended April 30, 2025 and 2024, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2026 (remainder of year)	$18,512
2027	20,989
2028	16,036
2029	10,665
2030	6,293
2031 and thereafter	4,021
Total	$76,516

There were no impairments of acquired intangible assets during the three months ended April 30, 2025 and 2024.

Goodwill activity for the three months ended April 30, 2025 was as follows:

(in thousands)	Amount
Three Months Ended April 30, 2025:
Goodwill, gross, at January 31, 2025	$1,442,777
Accumulated impairment losses through January 31, 2025	(56,043)
Goodwill, net, at January 31, 2025	1,386,734
Foreign currency translation	30,389
Business combinations, including adjustments to prior period acquisitions	(81)
Goodwill, net, at April 30, 2025	$1,417,042

Balance at April 30, 2025
Goodwill, gross, at April 30, 2025	$1,473,085
Accumulated impairment losses through April 30, 2025	(56,043)
Goodwill, net, at April 30, 2025	$1,417,042

No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2025.

7.    DEBT

The following table summarizes our debt at April 30, 2025 and January 31, 2025:

	April 30,	January 31,
(in thousands)	2025	2025
2021 Notes	$315,000	$315,000
Revolving Credit Facility	100,000	100,000
Less: unamortized debt discounts and issuance costs	(1,883)	(2,247)
Total debt	413,117	412,753
Less: current maturities	413,117	100,000
Long-term debt	$—	$312,753

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2025, the 2021 Notes were not convertible, and because their stated maturity was within 12 months of April 30, 2025 were included in debt, current on our condensed consolidated balance sheet. As of January 31, 2025, the 2021 Notes were included in long-term debt on our condensed consolidated balance sheet.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of the current portion of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at April 30, 2025.

Based on the closing market price of our common stock on April 30, 2025, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2025, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, 2021, 2023, and 2025, as further described below (as amended, the “Credit Agreement”).

The Credit Agreement initially was comprised of a $425.0 million term loan, and a $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”). During the three months ended April 30, 2021, we repaid $309.0 million of our Term Loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan utilizing proceeds from borrowings under our Prior Revolving Credit Facility.

On March 25, 2025, we entered into an amendment to the Credit Agreement (the “Fifth Amendment”), which extended the expiration date of our revolving credit facility to March 25, 2030, subject to certain conditions as described below, and increased the aggregate borrowing commitments from $300.0 million to $500.0 million (the “Revolving Credit Facility”). As provided in the Fifth Amendment, the Revolving Credit Facility matures on March 25, 2030, provided that from and after January 7, 2026, the maturity date of the Revolving Credit Facility will be accelerated if we do not satisfy a minimum level of liquidity equal to (x) the principal amount outstanding under the 2021 Notes plus (y) $100.0 million (taking into account undrawn capacity under the expanded Revolving Credit Facility) at any time that more than $35.0 million in principal amount remains outstanding (and not cash collateralized) under the 2021 Notes.

Effective March 25, 2025, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable margin therefor or (ii) Term Secured Overnight Financing Rate (“Term SOFR”) plus the applicable margin. The applicable margin is determined based on our Leverage Ratio and ranges from 0.50% to 1.25% for ABR borrowings and from 1.50% to 2.25% for Term SOFR borrowings. Prior to the Fifth Amendment, the applicable margin ranged from 0.25% to 1.25% for ABR borrowings and from 1.25% to 2.25% for Term SOFR borrowings.

Borrowings outstanding under the Revolving Credit Facility were $100.0 million at April 30, 2025 and borrowings outstanding under the Prior Revolving Credit Facility were $100.0 million at January 31, 2025, which is included in debt, current on our condensed consolidated balance sheet. The applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the "Leverage Ratio"). As of April 30, 2025, the interest rate on our Revolving Credit Facility borrowings was 5.82%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of existing debt such as the 2021 Notes.

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

At the time of the Fifth Amendment, there were $0.5 million of unamortized deferred debt issuance costs associated with the Prior Revolving Credit Facility, of which $0.4 million were associated with commitments by lenders that are continuing to provide commitments under the Revolving Credit Facility and therefore continue to be deferred, and which are now being amortized over the term of the new Revolving Credit Facility. The remaining $0.1 million of unamortized deferred debt issuance costs associated with the Prior Revolving Credit Facility were expensed and are included within interest expense on our condensed consolidated statement of operations for the three months ended April 30, 2025. We also incurred $2.0 million of debt modification costs related to the Fifth Amendment, which have been deferred and are being amortized on a straight-line basis over the remaining term of the Revolving Credit Facility.

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement, for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$197
Amortization of deferred debt issuance costs	450	446
Total Interest Expense — 2021 Notes	$647	$643

Borrowings under Credit Agreement:
Interest expense at contractual rates	$1,521	$1,736
Amortization of deferred debt issuance costs	174	172
Losses on early retirements of debt	138	—
Total Interest Expense — Borrowings under Credit Agreement	$1,833	$1,908

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2025 and January 31, 2025:

	April 30,	January 31,
(in thousands)	2025	2025
Raw materials	$7,160	$5,893
Work-in-process	183	208
Finished goods	7,602	8,210
Total inventories	$14,945	$14,311

Other liabilities consisted of the following as of April 30, 2025 and January 31, 2025:

	April 30,	January 31,
(in thousands)	2025	2025
Unrecognized tax benefits, including interest and penalties	$68,027	$68,469
Other	13,084	22,437
Total other liabilities	$81,111	$90,906

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
Foreign currency gains (losses), net	$723	$(537)
Other, net	(227)	39
Total other income (expense), net	$496	$(498)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
Cash paid for interest	$1,952	$2,210
Cash payments of income taxes, net	$5,341	$6,298
Cash payments for operating leases	$2,386	$2,037
Non-cash investing and financing transactions:
Finance leases of property and equipment	$—	$634
Accrued but unpaid purchases of property and equipment	$436	$1,081
Accrued but unpaid purchases of treasury stock	$176	$773
Liabilities for contingent consideration in business combinations and asset acquisitions	$—	$3,397
Excise tax on share repurchases	$305	$250

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

For the three months ended April 30, 2025, we paid $8.0 million of preferred stock dividends, all of which was accrued as of January 31, 2025, and there were $5.3 million of cumulative undeclared and unpaid preferred stock dividends at April 30, 2025. There were no accrued dividends as of April 30, 2025. We reflected $4.0 million and $5.2 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net (loss) income attributable to Verint Systems Inc. common shares, for the three months ended April 30, 2025 and 2024, respectively.

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

As of April 30, 2025, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.6 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.7%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory

Conversion”). As of April 30, 2025, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock or the $50.25 conversion price of the Series B Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of April 30, 2025, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at April 30, 2025 plus accrued and unpaid dividends. As of April 30, 2025, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $2.7 million.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the three months ended April 30, 2025 and 2024. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

Treasury Stock

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from our directors or officers in connection with the vesting of restricted stock or restricted performance stock units to facilitate required income tax withholding by us or the payment of required incomes taxes by such holders. In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related or delivery-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Our stock bonus program contains similar terms. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.

When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

No treasury stock remained outstanding at April 30, 2025 and January 31, 2025, respectively.

Stock Repurchase Programs

On September 4, 2024, we announced that our board of directors had authorized a new stock repurchase program for the period from August 29, 2024 until August 29, 2026, whereby we may repurchase shares of common stock not to exceed, in the aggregate, $200.0 million.

On December 7, 2022, we announced that our board of directors had authorized a stock repurchase program for the period from December 12, 2022 until January 31, 2025, whereby we may repurchase shares of common stock in an amount not to exceed, in the aggregate, $200.0 million during, which was completed during the six months ended July 31, 2024.

During the three months ended April 30, 2025, we repurchased approximately 2,449,000 shares of common stock for a cost of $40.7 million under the new stock repurchase program, with $0.2 million of these repurchases settled in cash in early May 2025. In addition, approximately 83,000 shares were repurchased to facilitate income tax withholding or payments as described above for a cost of $1.3 million. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act (“IRA”). We recognized excise tax of $0.3 million as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the three months ended April 30, 2025. We retired all 2,532,000 shares, reducing common stock and additional paid-in capital, and returned the shares to the status of authorized and unissued share capital.

During the three months ended April 30, 2024, we repurchased and retired 1,234,000 shares of our common stock for a cost of $38.1 million, including excise tax of $0.3 million.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of April 30, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.7%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the three months ended April 30, 2025:

(in thousands)	Unrealized Gains (Losses) on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2025	$117	$(153,056)	$(152,939)
Other comprehensive (loss) income before reclassifications	(86)	34,219	34,133
Amounts reclassified out of accumulated other comprehensive income (loss)	11	—	11
Net other comprehensive (loss) income	(97)	34,219	34,122
Accumulated other comprehensive income (loss) at April 30, 2025	$20	$(118,837)	$(118,817)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations were not material for the three months ended April 30, 2025 and 2024.

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2025, we recorded an income tax provision of $2.6 million on pretax income of $4.5 million, which represented an effective income tax rate of 57.5%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities and the income tax impacts of stock-based compensation, offset by the benefit of certain domestic tax credits and lower statutory rates in certain foreign jurisdictions.

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

We had unrecognized income tax benefits of $75.5 million and $75.9 million (excluding interest and penalties) as of April 30, 2025 and January 31, 2025, respectively, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $9.0 million and $8.9 million at April 30, 2025 and January 31, 2025, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 proposals. We continue to monitor developments and evaluate the impacts of new rules as they are published, including eligibility to qualify for safe harbor rules. Pillar 2 did not have a material impact on our income tax expense for the three months ended April 30, 2025 and 2024.

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2025 and January 31, 2025:

	April 30, 2025
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$28,483	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	249	—	—
Foreign currency forward contracts	—	57	—
Contingent consideration receivable	—	—	2,215
Total assets	$28,732	$57	$2,215
Liabilities:
Foreign currency forward contracts	$—	$32	$—
Contingent consideration — business combinations	—	—	8,159
Total liabilities	$—	$32	$8,159

	January 31, 2025
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$56,019	$—	$—
Foreign currency forward contracts	—	141	—
Contingent consideration receivable	—	—	2,951
Total assets	$56,019	$141	$2,951
Liabilities:
Contingent consideration — business combinations	—	—	22,046
Total liabilities	$—	$—	$22,046

On January 31, 2024, we completed the sale of a service business for manual quality managed services for no upfront cash consideration, with an estimated valuation of $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We engaged a third-party to assist in valuing the contingent consideration, which was valued at $2.2 million as of April 30, 2025, and is included within other assets on our condensed consolidated balance sheets. During the three months ended April 30, 2025 and 2024, we received no contingent consideration payments and recorded charges of $0.7 million and 0.3 million, respectively, for changes in the estimated fair value of this contingent receivable.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
Fair value measurement at beginning of period	$22,046	$3,511
Contingent consideration liabilities recorded for business combinations	—	3,397
Changes in fair values, recorded in operating expenses	(7,696)	(433)
Payments of contingent consideration	(6,388)	(277)
Foreign currency translation and other	197	(16)
Fair value measurement at end of period	$8,159	$6,182

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2025 and 2024.

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. As of April 30, 2025, we utilized discount rates ranging from 4.2% to 7.8%, with a weighted average discount rate of 5.9% for our contingent consideration liabilities and 6.9% to 11.0%, with a weighted average discount rate of 8.7% for our contingent consideration asset. As of January 31, 2025, we utilized discount rates ranging from 4.5% to 6.2%, with a weighted average discount rate of 5.8% for our contingent consideration liabilities and 6.7% to 8.6%, with a weighted average discount rate of 7.4% for our contingent consideration asset.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at April 30, 2025 and the estimated fair value of our Prior Revolving Facility borrowing was approximately $99.0 million at January 31, 2025. The estimated fair value of borrowings under our Revolving Credit Facility and Prior Revolving Credit Facility, as applicable, is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at April 30, 2025 and January 31, 2025 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $300.0 million and $298.0 million at April 30, 2025 and January 31, 2025, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Investments

During the three months ended April 30, 2024, we completed the acquisition of a privately-held company in which we previously held a SAFE investment of approximately $1.7 million. The SAFE agreement entitled us to receive shares upon the company’s qualified equity financing, calculated by dividing the SAFE purchase amount by the Discount Price (as such term is defined in the SAFE), or in a liquidity event, a cash payment equal to the greater of (a) the SAFE purchase amount or (b) the amount payable on the number of shares valued at the Liquidity Price (as such term is defined in the SAFE). The investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and was included within other assets on the consolidated balance sheets as of January 31, 2024. The approximately $1.7 million acquisition date fair value of the SAFE was included in the measurement of the consideration transferred. The company and its results of operations are now consolidated in our condensed consolidated financial statements, and the SAFE investment was removed from our condensed consolidated balance sheet as of April 30, 2024. Please refer to Note 5, “Business Combinations and Asset Acquisitions” for further discussion related to this acquisition.

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $4.7 million as of April 30, 2025 and January 31, 2025. These investments are included within other assets on the condensed consolidated balance sheets. There were no observable price changes in our investments in privately-held companies during the three months ended April 30, 2025 and 2024. We did not recognize any impairments during the three months ended April 30, 2025 and 2024.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.4 million as of April 30, 2025 and January 31, 2025.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments were not material as of April 30, 2025 and January 31, 2025.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statement of operations for the three months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Net losses recognized in AOCL:
Foreign currency forward contracts	$(103)	$(233)

Net gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$13	$33

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at April 30, 2025 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

At our annual meeting of stockholders on June 19, 2025, our stockholders will be asked to consider a proposal to approve Amendment No. 1 to the 2023 Plan. The amendment, if approved, will increase the number of shares available for issuance under the 2023 Plan, adjust the fungibility ratio, and extend the expiration date of the 2023 Plan.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
Cost of revenue — recurring	$445	$549
Cost of revenue — nonrecurring perpetual	22	14
Cost of revenue — nonrecurring professional services and other	(146)	519
Research and development, net	3,093	3,543
Selling, general and administrative	12,053	13,396
Total stock-based compensation expense	$15,467	$18,021

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
Restricted stock units and restricted stock awards	$13,540	$16,508
Stock bonus program and bonus share program	1,888	1,501
Total equity-settled awards	15,428	18,009
Phantom stock units (cash-settled awards)	39	12
Total stock-based compensation expense	$15,467	$18,021

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

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
	2025		2024
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	3,182	$33.64	2,658	$43.29
Granted	2,799	$16.35	2,261	$29.56
Released	(642)	$36.81	(410)	$52.28
Forfeited	(164)	$51.45	(111)	$55.71
Ending balance	5,175	$23.33	4,398	$35.08

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2025, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the three months ended April 30, 2025 and 2024 (these amounts are also included in the Award Activity Table above for 2025 and 2024):

	Three Months Ended April 30,
(in thousands)	2025	2024
Beginning balance	645	532
Granted	471	358
Released	(130)	(160)
Forfeited	(100)	(81)
Ending balance	886	649

Excluding PSUs, we granted 2,328,000 RSUs during the three months ended April 30, 2025.

As of April 30, 2025, there was approximately $97.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

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

For bonuses in respect of the year ended January 31, 2025, our board of directors approved the use of up to 400,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 of these shares of common stock and a discount of 15% approved for awards under our stock bonus program. We currently expect to issue approximately 400,000 shares under the bonus share program, in respect of the year ended January 31, 2025, during the first half of the year ending January 31, 2026. The stock bonus program was not used, and no shares will be issued under this program, in respect of the performance period ended January 31, 2025.

In March 2025, our board of directors approved the use of up to 400,000 shares of common stock in the aggregate under these two programs, with up to 200,000 of these shares of common stock and a discount of 15%, for awards under our stock bonus program for the performance period ending January 31, 2026. Any shares earned under these programs will be issued during the year ending January 31, 2027.

The combined accrued liabilities for these two programs were $11.6 million and $9.7 million at April 30, 2025 and January 31, 2025, respectively.

15.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are a party to various litigation matters and claims that arise from time to time in the ordinary course of business. Based on information currently available, we do not believe that any such current legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations, or liquidity. However, the litigation process is inherently uncertain, and we cannot guarantee a favorable outcome for any matter.

We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined we do not have a material exposure, either individually or in the aggregate.

16.SEGMENT INFORMATION

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker, or CODM, or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM.

We are a pure-play customer engagement company that operates as a single operating and reporting segment as our CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM decides how to allocate resources based on consolidated net income (loss) as shown in our condensed consolidated statement of operations as net income (loss). The measure of segment assets that is reviewed by the CODM is reported on the condensed consolidated balance sheet as total assets. The CODM uses consolidated net income to assess the profitability of the business, in the annual forecasting process, and to monitor period-over-period results to assess performance and make decisions about allocating resources.

The significant expense categories and consolidated net income details provided to the CODM for the three months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Recurring revenue:
Bundled SaaS revenue	$81,257	$65,695
Unbundled SaaS revenue	66,227	75,288
Total SaaS revenue	147,484	140,983
Optional managed services revenue	5,014	5,168
Support revenue	21,125	27,377
Total recurring revenue	173,623	173,528
Nonrecurring perpetual revenue	17,021	24,900
Nonrecurring professional services and other revenue	17,453	22,849
Total revenue	208,097	221,277

Less:
Cost of recurring revenue	42,108	35,923
Cost of nonrecurring perpetual revenue	7,248	8,774
Cost of nonrecurring professional services and other revenue	17,531	17,706
Amortization of acquired technology	2,308	1,358
Total cost of revenue	69,195	63,761

Less:
Employee compensation and related expenses	94,317	88,959
Stock-based compensation expense	15,146	16,939
Amortization of other acquired intangible assets	3,519	3,065
Depreciation expense	3,751	3,596
Other segment items, net (1)	17,097	20,512
Interest expense	2,499	2,591
Interest income	(1,463)	(1,978)
Other expense (income), net	(496)	498
Income tax expense	2,605	7,955
Net income	$1,927	$15,379

(1) Other segment items, net includes business applications and technology infrastructure expenses, contractor expenses, professional fees, sales, advertising, and marketing expenses, travel and entertainment, facility expenses, charges or benefits related to changes in the fair values of contingent consideration obligations associated with business combinations, write-offs of long-lived assets, and general overhead expenses, net of software development costs that are capitalized.

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

The information below summarizes revenue from unaffiliated customers by geographic area for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
Americas:
United States	$138,218	$144,890
Other	5,392	16,369
Total Americas	143,610	161,259
EMEA:
United Kingdom	20,943	21,455
Other	22,112	17,864
Total EMEA	43,055	39,319
APAC	21,432	20,699
Total revenue	$208,097	$221,277

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

Property and equipment, net by geographic area consisted of the following as of April 30, 2025 and January 31, 2025:

	April 30,	January 31,
(in thousands)	2025	2025
United States	$29,783	$33,740
United Kingdom	8,732	6,415
Israel	5,977	5,230
Other countries	3,872	3,323
Total property and equipment, net	$48,364	$48,708

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2025 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Overview

Our Business

Verint is a leader in customer experience (“CX”) automation with a customer base that includes more than 80 of the Fortune 100 companies. The world’s most iconic brands use the Verint Open Platform and our team of AI-powered bots to deliver tangible AI business outcomes across the enterprise. Verint is uniquely positioned to help brands increase CX automation with our differentiated AI-powered Open Platform.

Verint is headquartered in Melville, New York, and has approximately 15 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe.

Impact of Macroeconomic Developments

Our results of operations may be significantly influenced by general macroeconomic and geopolitical conditions, such as recession risks, shifts in government spending, changes in global tariff policies and structures and other trade policies, continued concerns over inflation, elevated interest rates, foreign currency fluctuations, existing and new domestic and foreign laws and regulations, the war in Ukraine, or the war/hostilities between Israel and Hamas or between Israel and Iran or its proxies, all of which are beyond our control.

We believe that these global macroeconomic conditions have impacted customer and partner spending decisions, and have resulted in increased costs. Future impacts on our business and financial results as a result of these conditions are not estimable at this time and depend, in part, on the extent to which these conditions improve or worsen. We will continue to monitor and assess the direct and indirect effects of these macroeconomic and geopolitical developments on our operations, financial condition, and outlook.

See the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended January 31, 2025 for further discussion of the possible impact of these general macroeconomic factors and risks on our business. For additional information on the impact of foreign currency exchange rates, see the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section below.

Key Performance Metric and Trends

The Verint Open Platform is sold on a subscription basis and for the three months ended April 30, 2025, approximately 85% of our revenue came from our subscription business which we measure using Subscription Annual Recurring Revenue (“ARR”).

The following table summarizes our ARR as of the end of each period presented:

	April 30,		% Change
(in thousands)	2025	2024	2025 - 2024
Subscription ARR	$709,992	$668,140	6%

Subscription ARR represents the annualized quarterly run-rate value of our active or signed subscription agreements at the end of the period and is comprised of the ARR calculated for our bundled and unbundled SaaS, support, and optional managed services contracts. A portion of ARR is attributable to subscriptions to our AI and AI-powered solutions, which subscriptions may be recognized as either bundled SaaS revenue or as unbundled SaaS revenue depending on the applicable contract terms.

Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we are required to recognize a significant portion of our unbundled SaaS contracts at a point in time when the software is first made available to the customer, or at the beginning of the subscription term, despite the fact that our contracts typically call for billing these amounts annually or more frequently over the life of the subscription. This point-in-time recognition of a portion of our recurring revenue creates significant variability in the revenue recognized period to period based on the timing of the subscription start date and the subscription term and can create a significant difference between the timing of our revenue recognition and the actual customer billing under the contract. For unbundled SaaS contracts, the amount included is generally consistent with the amount that we invoice the customer annually for the term-based license transaction. In the case of acquired contracts that allow for early termination, ARR reflects the annualized amount of committed contracts in the first quarter and then proportionally increases to the remaining amount of annualized ARR in the subsequent three quarters during the first year post acquisition. In cases where SaaS is offered to partners through usage-based contracts, we include the incremental value of usage contracts over a rolling four quarters.

We use ARR to measure the underlying performance of our subscription-based contracts as it normalizes the impact of seasonality, contract duration, and subscription mix (bundled versus unbundled), offering a more consistent view of our underlying business regardless of when revenue is recognized. ARR also provides a more consistent view of cash generation, as it better aligns with our billing cycles and future cash flow generation. ARR should be viewed independently of revenue, and does not represent our revenue under ASC 606 on an annualized basis, as it is an operating metric that is impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for forecasts of revenue and does not include revenue reported as nonrecurring revenue in our condensed consolidated statement of operations. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. Investors should consider our ARR operating measure only in conjunction with our GAAP financial results.

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

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2025 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2025, and include the following:

•Revenue recognition;
•Accounting for business combinations;
•Goodwill and other acquired intangible assets;
•Income taxes; and
•Accounting for stock-based compensation.

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2025.

Results of Operations

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

Subscription Mix

Our revenue recognition practices vary based on our delivery models. For bundled SaaS subscriptions, we recognize revenue ratably over the contract term, creating a more predictable revenue stream from these arrangements. Much of our reported bundled SaaS revenue in any period stems from customer agreements initiated in prior periods. In contrast, a substantial portion of our unbundled SaaS revenue is recognized upfront upon delivery of the license keys, or when the license term commences, if later, which can create significant period-to-period variability in our reported revenue. This timing difference means increases or decreases in new bundled SaaS sales may not immediately impact reported revenue, while unbundled SaaS contracts create more immediate revenue effects. The timing of multi-year unbundled SaaS renewals can create additional revenue variability. When customers renew unbundled SaaS subscriptions for multiple years, we recognize significantly more revenue upfront compared to one-year renewals. Consequently, periods with higher concentrations of multi-year unbundled SaaS renewals will show elevated revenue recognition, while subsequent periods may reflect comparative decreases even with consistent underlying business performance. Despite these timing differences in revenue recognition, our cash flow patterns remain relatively consistent. Customer billings for both bundled and unbundled SaaS offerings typically follow similar annual billing cycles. To provide investors with greater visibility into our business performance beyond these timing differences, we focus on ARR as a key performance metric as described above.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands, except per share data)	2025	2024
Revenue	$208,097	$221,277
Operating income	$5,072	$24,445
Net (loss) income attributable to Verint Systems Inc. common shares	$(2,378)	$10,041
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.04)	$0.16
Diluted	$(0.04)	$0.16

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Our revenue decreased approximately $13.2 million, from $221.3 million in the three months ended April 30, 2024 to $208.1 million in the three months ended April 30, 2025. The decrease consisted of a $7.9 million decrease in nonrecurring perpetual revenue and a $5.4 million decrease in nonrecurring professional services and other revenue, partially offset by a $0.1 million increase in recurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 69%, 21%, and 10% of our total revenue, respectively, in the three months ended April 30, 2025, compared to approximately 73%, 18%, and 9%, respectively, in the three months ended April 30, 2024. Further details of changes in revenue are provided below.

We reported operating income of $5.1 million in the three months ended April 30, 2025 compared to operating income of $24.4 million in the three months ended April 30, 2024. The decrease in operating income was primarily due to an $18.6 million decrease in gross profit, from $157.5 million to $138.9 million and a $0.7 million increase in operating expenses, from $133.1 million to $133.8 million. The increase in operating expenses consisted of a $3.9 million increase in net research and development expenses and a $0.4 million increase in amortization of other acquired intangible assets, partially offset by a $3.6 million decrease in selling, general and administrative expense. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $2.4 million and diluted net loss per common share was $0.04 in the three months ended April 30, 2025 compared to net income attributable to Verint Systems Inc. common shares of $10.0 million and diluted net income per common share of $0.16 in the three months ended April 30, 2024. The decrease in net income attributable to Verint Systems Inc. common shares in the three months ended April 30, 2025 was primarily due to a $19.4 million decrease in operating income as described above and a $0.2 million increase in net income attributable to our noncontrolling interest, partially offset by an $5.4 million decrease in our provision for income taxes, a $1.2 million decrease in dividends on preferred stock, and a $0.6 million decrease in total other expense, net. Further details of these changes are provided below.

We employed approximately 3,700 employees plus a few hundred contractors as of April 30, 2025 and 2024.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.

When comparing average exchange rates for the three months ended April 30, 2025 to average exchange rates for the three months ended April 30, 2024, the U.S. dollar strengthened relative to the Australian dollar, the Indian rupee, and the Brazilian real, and weakened relative to the British pound sterling, resulting in an overall increase in our revenue and decrease in our expenses on a U.S. dollar-denominated basis. For the three months ended April 30, 2025, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2024, our revenue would have been approximately $0.1 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $0.1 million higher, which would have resulted in a $0.2 million decrease in our operating income.

Revenue

We derive and report our revenue in three categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, hosting services, optional managed services, initial and renewal support revenue, and product warranties, (b) nonrecurring perpetual revenue, which primarily consists of perpetual licenses and hardware, and (c) nonrecurring professional services and other revenue, which consists primarily of installation services, business advisory consulting and training services, and patent royalties.

The following table sets forth revenue by category for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		% Change
(in thousands)	2025	2024	2025-2024
Recurring revenue
Bundled SaaS revenue	$81,257	$65,695	24%
Unbundled SaaS revenue	66,227	75,288	(12)%
Total SaaS revenue	147,484	140,983	5%
Optional managed services revenue	5,014	5,168	(3)%
Support revenue	21,125	27,377	(23)%
Total recurring revenue	173,623	173,528	—%
Nonrecurring perpetual revenue	17,021	24,900	(32)%
Nonrecurring professional services and other revenue	17,453	22,849	(24)%
Total revenue	$208,097	$221,277	(6)%
Recurring Revenue

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Recurring revenue increased approximately $0.1 million, from $173.5 million in the three months ended April 30, 2024 to $173.6 million in the three months ended April 30, 2025. The increase consisted of a $6.5 million increase in SaaS revenue, partially offset by a $6.3 million decrease in support revenue and a $0.1 million decrease in optional managed services revenue. The increase in SaaS revenue was due to an increase in bundled SaaS revenue, partially offset by a decrease in unbundled SaaS revenue. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The decrease in unbundled SaaS revenue was primarily due to a decrease in conversion transactions and a lower volume of renewals scheduled for the current period. The decrease in support revenue was primarily due to customers migrating to our bundled and unbundled SaaS solutions and customer attrition. Approximately 50% of the support revenue decline was directly attributable to these SaaS transitions. We anticipate a more moderate pace of support conversions going forward as we have largely completed transitioning our customer base from a perpetual license model to recurring SaaS subscriptions.

We expect our revenue mix to continue to shift to our SaaS offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises solutions. Customer subscriptions to the Verint Open Platform may be recognized as either bundled SaaS revenue or as unbundled SaaS revenue depending on the applicable contract terms.

Nonrecurring Perpetual Revenue

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Nonrecurring perpetual revenue decreased approximately $7.9 million, or 32%, from $24.9 million in the three months ended April 30, 2024 to $17.0 million in the three months ended April 30, 2025. The decrease in perpetual revenue was primarily due to reduced demand for our offerings that include hardware with embedded software, we believe driven by short-term macroeconomic uncertainty and a continued shift in spending by our customers towards our SaaS solutions.

Nonrecurring Professional Services and Other Revenue

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Nonrecurring professional services and other revenue decreased approximately $5.3 million, or 24%, from $22.8 million in the three months ended April 30, 2024 to $17.5 million in the three months ended April 30, 2025. The decrease in professional services and other revenue was primarily attributable to a decline in implementation services as a result of the overall shift in our business to a recurring SaaS subscription model, and a decrease in patent royalty revenue primarily due to no further royalties being earned under a royalty agreement.

Cost of Revenue

The following table sets forth the cost of revenue by recurring, nonrecurring perpetual, and nonrecurring professional services and other, as well as amortization of acquired technology for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		% Change
(in thousands)	2025	2024	2025-2024
Cost of recurring revenue	$42,108	$35,923	17%
Cost of nonrecurring perpetual revenue	7,248	8,774	(17)%
Cost of nonrecurring professional services and other revenue	17,531	17,706	(1)%
Amortization of acquired technology	2,308	1,358	70%
Total cost of revenue	$69,195	$63,761	9%

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

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Cost of recurring revenue increased approximately $6.2 million, or 17%, from $35.9 million in the three months ended April 30, 2024 to $42.1 million in the three months ended April 30, 2025. The increase was primarily due to an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base, and an increase in employee compensation and related expenses primarily due to one-time employee severance and related charges. Our recurring revenue gross margins decreased from 79% in the three months ended April 30, 2024 to 76% in the three months ended April 30, 2025, primarily driven by a shift in our SaaS revenue mix from unbundled to bundled, and an increase in recurring costs as described above.

Cost of Nonrecurring Perpetual Revenue

Cost of nonrecurring perpetual revenue primarily consists of hardware material costs, employee compensation and related expenses, freight and shipping costs, and royalties due to third parties for software components that are embedded in our on-premises software solutions. Cost of nonrecurring perpetual revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses.

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Cost of nonrecurring perpetual revenue decreased approximately $1.6 million, or 17%, from $8.8 million in the three months ended April 30, 2024 to $7.2 million in the three months ended April 30, 2025. The decrease was primarily attributable to a corresponding decrease in nonrecurring perpetual revenue as described above. Our nonrecurring perpetual gross margins decreased from 65% in the three months ended April 30, 2024 to 57% in the three months ended April 30, 2025, primarily driven by a reduction in nonrecurring perpetual revenue.

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

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Cost of nonrecurring professional services and other revenue decreased approximately $0.2 million, or 1%, from $17.7 million in the three months ended April 30, 2024 to $17.5 million in the three months ended April 30, 2025. Our nonrecurring professional services and other gross margins decreased from 23% in the three months ended April 30, 2024 to 0% in the three months ended April 30, 2025, primarily due to nonrecurring professional services and other revenue decreasing at a faster rate than nonrecurring professional services and other costs driven by reduced implementation services and a decrease in patent royalty revenue as described above.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Amortization of acquired technology increased approximately $0.9 million, or 70%, from $1.4 million in the three months ended April 30, 2024 to $2.3 million in the three months ended April 30, 2025. The increase was attributable to amortization expense associated with acquired technology intangible assets from recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Asset Acquisitions” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

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

The following table sets forth R&D for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		% Change
(in thousands)	2025	2024	2025-2024
Research and development, net	$40,641	$36,730	11%

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. R&D increased approximately $3.9 million, or 11%, from $36.7 million in the three months ended April 30, 2024 to $40.6 million in the three months ended April 30, 2025. This increase was primarily attributable to a $4.3 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount and one-time employee severance and related charges, and a $1.6 million increase in cloud-based R&D infrastructure costs primarily attributable to a shift from on-premises to cloud R&D labs for development teams supporting R&D and product development, partially offset by a $1.7 million benefit from the reversal of consideration payable under an acquisition related key employee incentive plan as the achievement of the underlying performance criteria is no longer probable.

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

The following table sets forth SG&A for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		% Change
(in thousands)	2025	2024	2025-2024
Selling, general and administrative	$89,670	$93,276	(4)%

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. SG&A decreased approximately $3.6 million, or 4%, from $93.3 million in the three months ended April 30, 2024 to $89.7 million in the three months ended April 30, 2025. This decrease was primarily due to a $7.0 million benefit due to a change in the fair value of our obligations under contingent consideration arrangements as a result of revised outlooks related to a recent acquisition, and a $1.8 million benefit from the reversal of consideration payable under an acquisition related key employee incentive plan as the achievement of the underlying performance criteria is no longer probable, partially offset by an increase of $4.6 million in employee compensation and related expenses primarily due to an increase in headcount supporting SG&A activities and one-time employee severance and related charges.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations.

The following table sets forth the amortization of other acquired intangible assets for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		% Change
(in thousands)	2025	2024	2025-2024
Amortization of other acquired intangible assets	$3,519	$3,065	15%

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Amortization of other acquired intangible assets increased approximately $0.4 million, or 15%, from $3.1 million in the three months ended April 30, 2024 to $3.5 million in the three months ended April 30, 2025. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Asset Acquisitions” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		% Change
(in thousands)	2025	2024	2025-2024
Interest income	$1,463	$1,978	(26)%
Interest expense	(2,499)	(2,591)	(4)%
Other income (expense):
Foreign currency gains (losses), net	723	(537)	*
Other, net	(227)	39	*
Total other income (expense), net	496	(498)	(200)%
Total other expense, net	$(540)	$(1,111)	(51)%

* Percentage is not meaningful.

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Total other expense, net, decreased by $0.6 million from $1.1 million in the three months ended April 30, 2024 to $0.5 million in the three months ended April 30, 2025.

Interest income decreased from $2.0 million in the three months ended April 30, 2024 to $1.5 million in the three months ended April 30, 2025 due to lower average balances in money market fund investments, which are included in cash and cash equivalents.

Interest expense decreased to $2.5 million in the three months ended April 30, 2025 from $2.6 million in the three months ended April 30, 2024 primarily due to lower interest rates on borrowings under the revolving credit facility. Further discussion regarding our borrowings appears under “Financing Arrangements” below and in Note 7, “Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.7 million of net foreign currency gains in the three months ended April 30, 2025, and $0.5 million of net foreign currency losses during the three months ended April 30, 2024. Our foreign currency gains in the current period were primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the Mexican peso, the Brazilian real, and the Australian dollar.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		% Change
(in thousands)	2025	2024	2025-2024
Provision for income taxes	$2,605	$7,955	(67)%

Three Months Ended April 30, 2025 compared to Three Months Ended April 30, 2024. Our effective income tax rate was 57.5% for the three months ended April 30, 2025, compared to an effective income tax rate of 34.1% for the three months ended April 30, 2024.

For the three months ended April 30, 2025, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities and the income tax impacts of stock-based compensation, offset by the benefit of certain domestic tax credits and lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $2.6 million on pretax income of $4.5 million, which represented an effective income tax rate of 57.5%.

For the three months ended April 30, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $8.0 million on pretax income of $23.3 million, which represented an effective income tax rate of 34.1%.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts of new rules as they are published, including eligibility to qualify for safe harbor rules. Pillar 2 did not have a material impact on our income tax expense for the three months ended April 30, 2025 and 2024.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On May 7, 2020, an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) with an initial conversion price of $53.50 per share. Following the spin-off (the “Spin-Off) of Cognyte Software Ltd., whose business and operations consist of our former Cyber Intelligence Solutions business, the Series A Preferred Stock conversion price was adjusted to $36.38 per share. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock”), which is convertible at a conversion price of $50.25 per share. As of April 30, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.7%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business combinations and asset acquisitions, including approximately $9.2 million of net cash expended for business combinations and asset acquisitions during the three months ended April 30, 2024. There were no business combinations or asset acquisitions during the three months ended April 30, 2025. Please refer to Note 5, “Business Combinations and Asset Acquisitions”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations and asset acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. We will need to either refinance or repay all of the debt under our 2021 Notes within the next year. This refinancing may include utilizing our Revolving Credit Facility, along with other available sources of cash, to repay some or all of the 2021 Notes.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $149.9 million and $156.2 million as of April 30, 2025 and January 31, 2025, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of April 30, 2025, and withholding taxes of $4.2 million accrued as of January 31, 2025 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2025 and January 31, 2025:

	April 30,	January 31,
(in thousands)	2025	2025
Cash and cash equivalents	$180,870	$215,707
Short-term investments	449	1,344
Total cash, cash equivalents, and short-term investments	$181,319	$217,051
Total debt, including current portions	$413,117	$412,753

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

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$26,323	$60,717
Net cash used in investing activities	(5,421)	(14,135)
Net cash used in financing activities	(58,883)	(50,737)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,144	(848)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(34,837)	$(5,003)

Our financing activities used $58.9 million of net cash and our investing activities used $5.4 million of net cash during the three months ended April 30, 2025, which was partially offset by $26.3 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $26.3 million of net cash during the three months ended April 30, 2025, compared to $60.7 million generated during the three months ended April 30, 2024. Our operating cash flow in the current period decreased primarily due to lower net income adjusted for non-cash expenses as a result of lower operating income, the timing of customer collections, and the collection of a long-standing foreign withholding tax receivable in the prior period.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the three months ended April 30, 2025, our investing activities used $5.4 million of net cash, consisting primarily of $6.0 million of payments for property, equipment and capitalized software development, and $0.3 million of net cash utilized for business combinations and asset acquisitions, partially offset by $0.9 million of net proceeds from maturities of short-term investments.

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

We had no significant commitments for capital expenditures at April 30, 2025.

Net Cash Used in Financing Activities

For the three months ended April 30, 2025, our financing activities used $58.9 million of net cash, consisting primarily of $41.8 million of payments to repurchase common stock, $8.0 million of payments of Preferred Stock dividends, $6.8 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.2 million paid for debt-related issuance fees, and $0.3 million of finance lease payments and other financing obligations, partially offset by $0.2 million of cash received related to the sale of an insignificant product line in March 2023.

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

Liquidity and Capital Resources Requirements

On March 25, 2025, we entered into an amendment to the Credit Agreement (the “Fifth Amendment”), which extends the maturity date of our revolving credit facility to March 25, 2030, subject to certain conditions described below and increases the aggregate borrowing commitments from $300.0 million to $500.0 million (the “Revolving Credit Facility”). Based on past performance and current expectations, we believe that our cash, cash equivalents, and short-term investments, together with cash generated from operations and access to our Revolving Credit Facility, will be sufficient to meet anticipated operating costs, required payments of principal and interest, dividends on Preferred Stock, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months from the issuance of our condensed consolidated financial statements. Currently, we have no plans to pay any cash dividends on our common stock, which are subject to certain restrictions under our Credit Agreement (as defined below).

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

During the year ended January 31, 2025, we repurchased approximately 1,701,000 shares of our common stock for a cost of $52.9 million under the prior stock repurchase program, approximately 689,000 shares of common stock for a cost of $18.7 million under the new stock repurchase program. We also repurchased approximately 25,000 shares for a cost of $0.7 million to facilitate income tax withholding or tax payments. During the three months ended April 30, 2025, we repurchased approximately 2,449,000 shares of common stock for a cost of $40.7 million under the new stock repurchase program, with $0.2 million of these repurchases settled in cash in early May 2025. We also repurchased approximately 83,000 shares to facilitate income tax withholding or payments as described above for a cost of $1.3 million.

Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act (“IRA”). We recognized excise tax of $0.3 million as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the three months ended April 30, 2025.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes are convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of April 30, 2025, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on April 30, 2025, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of April 30, 2025, no Capped Calls have been exercised.

Pursuant to their terms, the Capped Calls qualify for classification within stockholders’ equity, and their fair value is not remeasured and adjusted, as long as they continue to qualify for stockholders’ equity classification. We paid approximately $41.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital.

Credit Agreement

On June 29, 2017, we entered into a credit agreement with certain lenders and terminated a prior credit agreement. The credit agreement was amended in 2018, 2020, 2021, 2023, and 2025, as further described below (as amended, the “Credit Agreement”).

The Credit Agreement initially was comprised of a $425.0 million term loan that was fully repaid, and a $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”). During the three months ended April 30, 2021, we repaid $309.0 million of our Term Loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our Term Loan utilizing proceeds from borrowings under our Prior Revolving Credit Facility.

On March 25, 2025, we entered into the Fifth Amendment, which extends the maturity date of our revolving credit facility to March 25, 2030, subject to certain conditions as discussed below, and increases the aggregate borrowing commitments from $300.0 million to $500.0 million. Effective March 25, 2025, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR, plus the applicable margin therefor or (ii) Term Secured Overnight Financing Rate (“Term SOFR”) plus the applicable margin. The applicable margin is determined based on our Leverage Ratio and ranges from 0.50% to 1.25% for ABR borrowings and from 1.50% to 2.25% for Term SOFR borrowings. As provided in the Fifth Amendment, the Revolving Credit Facility matures on March 25, 2030, provided that from and after January 7, 2026, the maturity date of the Revolving Credit Facility will be accelerated if we do not satisfy a minimum level of liquidity equal to (x) the principal amount outstanding under the 2021 Notes plus (y) $100.0 million (taking into account undrawn capacity under the expanded Revolving Credit Facility) at any time that more than $35.0 million in principal amount remains outstanding (and not cash collateralized) under the 2021 Notes.

As of April 30, 2025, the $100.0 million in borrowings under the Revolving Credit Facility, and as of January 31, 2025, the $100.0 million in borrowings under the Prior Revolving Credit Facility, were included in debt, current on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of April 30, 2025, the interest rate on our Revolving Credit Facility borrowings was 5.82%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility generally requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. The Credit Agreement further provides that, upon consummation of a Permitted Acquisition (as defined in the Credit Agreement) for consideration in an aggregate amount equal to or greater than $100.0 million, we may increase the Leverage Ratio to 5.0 to 1 during the quarter in which the Permitted Acquisition is consummated or, at our election, the immediately following fiscal quarter, and for each of the three succeeding fiscal quarters, subject to the restrictions described in the Credit Agreement. At April 30, 2025, our Leverage Ratio was approximately 1.0 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of current debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of April 30, 2025, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2025. For additional information regarding our leases, debt and our commitments and contingencies, see Note 15, “Leases”, in the Form 10-K and Note 7, “Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of April 30, 2025, our total operating lease liabilities were $34.7 million, of which $5.7 million is included within accrued expenses and other current liabilities (current portions), and $29.0 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets.

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

Our condensed consolidated balance sheet at April 30, 2025 included $68.0 million of non-current tax reserves (including interest and penalties of $9.0 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations and Asset Acquisitions

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2025, we made $6.4 million of payments under contingent consideration arrangements. As of April 30, 2025, potential future cash payments under contingent consideration arrangements totaled $48.1 million, the estimated fair value of which was $8.2 million, of which $5.6 million was recorded within accrued expenses and other current liabilities, and $2.6 million was recorded within other liabilities. The performance periods associated with these potential payments extend through October 2027.

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and provides for additional consideration contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the year ended January 31, 2025, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving certain milestones by certain dates. During the three months ended April 30, 2025, we made a $0.7 million payment against the first period earn-out, with the remaining $1.0 million recorded within accrued expenses and other current liabilities as of April 30, 2025.

Refer to Note 5, “Business Combinations and Asset Acquisitions” to our condensed consolidated financial statements included under Part I, Item 1 of this report for further details.

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

Interest rates on loans under the Credit Agreement are based on either: (i) the ABR, plus the applicable rate margin therefor or (ii) Term SOFR, plus the applicable margin therefor. Prior to the Fifth Amendment, the applicable margin ranged from 0.25% to 1.25% for ABR borrowings and from 1.25% to 2.25% for Term SOFR borrowings. Under the Fifth Amendment, the applicable margin ranges from 0.50% to 1.25% for ABR borrowings and from 1.50% to 2.25% for Term SOFR borrowings.

For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA leverage ratio. As of April 30, 2025, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 5.82%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Inflation Risk

We believe that current macroeconomic factors, including among other things, high prices due to inflation and changes in the interest rate environment, are impacting customer and partner spending decisions. Given the current macroeconomic environment, we continue to look for ways to manage our costs and mitigate any changes in our customers’ purchasing behavior that may occur due to these or other factors. If our costs, in particular labor, sales and marketing, and cloud hosting costs, become subject to sustained or increased inflationary pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2025 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Our exposure to market risk has not changed materially during the three months ended April 30, 2025, other than as described above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2025. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2025. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

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

During the three months ended April 30, 2025, we repurchased approximately 2,449,000 shares of our common stock during the period for a cost of $40.7 million under the new stock repurchase program and approximately 83,000 shares of common stock to facilitate income tax withholding or payments as described above for a cost $1.3 million, excluding an excise tax of $0.3 million.

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

Share repurchase activity during the three months ended April 30, 2025 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1, 2025 - February 28, 2025	—	$—	—	$181,317
March 1, 2025 - March 31, 2025	—	—	—	181,317
April 1, 2025 - April 30, 2025	2,532,576	16.57	2,449,424	140,641
	2,532,576	$16.57	2,449,424	$140,641

(1) Represents the approximate weighted-average price paid per share and excludes excise tax.

The average price per share and aggregate cost amounts disclosed above do not include the cost of commissions or the excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended April 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2025:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1
Fifth Amendment, dated March 25, 2025, to the Credit Agreement, dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent*
Form 8-K filed on March 25, 2025
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

(*)    Certain exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verint Systems Inc.

June 4, 2025	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)