Form 10-Q
period 2025-07-31
VERINT SYSTEMS INC
filed 2025-09-02
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2025
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

There were 60,333,678 shares of the registrant’s common stock outstanding on August 15, 2025.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•the ability of the parties to consummate the Merger (as defined herein) in a timely manner or at all;
•the satisfaction (or waiver) of closing conditions to the consummation of the Merger, including the receipt of certain regulatory approvals and approval by our stockholders;
•potential delays in consummating the Merger;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement (as defined herein), including in circumstances that require us to pay the Company Termination Fee (as defined in the Merger Agreement);
•significant transaction costs associated with the Merger;
•potential litigation relating to the Merger;
•the risk that disruptions from the Merger will harm our business, including current plans and operations (including risks related to diverting management’s attention from our ongoing business operations);
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
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
•risks that our customers or partners delay, downsize, cancel, or refrain from placing orders or renewing subscriptions or contracts, or are unable to honor contractual commitments or payment obligations due to challenges or uncertainties in their budgets, headcount, liquidity, businesses, strategies, priorities, or operations;
•risks associated with our ability to keep pace with or respond to technological advances, such as the advancement and proliferation of artificial intelligence (“AI”) and evolving industry standards and challenges, including: achieving, demonstrating, and maintaining the competitive differentiation of our solution platform; adapting to changing market potential from area to area within our markets; and successfully developing, launching, executing and driving demand for new and enhanced, innovative, high-quality products and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;
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
•risks associated with our significant international operations, including exposure to regions subject to political or economic instability or hostilities, fluctuations in foreign exchange rates, inflation, increased financial accounting, tax, and reporting burdens and complexities, and challenges associated with a significant portion of our cash being held overseas;
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

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2025 and in the “Risk Factors” section in Part II, Item 1A, of this report. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Important Information and Where to Find It

This document may be deemed to be solicitation material in respect of the transaction between Verint, Parent and Merger Sub (each as defined herein). Verint expects to announce a special meeting of stockholders as soon as practicable to obtain stockholder approval of the proposed transaction. In connection with the transaction, Verint intends to file relevant materials with the Securities and Exchange Commission (the “SEC”), including a proxy statement in preliminary and definitive form. INVESTORS ARE URGED TO READ ALL RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE PROXY STATEMENT, CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE TRANSACTION AND THE PARTIES TO THE TRANSACTION. Investors may obtain a free copy of these materials (when they are available) and other documents filed by Verint with the SEC at the SEC’s website at www.sec.gov, at Verint’s website at www.verint.com or by sending a written request to Verint in care of the Corporate Secretary, at Verint Systems Inc., 225 Broadhollow Road, Melville, New York 11747.

Participants in the Solicitation

The directors and executive officers of Verint, and other persons, may be deemed to be participants in the solicitation of proxies in respect of the transaction. Information regarding Verint’s directors and executive officers is available in Verint’s definitive proxy statement filed with the SEC on May 8, 2025 in connection with Verint’s 2025 annual meeting of stockholders. This document can be obtained free of charge from the sources indicated above. Other information regarding persons who may be deemed participants in the solicitation of proxies and a description of their interests, by security holdings or otherwise, will be included in the proxy statement relating to the transaction (when available) and other relevant materials to be filed with the SEC.

Part I

Item 1.   Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2025	2025
Assets
Current Assets:
Cash and cash equivalents	$174,968	$215,707
Short-term investments	434	1,344
Accounts receivable, net of allowance for credit losses of $1.8 million and $1.8 million, respectively	153,733	203,113
Contract assets, net	88,257	91,605
Inventories	14,877	14,311
Prepaid expenses and other current assets	66,937	52,692
Total current assets	499,206	578,772
Property and equipment, net	46,726	48,708
Operating lease right-of-use assets, net	28,654	27,337
Goodwill	1,413,859	1,386,734
Intangible assets, net	70,423	80,538
Other assets	173,020	167,960
Total assets	$2,231,888	$2,290,049

Liabilities, Temporary Equity, and Stockholders' Equity
Current Liabilities:
Accounts payable	$23,406	$25,457
Accrued expenses and other current liabilities	114,295	138,187
Debt, current	413,536	100,000
Contract liabilities	221,738	255,039
Total current liabilities	772,975	518,683
Long-term debt	—	312,753
Long-term contract liabilities	12,185	13,018
Operating lease liabilities	30,453	29,094
Other liabilities	80,834	90,906
Total liabilities	896,447	964,454
Commitments and Contingencies
Temporary Equity:
Preferred Stock — $0.001 par value; authorized 2,207,000 shares
Series A Preferred Stock; 200,000 shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively; aggregate liquidation preference and redemption value of $200,667 and $204,667 at July 31, 2025 and January 31, 2025, respectively.	200,628	200,628
Series B Preferred Stock; 200,000 shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively; aggregate liquidation preference and redemption value of $200,667 and $204,667 at July 31, 2025 and January 31, 2025, respectively.	235,693	235,693
Total temporary equity	436,321	436,321
Stockholders' Equity:
Common stock — $0.001 par value; authorized 240,000,000 shares; issued 60,389,000 and 62,135,000 shares; outstanding 60,389,000 and 62,135,000 shares at July 31, 2025 and January 31, 2025, respectively.	60	62
Additional paid-in capital	968,427	981,862
Retained earnings	49,798	57,864
Accumulated other comprehensive loss	(121,945)	(152,939)
Total Verint Systems Inc. stockholders' equity	896,340	886,849
Noncontrolling interest	2,780	2,425
Total stockholders' equity	899,120	889,274
Total liabilities, temporary equity, and stockholders' equity	$2,231,888	$2,290,049

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue:
Recurring	$165,521	$163,229	$339,144	$336,757
Nonrecurring perpetual	22,873	23,834	39,894	48,734
Nonrecurring professional services and other	19,613	23,107	37,066	45,956
Total revenue	208,007	210,170	416,104	431,447
Cost of revenue:
Recurring	39,077	36,303	81,185	72,226
Nonrecurring perpetual	9,712	8,834	16,960	17,608
Nonrecurring professional services and other	16,299	17,966	33,830	35,672
Amortization of acquired technology	2,368	1,641	4,676	2,999
Total cost of revenue	67,456	64,744	136,651	128,505
Gross profit	140,551	145,426	279,453	302,942
Operating expenses:
Research and development, net	39,099	35,358	79,740	72,088
Selling, general and administrative	94,540	93,178	184,210	186,454
Amortization of other acquired intangible assets	3,563	3,020	7,082	6,085
Total operating expenses	137,202	131,556	271,032	264,627
Operating income	3,349	13,870	8,421	38,315
Other income (expense), net:
Interest income	1,179	1,596	2,642	3,574
Interest expense	(2,337)	(2,593)	(4,836)	(5,184)
Other expense, net	(900)	(2,896)	(404)	(3,394)
Total other expense, net	(2,058)	(3,893)	(2,598)	(5,004)
Income before provision for income taxes	1,291	9,977	5,823	33,311
Provision for income taxes	2,671	4,254	5,276	12,209
Net (loss) income	(1,380)	5,723	547	21,102
Net income attributable to noncontrolling interests	308	192	613	330
Net (loss) income attributable to Verint Systems Inc.	(1,688)	5,531	(66)	20,772
Dividends on preferred stock	(4,000)	(4,080)	(8,000)	(9,280)
Net (loss) income attributable to Verint Systems Inc. common shares	$(5,688)	$1,451	$(8,066)	$11,492

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.09)	$0.02	$(0.13)	$0.19
Diluted	$(0.09)	$0.02	$(0.13)	$0.18

Weighted-average common shares outstanding:
Basic	60,308	61,864	61,093	62,093
Diluted	60,308	62,631	61,093	62,732

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(1,380)	$5,723	$547	$21,102
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(3,315)	12,721	30,904	5,661
Net increase (decrease) from foreign exchange contracts designated as hedges	225	(61)	109	(327)
(Provision for) benefit from income taxes on net increase (decrease) from foreign exchange contracts designated as hedges	(38)	9	(19)	56
Other comprehensive (loss) income	(3,128)	12,669	30,994	5,390
Comprehensive (loss) income	(4,508)	18,392	31,541	26,492
Comprehensive income attributable to noncontrolling interests	308	192	613	330
Comprehensive (loss) income attributable to Verint Systems Inc.	$(4,816)	$18,200	$30,928	$26,162

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders’ Equity		Total Stockholders’ Equity
(in thousands)	Shares	Par Value					Non-controlling Interests
Balances as of January 31, 2025	62,135	$62	$981,862	$57,864	$(152,939)	$886,849	$2,425	$889,274
Net income	—	—	—	1,622	—	1,622	305	1,927
Other comprehensive income	—	—	—	—	34,122	34,122	—	34,122
Stock-based compensation — equity-classified awards	—	—	13,540	—	—	13,540	—	13,540
Common stock issued for stock awards and stock bonuses	645	—	—	—	—	—	—	—
Common stock repurchased and retired	(2,532)	(2)	(42,322)	—	—	(42,324)	—	(42,324)
Distribution to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Balances as of April 30, 2025	60,248	$60	$953,080	$59,486	$(118,817)	$893,809	$2,717	$896,526
Net (loss) income	—	—	—	(1,688)	—	(1,688)	308	(1,380)
Other comprehensive loss	—	—	—	—	(3,128)	(3,128)	—	(3,128)
Stock-based compensation — equity-classified awards	—	—	14,345	—	—	14,345	—	14,345
Common stock issued for stock awards and stock bonuses	637	—	10,143	—	—	10,143	—	10,143
Common stock repurchased and retired	(496)	—	(9,141)	—	—	(9,141)	—	(9,141)
Preferred stock dividends	—	—	—	(8,000)	—	(8,000)	—	(8,000)
Distribution to noncontrolling interest	—	—	—	—	—	—	(245)	(245)
Balances as of July 31, 2025	60,389	$60	$968,427	$49,798	$(121,945)	$896,340	$2,780	$899,120

Balances as of January 31, 2024	62,738	$63	$979,671	$(6,723)	$(142,962)	$830,049	$2,617	$832,666
Net income	—	—	—	15,241	—	15,241	138	15,379
Other comprehensive loss	—	—	—	—	(7,279)	(7,279)	—	(7,279)
Stock-based compensation — equity-classified awards	—	—	16,508	—	—	16,508	—	16,508
Common stock issued for stock awards and stock bonuses	410	—	—	—	—	—	—	—
Common stock repurchased and retired	(1,234)	(1)	(38,117)	—	—	(38,118)	—	(38,118)
Distribution to noncontrolling interest	—	—	—	—	—	—	(245)	(245)
Balances as of April 30, 2024	61,914	62	958,062	8,518	(150,241)	816,401	2,510	818,911
Net income	—	—	—	5,531	—	5,531	192	5,723
Other comprehensive income	—	—	—	—	12,669	12,669	—	12,669
Stock-based compensation — equity-classified awards	—	—	20,172	—	—	20,172	—	20,172
Common stock issued for stock awards and stock bonuses	559	—	5,939	—	—	5,939	—	5,939
Common stock repurchased and retired	(467)	—	(14,990)	—	—	(14,990)	—	(14,990)
Preferred stock dividends	—	—	—	(9,680)	—	(9,680)	—	(9,680)
Balances as of July 31, 2024	62,006	$62	$969,183	$4,369	$(137,572)	$836,042	$2,702	$838,744

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$547	$21,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,056	22,932
Stock-based compensation, excluding cash-settled awards	32,242	41,784
Other, net	(5,504)	756
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	51,218	33,506
Contract assets	4,069	(10,870)
Inventories	(1,143)	(1,528)
Prepaid expenses and other assets	(18,543)	(1,821)
Accounts payable and accrued expenses	(6,159)	(21,804)
Contract liabilities	(37,904)	(22,926)
Deferred income taxes	2,757	254
Other, net	(2,202)	3,195
Net cash provided by operating activities	45,434	64,580

Cash flows from investing activities:
Cash paid for asset acquisitions and business combinations, including adjustments, net of cash acquired	(299)	(10,356)
Divestitures, net of cash divested	—	2,300
Purchases of property and equipment	(6,056)	(7,868)
Purchases of investments	—	(330)
Maturities and sales of investments	908	228
Cash paid for capitalized software development costs	(5,602)	(5,701)
Change in restricted bank time deposits, and other investing activities, net	(5)	—
Net cash used in investing activities	(11,054)	(21,727)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(472)	(1,166)
Purchases of treasury stock and common stock for retirement	(51,076)	(52,912)
Preferred stock dividend payments	(16,000)	(20,080)
Payments of debt-related costs	(2,262)	(244)
Distributions paid to noncontrolling interest	(258)	(245)
Payments of contingent consideration for business combinations and asset acquisitions (financing portion)	(8,151)	(3,055)
Cash received for contingent consideration for business divestitures (financing portion)	224	224
Net cash used in financing activities	(77,995)	(77,478)
Foreign currency effects on cash, cash equivalents, restricted cash, and restricted cash equivalents	2,876	620
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(40,739)	(34,005)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	215,707	242,669
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$174,968	$208,664

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period to the condensed consolidated balance sheets:
Cash and cash equivalents	$174,968	$207,845
Restricted cash and cash equivalents included in prepaid expenses and other current assets	—	819
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$174,968	$208,664

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

Verint is a leader in Customer Experience (“CX”) Automation, serving a customer base that includes more than 80 of the Fortune 100 companies. The world’s most iconic brands use the Verint Open Platform and our team of AI-powered bots to deliver tangible AI Business Outcomes, NowTM across the enterprise. Verint is uniquely positioned to help brands increase CX Automation with our differentiated AI-powered Open Platform.

Verint is headquartered in Melville, New York, and has approximately 15 offices worldwide, in addition to a number of on-demand, flexible coworking spaces. We have approximately 3,700 employees plus a few hundred contractors around the globe.

Merger Agreement

As previously disclosed, on August 24, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Calabrio, Inc. (“Parent”), a Delaware corporation, affiliated with the private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”), and Viking Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for our acquisition by Thoma Bravo in an all-cash transaction valued at approximately $2 billion (the “Merger”). If the Merger is completed, our stockholders will be entitled to receive $20.50 in cash for each share of common stock they hold as of the effective time of the Merger. The Merger is expected to close before the end of our current fiscal year, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals. See Note 17 “Subsequent Event” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger.

Apax Convertible Preferred Stock Investment

On December 4, 2019, we announced that an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) would make an investment in us in an amount of up to $400.0 million. Under the terms of the Investment Agreement, dated as of December 4, 2019 (the “Investment Agreement”), on May 7, 2020, the Apax Investor purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”). On February 1, 2021, we completed the spin-off (the “Spin-Off”) of Cognyte Software Ltd. (“Cognyte”), a company limited by shares incorporated under the laws of the State of Israel whose business and operations consist of our former Cyber Intelligence Solutions business. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). As of July 31, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.6%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended July 31, 2025 and 2024, and the condensed consolidated balance sheet as of July 31, 2025, are not audited but reflect all adjustments that, in the opinion of management, are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2025 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2025. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended July 31, 2025, as compared to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Recurring revenue:
Bundled SaaS revenue	$84,897	$71,593	$166,154	$137,288
Unbundled SaaS revenue	53,928	59,511	120,155	134,799
Total SaaS revenue	138,825	131,104	286,309	272,087
Optional managed services revenue	6,109	5,569	11,123	10,737
Support revenue	20,587	26,556	41,712	53,933
Total recurring revenue	165,521	163,229	339,144	336,757
Nonrecurring perpetual revenue	22,873	23,834	39,894	48,734
Nonrecurring professional services and other revenue	19,613	23,107	37,066	45,956
Total revenue	$208,007	$210,170	$416,104	$431,447

Contract Balances

The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

(in thousands)	July 31, 2025	January 31, 2025
Accounts receivable, net	$153,733	$203,113
Contract assets, net	$88,257	$91,605
Long-term contract assets, net (included in other assets)	$38,827	$32,822
Contract liabilities	$221,738	$255,039
Long-term contract liabilities	$12,185	$13,018

We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to multi-year unbundled SaaS contracts and arrangements where our right to consideration is subject to the contractually agreed upon billing schedule. We expect billing and collection of a majority of our contract assets to occur within the next twelve months and asset impairment charges related to contract assets were immaterial in the six months ended July 31, 2025 and 2024. As of July 31, 2025, two partners, both authorized global resellers of our solutions, accounted for more than 10% of our aggregated accounts receivable and contract assets; Partner A was approximately 12% and Partner B was approximately 16%. As of January 31, 2025, Partner A was approximately 11% and Partner B was approximately 14% of our aggregated accounts receivable and contract assets. Credit losses relating to these customers have historically been immaterial.

Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract. Revenue recognized during the six months ended July 31, 2025 and 2024 from amounts included in contract liabilities at the beginning of each period was $175.9 million and $168.2 million, respectively.

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

The following table provides information about when we expect to recognize our remaining performance obligations:

(in thousands)	July 31, 2025	January 31, 2025
Remaining performance obligations:
Expected to be recognized within 1 year	$422,166	$441,360
Expected to be recognized in more than 1 year	281,244	300,615
Total remaining performance obligations	$703,410	$741,975

3.    NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net (loss) income	$(1,380)	$5,723	$547	$21,102
Net income attributable to noncontrolling interests	308	192	613	330
Net (loss) income attributable to Verint Systems Inc.	(1,688)	5,531	(66)	20,772
Dividends on preferred stock	(4,000)	(4,080)	(8,000)	(9,280)
Net (loss) income attributable to Verint Systems Inc. for basic net (loss) income per common share	(5,688)	1,451	(8,066)	11,492
Dilutive effect of dividends on preferred stock	—	—	—	—
Net (loss) income attributable to Verint Systems Inc. for diluted net (loss) income per common share	$(5,688)	$1,451	$(8,066)	$11,492

Weighted-average shares outstanding:
Basic	60,308	61,864	61,093	62,093
Dilutive effect of employee equity award plans	—	767	—	639
Dilutive effect of 2021 Notes	—	—	—	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	60,308	62,631	61,093	62,732

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.09)	$0.02	$(0.13)	$0.19
Diluted	$(0.09)	$0.02	$(0.13)	$0.18

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Common shares excluded from calculation:
Restricted and performance stock-based awards	3,138	734	3,136	1,234
Series A Preferred Stock	5,498	5,498	5,498	5,498
Series B Preferred Stock	3,980	3,980	3,980	3,980

In periods for which we report a net loss attributable to Verint Systems Inc. common shares, basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three and six months ended July 31, 2025, the average price of our common stock did not exceed the $62.08 per share conversion price of our 2021 Notes, and other requirements for the 2021 Notes (as defined in Note 7, “Debt”), to be convertible were not met. The 2021 Notes will have a dilutive impact on net income per common share at any time when the average market price of our common stock for a quarterly reporting period exceeds the conversion price.

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

Further details regarding the 2021 Notes and Capped Calls appear in Note 7, “Debt”.

The weighted-average common shares underlying the assumed conversion of the Preferred Stock, on an as-converted basis, were excluded from the calculations of diluted net (loss) income per common share for the three and six months ended July 31, 2025 and 2024, as their effect would have been anti-dilutive. Further details regarding the Preferred Stock investment appear in Note 9, “Convertible Preferred Stock”.

4.    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2025 and January 31, 2025:

	July 31, 2025
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$115,614	$—	$—	$115,614
Money market funds	58,856	—	—	58,856
U.S. Treasury bills	498	—	—	498
Total cash and cash equivalents	$174,968	$—	$—	$174,968

Short-term investments:
Bank time deposits	$434	$—	$—	$434
Total short-term investments	$434	$—	$—	$434

	January 31, 2025
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$159,688	$—	$—	$159,688
Money market funds	56,019	—	—	56,019
Total cash and cash equivalents	$215,707	$—	$—	$215,707

Short-term investments:
Bank time deposits	$1,344	$—	$—	$1,344
Total short-term investments	$1,344	$—	$—	$1,344

Bank time deposits which are reported within short-term investments consist of deposits held outside of the United States with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2025 and 2024, proceeds from maturities and sales of short-term investments were $0.9 million and $0.2 million, respectively.

5.    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Six Months Ended July 31, 2025

We did not complete any business combinations during the three and six months ended July 31, 2025.

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

Revenue and net income attributable to Cogito included in our condensed consolidated statement of operations for the three and six months ended July 31, 2025 was not material.

The purchase price consisted of (i) $38.2 million of cash paid at closing, funded from cash on hand, (ii) the fair value of the contingent consideration arrangements estimated at $11.8 million as of the acquisition date, and (iii) $0.3 million of other purchase price adjustments. These contingent consideration arrangements provide for potential additional cash payments to the sellers aggregating up to approximately $19.0 million, contingent upon the achievement of certain performance targets extending through October 2026. We also established a key employee incentive plan for certain former non-owner key employees of Cogito that provides for contingent payments of up to $4.2 million based on achievement of certain performance targets through October 2026. These payments are not contingent upon continued employment and are accounted for separately from the business combination purchase consideration. As of April 30, 2025, we concluded that the payment of the contingent amount was no longer probable, leading to a reversal of the $3.5 million accrual we recorded during the year ended January 31, 2025. This reversal was recognized as a reduction of $1.8 million in selling, general and administrative expenses and a reduction of $1.7 million in research and development expenses on our condensed consolidated statement of operations during the six months ended July 31, 2025. As of July 31, 2025, the payment of the contingent amount remained not probable.

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

Transaction and related costs directly related to the acquisition of Cogito, consisting primarily of professional fees and integration expenses, were $0.7 million for the three months ended July 31, 2025, of which $0.3 million is included in selling, general and administrative expenses, $0.3 million is included in research and development expenses, and $0.1 million is included in cost of recurring revenue, and $2.2 million for the six months ended July 31, 2025, of which $1.0 million is included in selling, general and administrative expenses, $0.9 million is included in research and development expenses, and $0.3 million is included in cost of recurring revenue.

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

Revenue and net income (loss) attributable to these acquisitions for the six months ended July 31, 2025 and 2024 was not material.

Other Business Combination Information

For each of the three months ended July 31, 2025 and 2024, we recorded a charge of $0.2 million, and for the six months ended July 31, 2025 and 2024, we recorded benefits of $7.5 million and $0.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations, which was based on the probability of our historical business combinations achieving certain objectives and milestones. The current year-to-date period benefit is primarily a result of revised outlooks related to a recent acquisition. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $6.8 million at July 31, 2025, of which $5.7 million was recorded within accrued expenses and other current liabilities, and $1.1 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $1.6 million and $0.8 million for the three months ended July 31, 2025 and 2024, respectively, and $8.0 million and $4.0 million for the six months ended July 31, 2025 and 2024, respectively.

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

The transaction also provides for additional consideration of up to $5.0 million that is contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026. Of this amount, $2.0 million became guaranteed during the year ended January 31, 2025 as a result of the development milestones outlined above being achieved by the agreed upon dates. The agreement also includes the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the year ended January 31, 2025, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving certain milestones by certain dates. During the six months ended July 31, 2025, we made a $0.7 million payment against the first period earn-out, with the remaining $1.0 million recorded within accrued expenses and other current liabilities as of July 31, 2025. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable.

6.    INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets, excluding certain intangible assets previously acquired that were fully amortized and removed from our condensed consolidated balance sheets, consisted of the following as of July 31, 2025 and January 31, 2025:

	July 31, 2025
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$476,588	$(437,949)	$38,639
Acquired technology	255,909	(224,125)	31,784
Other	6,040	(6,040)	—
Total intangible assets	$738,537	$(668,114)	$70,423

	January 31, 2025
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$466,959	$(422,067)	$44,892
Acquired technology	250,183	(214,537)	35,646
Other	6,040	(6,040)	—
Total intangible assets	$723,182	$(642,644)	$80,538

Total amortization expense recorded for acquisition-related intangible assets was $5.9 million and $4.7 million for the three months ended July 31, 2025 and 2024, respectively, and $11.8 million and $9.1 million for the six months ended July 31, 2025 and 2024, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2026 (remainder of year)	$12,379
2027	20,938
2028	16,009
2029	10,654
2030	6,299
2031 and thereafter	4,144
Total	$70,423

There were no impairments of acquired intangible assets during the six months ended July 31, 2025 and 2024.

Goodwill activity for the six months ended July 31, 2025 was as follows:

(in thousands)	Amount
Six Months Ended July 31, 2025:
Goodwill, gross, at January 31, 2025	$1,442,777
Accumulated impairment losses through January 31, 2025	(56,043)
Goodwill, net, at January 31, 2025	1,386,734
Foreign currency translation	27,206
Business combinations, including adjustments to prior period acquisitions	(81)
Goodwill, net, at July 31, 2025	$1,413,859

Balance at July 31, 2025
Goodwill, gross, at July 31, 2025	$1,469,902
Accumulated impairment losses through July 31, 2025	(56,043)
Goodwill, net, at July 31, 2025	$1,413,859

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2025.

7.    DEBT

The following table summarizes our debt at July 31, 2025 and January 31, 2025:

	July 31,	January 31,
(in thousands)	2025	2025
2021 Notes	$315,000	$315,000
Revolving Credit Facility	100,000	100,000
Less: unamortized debt discounts and issuance costs	(1,464)	(2,247)
Total debt	413,536	412,753
Less: current maturities	413,536	100,000
Long-term debt	$—	$312,753

2021 Notes

On April 9, 2021, we issued $315.0 million in aggregate principal amount of 0.25% convertible senior notes due April 15, 2026 (the “2021 Notes”), unless earlier converted by the holders pursuant to their terms. The 2021 Notes are unsecured and pay interest in cash semiannually in arrears at a rate of 0.25% per annum.

We used a portion of the net proceeds from the issuance of the 2021 Notes to pay the costs of the Capped Calls described below. We also used a portion of the net proceeds from the issuance of the 2021 Notes, together with the net proceeds from the April 6, 2021 issuance of $200.0 million of Series B Preferred Stock, to repay a portion of the then-outstanding indebtedness under our Credit Agreement described below, to terminate an interest rate swap, and to repurchase shares of our common stock. The remainder is being used for working capital and other general corporate purposes.

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes will be convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2025, the 2021 Notes were not convertible, and because their stated maturity is within 12 months of July 31, 2025 are included in debt, current on our condensed consolidated balance sheet. As of January 31, 2025, the 2021 Notes were included in long-term debt on our condensed consolidated balance sheet.

We incurred approximately $8.9 million of issuance costs in connection with the 2021 Notes, which were deferred and are presented as a reduction of the current portion of long-term debt, and which are being amortized as interest expense over the term of the 2021 Notes. Including the impact of the deferred debt issuance costs, the effective interest rate on the 2021 Notes was approximately 0.83% at July 31, 2025.

Based on the closing market price of our common stock on July 31, 2025, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

See Note 17 “Subsequent Event” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger and potential impact on the 2021 Notes.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2025, no Capped Calls have been exercised.

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

The Credit Agreement initially was comprised of a $425.0 million term loan and a $300.0 million revolving credit facility (the “Prior Revolving Credit Facility”). During the three months ended April 30, 2021, we repaid $309.0 million of our term loan, reducing the outstanding principal balance to $100.0 million. On April 27, 2023, we repaid the remaining $100.0 million outstanding principal balance on our term loan utilizing proceeds from borrowings under our Prior Revolving Credit Facility.

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

Effective March 25, 2025, borrowings under the Credit Agreement bear interest, at our option, at either: (i) the ABR (as defined in the Credit Agreement), plus the applicable margin therefor or (ii) Term Secured Overnight Financing Rate (“Term SOFR”) plus the applicable margin. The applicable margin is determined based on our Leverage Ratio and ranges from 0.50% to 1.25% for ABR borrowings and from 1.50% to 2.25% for Term SOFR borrowings. Prior to the Fifth Amendment, the applicable margin ranged from 0.25% to 1.25% for ABR borrowings and from 1.25% to 2.25% for Term SOFR borrowings.

Borrowings outstanding under the Revolving Credit Facility were $100.0 million at July 31, 2025 and borrowings outstanding under the Prior Revolving Credit Facility were $100.0 million at January 31, 2025, which is included in debt, current on our condensed consolidated balance sheet. The applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of July 31, 2025, the interest rate on our Revolving Credit Facility borrowings was 5.86%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio. The proceeds of borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including for permitted acquisitions and permitted stock repurchases, and the repayment of existing debt such as the 2021 Notes.

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

At the time of the Fifth Amendment, there were $0.5 million of unamortized deferred debt issuance costs associated with the Prior Revolving Credit Facility, of which $0.4 million were associated with commitments by lenders that are continuing to provide commitments under the Revolving Credit Facility and therefore continue to be deferred, and which are now being amortized over the term of the new Revolving Credit Facility. The remaining $0.1 million of unamortized deferred debt issuance costs associated with the Prior Revolving Credit Facility were expensed and are included within interest expense on our condensed consolidated statement of operations for the six months ended July 31, 2025. We also incurred $2.2 million of debt modification costs related to the Fifth Amendment, which have been deferred and are being amortized on a straight-line basis over the remaining term of the Revolving Credit Facility.

Interest Expense

The following table presents the components of interest expense incurred on the 2021 Notes and on borrowings under our Credit Agreement for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
2021 Notes:
Interest expense at 0.25% coupon rate	$197	$197	$394	$394
Amortization of deferred debt issuance costs	451	447	901	893
Total Interest Expense — 2021 Notes	$648	$644	$1,295	$1,287

Borrowings under Credit Agreement:
Interest expense at contractual rates	$1,489	$1,775	$3,010	$3,511
Amortization of deferred debt issuance costs	182	179	356	351
Losses on early retirements of debt	—	—	138	—
Total Interest Expense — Borrowings under Credit Agreement	$1,671	$1,954	$3,504	$3,862

8.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2025 and January 31, 2025:

	July 31,	January 31,
(in thousands)	2025	2025
Raw materials	$7,440	$5,893
Work-in-process	208	208
Finished goods	7,229	8,210
Total inventories	$14,877	$14,311

Other liabilities consisted of the following as of July 31, 2025 and January 31, 2025:

	July 31,	January 31,
(in thousands)	2025	2025
Unrecognized tax benefits, including interest and penalties	$69,814	$68,469
Other	11,020	22,437
Total other liabilities	$80,834	$90,906

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Foreign currency (losses) gains, net	$(423)	$(1,934)	$300	$(2,471)
Other, net	(477)	(962)	(704)	(923)
Total other expense, net	$(900)	$(2,896)	$(404)	$(3,394)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2025 and 2024:

	Six Months Ended July 31,
(in thousands)	2025	2024
Cash paid for interest	$3,441	$4,005
Cash payments of income taxes, net	$11,161	$13,073
Cash payments for operating leases	$4,576	$4,090
Non-cash investing and financing transactions:
Finance leases of property and equipment	$71	$595
Accrued but unpaid purchases of property and equipment and capitalized software development costs	$515	$1,284
Accrued but unpaid purchases of treasury stock	$107	$—
Liabilities for contingent consideration in business combinations and asset acquisitions	$—	$5,290
Excise tax on share repurchases	$276	$197

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

For the three and six months ended July 31, 2025, we paid $8.0 million and $16.0 million of preferred stock dividends, respectively, of which $8.0 million was accrued as of January 31, 2025, and there were $1.3 million of cumulative undeclared and unpaid preferred stock dividends at July 31, 2025. There were no accrued dividends as of July 31, 2025. We reflected $4.0 million and $8.0 million of preferred stock dividends in our condensed consolidated results of operations, for purposes of computing net (loss) income attributable to Verint Systems Inc. common shares, for the three and six months ended July 31, 2025, respectively, and $4.1 million and $9.3 million of preferred stock dividends for the three and six months ended July 31, 2024, respectively.

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

As of July 31, 2025, the maximum number of shares of common stock that could be required to be issued upon conversion of the outstanding shares of Preferred Stock was approximately 9.5 million shares and Apax’s ownership in us on an as-converted basis was approximately 13.6%.

Beginning May 7, 2023, in the case of the Series A Preferred Stock, and April 6, 2024, in the case of the Series B Preferred Stock, we have the option to require that all (but not less than all) of the then-outstanding shares of Preferred Stock of the series convert into common stock if the volume-weighted average price per share of the common stock for at least 30 trading days in any 45 consecutive trading day period exceeds 175% of the then-applicable conversion price of such series (a “Mandatory Conversion”). As of July 31, 2025, the volume-weighted average price per share of common stock has not exceeded 175% of the $36.38 conversion price of the Series A Preferred Stock or the $50.25 conversion price of the Series B Preferred Stock.

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

At any time after November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, or upon the occurrence of a change of control triggering event (as defined in the certificates of designation), the holders of the applicable series of Preferred Stock will have the right to cause us to redeem all of the outstanding shares of Preferred Stock for cash at a redemption price equal to 100% of the liquidation preference of the shares of such series, plus any accrued and unpaid dividends to, but excluding, the redemption date. Therefore, the Preferred Stock has been classified as temporary equity on our condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025, separate from permanent equity, as the potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.

As of July 31, 2025, the Preferred Stock was not redeemable, and we have concluded that it is currently not probable of becoming redeemable, including from the occurrence of a change in control triggering event. The holders’ redemption rights which occur at November 7, 2028, in the case of the Series A Preferred Stock, and October 6, 2029, in the case of the Series B Preferred Stock, are not considered probable because there is a more than remote likelihood that the Mandatory Conversion may occur prior to such redemption rights. We therefore did not adjust the carrying amount of the Preferred Stock to its current redemption amount, which was its liquidation preference at July 31, 2025 plus accrued and unpaid dividends. As of July 31, 2025, the stated value of the liquidation preference for each series of Preferred Stock was $200.0 million and cumulative, unpaid dividends on each series of Preferred Stock was $0.7 million.

See Note 17 “Subsequent Event” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger and potential impact on the Preferred Stock.

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

10.    STOCKHOLDERS’ EQUITY

Common Stock Dividends

We did not declare or pay any cash dividends on our common stock during the six months ended July 31, 2025 and 2024. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying cash dividends on our common stock.

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

No treasury stock remained outstanding at July 31, 2025 and January 31, 2025, respectively.

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

During the six months ended July 31, 2025, we repurchased approximately 2,924,000 shares of common stock for a cost of $49.5 million under the new stock repurchase program, with $0.1 million of these repurchases settled in cash in early August 2025. In addition, approximately 104,000 shares were repurchased to facilitate income tax withholding or payments as described above for a cost of $1.7 million. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. We recognized excise tax of $0.3 million as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the six months ended July 31, 2025. We retired all 3,028,000 shares, reducing common stock and additional paid-in capital, and returned the shares to the status of authorized and unissued share capital.

During the six months ended July 31, 2024, we completed our prior stock repurchase program, and repurchased and retired 1,701,000 shares of our common stock for a cost of $53.1 million, including excise tax of $0.2 million. In addition to the repurchase program, we acquired an insignificant number of shares to facilitate income tax withholding or payments as described above.

Issuance of Convertible Preferred Stock

On December 4, 2019, in conjunction with the planned Spin-Off, we announced that an affiliate of Apax Partners would invest up to $400.0 million in us, in the form of convertible preferred stock. Under the terms of the Investment Agreement, the Apax Investor purchased $200.0 million of our Series A Preferred Stock, which closed on May 7, 2020. In connection with the completion of the Spin-Off, the Apax Investor purchased $200.0 million of our Series B Preferred Stock, which closed on April 6, 2021. As of July 31, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.6%. Please refer to Note 9, “Convertible Preferred Stock” for a more detailed discussion of the Apax investment.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the six months ended July 31, 2025:

(in thousands)	Unrealized Gains on Foreign Exchange Contracts Designated as Hedges	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2025	$117	$(153,056)	$(152,939)
Other comprehensive income before reclassifications	249	30,904	31,153
Amounts reclassified out of accumulated other comprehensive income (loss)	159	—	159
Net other comprehensive income	90	30,904	30,994
Accumulated other comprehensive income (loss) at July 31, 2025	$207	$(122,152)	$(121,945)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations were not material for the three and six months ended July 31, 2025 and 2024.

11.   INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2025, we recorded an income tax provision of $2.7 million on pretax income of $1.3 million, which represented an effective income tax rate of 206.9%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities and interest related to uncertain tax positions, offset by the benefit of certain domestic tax credits and lower statutory rates in certain foreign jurisdictions.

For the three months ended July 31, 2024, we recorded an income tax provision of $4.3 million on pretax income of $10.0 million, which represented an effective income tax rate of 42.6%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions.

For the six months ended July 31, 2025, we recorded an income tax provision of $5.3 million on pretax income of $5.8 million, which represented an effective income tax rate of 90.6%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, the income tax impacts of stock-based compensation, and interest related to uncertain tax positions, offset by the benefit of certain domestic tax credits and lower statutory rates in certain foreign jurisdictions.

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

We had unrecognized income tax benefits of $75.9 million (excluding interest and penalties) as of July 31, 2025 and January 31, 2025, that if recognized, would impact our effective income tax rate. The accrued liability for interest and penalties was $10.5 million and $8.9 million at July 31, 2025 and January 31, 2025, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur, which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 proposals. We continue to monitor developments and evaluate the impacts of new rules as they are published, including eligibility to qualify for safe harbor rules. Pillar 2 did not have a material impact on our income tax expense for the three and six months ended July 31, 2025 and 2024.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA includes provisions which significantly change the U.S tax code including changes to the deductibility or timing of deductions of certain business expenditures including interest expense, research and development, and depreciation, with effective dates in 2025. The OBBBA also includes modifications to the international tax framework which are generally effective after December 31, 2025. While these changes are not reflected in our results for the three and six months ended July 31, 2025 and 2024, we are evaluating the impact of the OBBBA on our condensed consolidated financial statements and will continue to assess the implications of the OBBBA.

12.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2025 and January 31, 2025:

	July 31, 2025
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$58,856	$—	$—
U.S. Treasury bills, classified as cash and cash equivalents	498	—	—
Foreign currency forward contracts	—	271	—
Contingent consideration receivable	—	—	2,446
Total assets	$59,354	$271	$2,446
Liabilities:
Foreign currency forward contracts	$—	$23	$—
Contingent consideration — business combinations	—	3,313	3,447
Total liabilities	$—	$3,336	$3,447

	January 31, 2025
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$56,019	$—	$—
Foreign currency forward contracts	—	141	—
Contingent consideration receivable	—	—	2,951
Total assets	$56,019	$141	$2,951
Liabilities:
Contingent consideration — business combinations	—	—	22,046
Total liabilities	$—	$—	$22,046

On January 31, 2024, we completed the sale of a service business for manual quality managed services for no upfront cash consideration, with an estimated valuation of $6.0 million based on (i) the estimated fair value of our share of the future adjusted operating income (as defined in the agreement) of the business, to be paid annually over a minimum of six years following the transaction closing date, (ii) the amount by which the closing working capital of the business exceeds the working capital target, and (iii) the estimated amount of future collections of outstanding receivables as of the closing date from a certain customer, net of certain expenses. We engaged a third-party to assist in valuing the contingent consideration, which was valued at $2.4 million as of July 31, 2025, and is included within other assets on our condensed consolidated balance sheets. During the six months ended July 31, 2025 and 2024, we received no contingent consideration payments and recorded charges of $0.5 million and $0.2 million, respectively, for changes in the estimated fair value of this contingent receivable.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2025 and 2024:

	Six Months Ended July 31,
(in thousands)	2025	2024
Fair value measurement at beginning of period	$22,046	$3,511
Contingent consideration liabilities recorded for business combinations	—	5,290
Changes in fair values, recorded in operating expenses	(7,469)	(188)
Payments of contingent consideration	(8,005)	(293)
Foreign currency translation and other	188	(16)
Transfer of contingent consideration liability to Level 2 of the fair value hierarchy	(3,313)	—
Fair value measurement at end of period	$3,447	$8,304

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

Contingent Consideration Assets and Liabilities — Business Combinations and Divestitures — The fair value of the contingent consideration related to business combinations and divestitures is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. As of July 31, 2025, we utilized discount rates ranging from 4.2% to 5.8%, with a weighted average discount rate of 4.6% for our contingent consideration liabilities and 6.2% to 8.7%, with a weighted average discount rate of 7.0% for our contingent consideration asset. As of January 31, 2025, we utilized discount rates ranging from 4.5% to 6.2%, with a weighted average discount rate of 5.8% for our contingent consideration liabilities and 6.7% to 8.6%, with a weighted average discount rate of 7.4% for our contingent consideration asset.

As of July 31, 2025, $3.3 million of the fair value of the contingent consideration liability was based on actual achievement through the performance periods ended April 30, 2025, and was transferred to Level 2 of the fair value hierarchy as the fair value was determined based on other significant observable inputs. There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2024.

Other Financial Instruments

The carrying amounts of accounts receivable, contract assets, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair value of our Revolving Credit Facility borrowing was approximately $99.0 million at July 31, 2025 and the estimated fair value of our Prior Revolving Facility borrowing was approximately $99.0 million at January 31, 2025. The estimated fair value of borrowings under our Revolving Credit Facility and Prior Revolving Credit Facility, as applicable, is based upon indicative market values provided by one of our lenders. The indicative prices provided to us at July 31, 2025 and January 31, 2025 did not significantly differ from par value.

The estimated fair values of our 2021 Notes were approximately $306.0 million and $298.0 million at July 31, 2025 and January 31, 2025, respectively. The estimated fair values of the 2021 Notes were determined based on quoted bid and ask prices in the over-the-counter market in which the 2021 Notes traded. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

The carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $4.7 million as of July 31, 2025. As of January 31, 2025, the carrying amount of our noncontrolling equity investments in privately-held companies without readily determinable fair values was $4.7 million, of which $0.3 million was remeasured to fair value based on an observable transaction during the year ended January 31, 2025. These investments are included within other assets on the condensed consolidated balance sheets. An unrealized loss of $0.5 million, which adjusted the carrying value of a noncontrolling equity investment based on an observable transaction was recorded in other income (expense), net on the condensed consolidated statement of operations for the three and six months and ended July 31, 2024. There were no observable price changes in our investments in privately-held companies during the six months ended July 31, 2025. We did not recognize any impairments during the three and six months ended July 31, 2025 and 2024.

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

We held outstanding foreign currency forward contracts with notional amounts of $6.6 million and $6.4 million as of July 31, 2025 and January 31, 2025, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments were not material as of July 31, 2025 and January 31, 2025.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statement of operations for the three and six months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$401	$(49)	$298	$(282)

Net gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$176	$12	$189	$45

All of the foreign currency forward contracts underlying the net unrealized losses recorded in our accumulated other comprehensive loss at July 31, 2025 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

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

At the time it was approved by our stockholders, and subject to adjustment as provided in the 2023 Plan, up to an aggregate of (i) 9,000,000 shares of our common stock plus (ii) 3,982,168 shares of our common stock available for issuance under the 2019 Plan as of June 22, 2023, plus (iii) the number of shares of our common stock that become available for issuance as a result of awards made under the 2019 Plan or the 2023 Plan that are forfeited, cancelled, exchanged, or that terminate or expire, were available to be issued or transferred in connection with awards under the 2023 Plan. Each stock option or stock-settled stock appreciation right granted under the 2023 Plan will reduce the available plan capacity by one share and each other award denominated in shares granted under the 2023 Plan reduced the available plan capacity by 1.90 shares.

On June 19, 2025, our stockholders approved Amendment No. 1 to the 2023 Plan (as amended by Amendment No. 1, the “Amended Plan”. Subject to adjustment as provided in the Amended Plan, under the Amended Plan, the number of shares of our common stock that may be issued or transferred will not exceed the sum of (i) 6,561,000 shares of our common stock, plus (ii) the number of shares that remained available for issuance under the 2023 Plan on June 19, 2025, plus (iii) the number of shares that become available for issuance under the Amended Plan share counting provisions (including, but not limited to, shares that are recycled as a result of forfeiture or cancellation of unvested awards outstanding under the 2023 Plan and under the 2019 Plan). Amendment No. 1 also extended the term of the Amended Plan to June 19, 2035 and revised the fungible share counting ratio from 1.90 shares to 1.86 shares.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Cost of revenue — recurring	$785	$1,143	$1,230	$1,692
Cost of revenue — nonrecurring perpetual	9	24	31	38
Cost of revenue — nonrecurring professional services and other	611	1,007	465	1,526
Research and development, net	2,938	4,464	6,031	8,007
Selling, general and administrative	12,507	17,108	24,560	30,504
Total stock-based compensation expense	$16,850	$23,746	$32,317	$41,767

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Restricted stock units and restricted stock awards	$14,345	$20,172	$27,885	$36,680
Stock bonus program and bonus share program	2,469	3,603	4,357	5,104
Total equity-settled awards	16,814	23,775	32,242	41,784
Phantom stock units (cash-settled awards)	36	(29)	75	(17)
Total stock-based compensation expense	$16,850	$23,746	$32,317	$41,767

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

Restricted Stock Units and Performance Stock Units

We periodically award RSUs to our directors, officers, and other employees.. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting. Some of these awards to executive officers and certain other employees vest upon the achievement of specified performance goals or market conditions (performance stock units or “PSUs”).

The following table (“Award Activity Table”) summarizes activity for RSUs, PSUs, and other stock awards that reduce available Plan capacity under the Plans for the six months ended July 31, 2025 and 2024:

	Six Months Ended July 31,
	2025		2024
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant Date Fair Value	Shares or Units	Weighted-Average Grant Date Fair Value
Beginning balance	3,182	$33.64	2,658	$43.29
Granted	3,210	$16.49	2,472	$29.60
Released	(1,279)	$30.17	(951)	$43.80
Forfeited	(197)	$47.00	(207)	$48.16
Ending balance	4,916	$22.81	3,972	$34.39

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

Our RSU and PSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2025, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

The following table summarizes PSU activity in isolation under the Plans for the six months ended July 31, 2025 and 2024 (these amounts are also included in the Award Activity Table above):

	Six Months Ended July 31,
(in thousands)	2025	2024
Beginning balance	645	532
Granted	471	358
Released	(130)	(160)
Forfeited	(100)	(85)
Ending balance	886	645

Excluding PSUs, we granted 2,739,000 RSUs during the six months ended July 31, 2025.

As of July 31, 2025, there was approximately $83.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

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

For bonuses in respect of the year ended January 31, 2025, our board of directors approved the use of up to 400,000 shares of common stock in the aggregate for awards under these two programs, with up to 200,000 of these shares of common stock and a discount of 15% approved for awards under our stock bonus program. During the three months ended July 31, 2025, we issued approximately 399,860 shares under the bonus share program, in respect of the year ended January 31, 2025. The stock bonus program was not used, and no shares will be issued under this program, in respect of the performance period ended January 31, 2025.

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2025 and 2024 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Six Months Ended July 31,
(in thousands)	2025	2024
Shares in lieu of cash bonus — granted and released (not included in Award Activity Table above)	0	18
Shares in respect of discount (included in Award Activity Table above):
Granted	0	0
Released	0	0

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

The combined accrued liabilities for these two programs were $3.9 million and $9.7 million at July 31, 2025 and January 31, 2025, respectively.

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

The significant expense categories and consolidated net (loss) income details provided to the CODM for the three and six months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Recurring revenue:
Bundled SaaS revenue	$84,897	$71,593	$166,154	$137,288
Unbundled SaaS revenue	53,928	59,511	120,155	134,799
Total SaaS revenue	138,825	131,104	286,309	272,087
Optional managed services revenue	6,109	5,569	11,123	10,737
Support revenue	20,587	26,556	41,712	53,933
Total recurring revenue	165,521	163,229	339,144	336,757
Nonrecurring perpetual revenue	22,873	23,834	39,894	48,734
Nonrecurring professional services and other revenue	19,613	23,107	37,066	45,956
Total revenue	208,007	210,170	416,104	431,447

Less:
Cost of recurring revenue	39,077	36,303	81,185	72,226
Cost of nonrecurring perpetual revenue	9,712	8,834	16,960	17,608
Cost of nonrecurring professional services and other revenue	16,299	17,966	33,830	35,672
Amortization of acquired technology	2,368	1,641	4,676	2,999
Total cost of revenue	67,456	64,744	136,651	128,505

Less:
Employee compensation and related expenses	91,298	83,360	185,614	172,319
Stock-based compensation expense	15,445	21,572	30,591	38,511
Amortization of other acquired intangible assets	3,563	3,020	7,082	6,085
Depreciation expense	3,721	3,559	7,472	7,156
Other segment items, net (1)	23,175	20,045	40,273	40,556
Interest expense	2,337	2,593	4,836	5,184
Interest income	(1,179)	(1,596)	(2,642)	(3,574)
Other expense (income), net	900	2,896	404	3,394
Income tax expense	2,671	4,254	5,276	12,209
Net (loss) income	$(1,380)	$5,723	$547	$21,102

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

The information below summarizes revenue from unaffiliated customers by geographic area for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Americas:
United States	$135,032	$134,771	$273,250	$279,661
Other	8,056	11,185	13,448	27,554
Total Americas	143,088	145,956	286,698	307,215
EMEA:
United Kingdom	20,867	20,927	41,810	42,382
Other	21,075	20,827	43,187	38,691
Total EMEA	41,942	41,754	84,997	81,073
APAC	22,977	22,460	44,409	43,159
Total revenue	$208,007	$210,170	$416,104	$431,447

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

Property and equipment, net by geographic area consisted of the following as of July 31, 2025 and January 31, 2025:

	July 31,	January 31,
(in thousands)	2025	2025
United States	$29,019	$33,740
United Kingdom	7,833	6,415
Israel	6,207	5,230
Other countries	3,667	3,323
Total property and equipment, net	$46,726	$48,708

17.   SUBSEQUENT EVENT

Merger Agreement

On August 24, 2025, we entered into the Merger Agreement with Parent and Merger Sub providing for our acquisition by the private equity investment firm Thoma Bravo.

As a result of the Merger, (a) each share of our common stock (other than (i) shares of common stock held in treasury or owned by Parent or Merger Sub immediately prior to the Effective Time and (ii) shares of common stock held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) that is issued and outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive $20.50 in cash without interest (the “Merger Consideration”), and (b) each share of our Preferred Stock that is issued and outstanding immediately prior to the Effective Time will be automatically redeemed for a redemption price equal to $1,000 in cash plus any unpaid accrued and accumulated dividends on such share (whether or not declared) up to, but excluding, the closing date of the Merger.

In addition, the consummation of the Merger would constitute a Fundamental Change and a Make-Whole Fundamental Change as those terms are defined in the indenture governing the 2021 Notes, requiring us to offer to repurchase the 2021 Notes from the holders thereof for a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the repurchase date.

Completion of the Merger is subject to certain closing conditions, including (1) the approval of the Merger Agreement by the affirmative vote of holders of a majority of the issued and outstanding shares of our capital stock entitled to vote on the adoption of the Merger Agreement at a meeting of stockholders held for such purpose (the “Stockholder Approval”), (2) no governmental authority having jurisdiction over any party to the Merger Agreement having issued any order or other action that is in effect (whether temporary, preliminary or permanent) restraining, enjoining or otherwise prohibiting the consummation of the Merger and no applicable law having been adopted that makes consummation of the Merger illegal or otherwise prohibited, (3) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of all consents required under (a) any other applicable federal, state, local or foreign antitrust, competition, premerger notification and trade regulations laws, regulations or orders and (b) laws, regulations, statutes, rules, orders, decrees, or other legal requirements of any governmental authority relating to or governing foreign ownership, foreign investment, or the review, approval, notification, or restriction of foreign direct investment, (4) the accuracy of the other party’s representations and warranties, subject to certain customary materiality standards set forth in the Merger Agreement, (5) performance or compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred and since the date of the Merger Agreement. The parties expect the transaction to close before the end of our current fiscal year.

The Merger Agreement contains customary “no-shop” provision that restricts our ability to solicit, initiate or knowingly facilitate or encourage any further acquisition proposals from third parties and to provide non-public information to and engage in discussions or negotiations with third parties regarding acquisition proposals. However, at any time prior to receipt of the Stockholder Approval, we may provide information to and negotiate with third parties who submit an alternative acquisition proposal that our board of directors (or any authorized committee thereof) determines in good faith, after consultation with outside financial and legal advisors, would, if consummated, constitute a Superior Proposal (as defined in the Merger Agreement), provided that such alternative acquisition proposal did not result from a breach of the “no shop” restrictions and subject to compliance with certain requirements being met before such action. Our board of directors also may change its recommendation to stockholders to adopt the Merger Agreement in response to a Superior Proposal or an Intervening Event (as defined in the Merger Agreement) if the board of directors determines in good faith, after consultation with a financial advisor and outside legal counsel, that the failure to take such action would be inconsistent with its fiduciary duties under applicable law.

If the Merger Agreement is terminated in certain other circumstances, including by us in order to enter into a Superior Proposal or by Parent because our board of directors withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $50 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2025 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, including statements with respect to the Merger (as defined below), all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Merger Agreement

As previously disclosed, on August 24, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Calabrio, Inc. (“Parent”), a Delaware limited liability company affiliated with the private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”), and Viking Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for our acquisition by Thoma Bravo in an all-cash transaction valued at approximately $2 billion (the “Merger”). If the Merger is completed, our stockholders will be entitled to receive $20.50 in cash for each share of common stock they hold as of the effective time of the Merger. The Merger is expected to close before the end of our current fiscal year, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals. See Note 17 “Subsequent Events” to the condensed consolidated financial statements included under Part I, Item 1 of this report for information regarding the Merger.

The consummation of the Merger remains subject to the satisfaction or, to the extent permitted by applicable law, waiver by each of us, Parent and Merger Sub of closing conditions, including, but not limited to, stockholder approval. Our board of directors has approved the Merger Agreement and the transactions contemplated thereby.

If the Merger is consummated, our common stock will no longer be publicly listed and traded on NASDAQ, the common stock will be deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”), we will no longer file periodic reports with the Securities and Exchange Commission (the “SEC”) and existing stockholders will cease to have any ownership interest in Verint.

Overview

Our Business

Verint is a leader in Customer Experience (“CX”) Automation, serving a customer base that includes more than 80 of the Fortune 100 companies. The world’s most iconic brands use the Verint Open Platform and our team of AI-powered bots to deliver tangible AI Business Outcomes, NowTM across the enterprise. Verint is uniquely positioned to help brands increase CX Automation with our differentiated AI-powered Open Platform.

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

See the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended January 31, 2025, and the “Risk Factors” section in Part II, Item 1A, of this report, for further discussion of the possible impact of these general macroeconomic factors and risks on our business. For additional information on the impact of foreign currency exchange rates, see the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section below.

Key Performance Metric and Trends

The Verint Open Platform is sold on a subscription basis and for the three and six months ended July 31, 2025, approximately 80% of our revenue came from our subscription business which we measure using Subscription Annual Recurring Revenue (“ARR”).

The following table summarizes our ARR as of the end of each period presented:

	Three Months Ended July 31,		% Change
(in thousands)	2025	2024	2025 - 2024
Subscription ARR	$728,492	$684,692	6%

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2025.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$208,007	$210,170	$416,104	$431,447
Operating income	$3,349	$13,870	$8,421	$38,315
Net (loss) income attributable to Verint Systems Inc. common shares	$(5,688)	$1,451	$(8,066)	$11,492
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.09)	$0.02	$(0.13)	$0.19
Diluted	$(0.09)	$0.02	$(0.13)	$0.18

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Our revenue decreased approximately $2.2 million, from $210.2 million in the three months ended July 31, 2024 to $208.0 million in the three months ended July 31, 2025. The decrease consisted of a $3.5 million decrease in nonrecurring professional services and other revenue and a $1.0 million decrease in nonrecurring perpetual revenue, partially offset by a $2.3 million increase in recurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions represented approximately 69%, 20%, and 11%, respectively, of our total revenue in both the three months ended July 31, 2025 and 2024. Further details of changes in revenue are provided below.

We reported operating income of $3.3 million in the three months ended July 31, 2025 compared to operating income of $13.9 million in the three months ended July 31, 2024. The decrease in operating income was primarily due to a $4.9 million decrease in gross profit, from $145.4 million to $140.5 million and a $5.7 million increase in operating expenses, from $131.5 million to $137.2 million. The increase in operating expenses consisted of a $3.7 million increase in net research and development expenses, a $1.4 million increase in selling, general and administrative expenses, and a $0.6 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $5.7 million and diluted net loss per common share was $0.09 in the three months ended July 31, 2025 compared to net income attributable to Verint Systems Inc. common shares of $1.5 million and diluted net income per common share of $0.02 in the three months ended July 31, 2024. The decrease in net income attributable to Verint Systems Inc. common shares in the three months ended July 31, 2025 was primarily due to a $10.6 million decrease in operating income as described above and a $0.1 million increase in net income attributable to our noncontrolling interest, partially offset by a $1.8 million decrease in total other expense, net, a $1.6 million decrease in our provision for income taxes, and a $0.1 million decrease in dividends on preferred stock. Further details of these changes are provided below.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Our revenue decreased approximately $15.3 million, from $431.4 million in the six months ended July 31, 2024 to $416.1 million in the six months ended July 31, 2025. The decrease consisted of an $8.9 million decrease in nonrecurring professional services and other revenue and an $8.8 million decrease in nonrecurring perpetual revenue, partially offset by a $2.4 million increase in recurring revenue. For additional details on our revenue by category, see “—Revenue”. Revenue in the Americas, in EMEA, and in APAC regions represented approximately 69%, 20%, and 11% of our total revenue, respectively, in the six months ended July 31, 2025, compared to approximately 71%, 19%, and 10%, respectively, in the six months ended July 31, 2024. Further details of changes in revenue are provided below.

We reported operating income of $8.4 million in the six months ended July 31, 2025 compared to operating income of $38.3 million in the six months ended July 31, 2024. The decrease in operating income was primarily due to a $23.5 million decrease in gross profit, from $302.9 million to $279.4 million and a $6.4 million increase in operating expenses, from $264.6 million to

$271.0 million. The increase in operating expenses consisted of a $7.6 million increase in net research and development expenses and a $1.0 million increase in amortization of other acquired intangible assets, partially offset by a $2.2 million decrease in selling, general and administrative expenses. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $8.1 million and diluted net loss per common share was $0.13 in the six months ended July 31, 2025 compared to net income attributable to Verint Systems Inc. common shares of $11.5 million and diluted net income per common share of $0.18 in the six months ended July 31, 2024. The decrease in net income attributable to Verint Systems Inc. common shares in the six months ended July 31, 2025 was primarily due to a $29.9 million decrease in operating income as described above and a $0.3 million increase in net income attributable to our noncontrolling interest, partially offset by a $6.9 million decrease in our provision for income taxes, a $2.4 million decrease in total other expense, net, and a $1.3 million decrease in dividends on preferred stock. Further details of these changes are provided below.

We employed approximately 3,700 employees plus a few hundred contractors as of July 31, 2025 and 2024.

Foreign Currency Exchange Rates’ Impact on Results of Operations

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue, cost of revenue, and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.

When comparing average exchange rates for the three months ended July 31, 2025 to average exchange rates for the three months ended July 31, 2024, the U.S. dollar weakened relative to the British pound sterling, the euro, and the Israeli shekel, and strengthened relative to the Australian dollar, resulting in an overall increase in our revenue and expenses on a U.S. dollar-denominated basis. For the three months ended July 31, 2025, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2024, our revenue would have been approximately $1.4 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $2.1 million lower, which would have resulted in a $0.7 million increase in our operating income.

When comparing average exchange rates for the six months ended July 31, 2025 to average exchange rates for the six months ended July 31, 2024, the U.S. dollar weakened relative to the British pound sterling, the euro, and the Israeli shekel, and strengthened relative to the Australian dollar and the Indian rupee, resulting in an overall increase in our revenue and expenses on a U.S. dollar-denominated basis. For the six months ended July 31, 2025, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2024, our revenue would have been approximately $1.5 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $2.0 million lower, which would have resulted in a $0.5 million increase in our operating income.

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

The following table sets forth revenue by category for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2025	2024	2025-2024	2025	2024	2025-2024
Recurring revenue
Bundled SaaS revenue	$84,897	$71,593	19%	$166,154	$137,288	21%
Unbundled SaaS revenue	53,928	59,511	(9)%	120,155	134,799	(11)%
Total SaaS revenue	138,825	131,104	6%	286,309	272,087	5%
Optional managed services revenue	6,109	5,569	10%	11,123	10,737	4%
Support revenue	20,587	26,556	(22)%	41,712	53,933	(23)%
Total recurring revenue	165,521	163,229	1%	339,144	336,757	1%
Nonrecurring perpetual revenue	22,873	23,834	(4)%	39,894	48,734	(18)%
Nonrecurring professional services and other revenue	19,613	23,107	(15)%	37,066	45,956	(19)%
Total revenue	$208,007	$210,170	(1)%	$416,104	$431,447	(4)%
Recurring Revenue

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Recurring revenue increased approximately $2.3 million, or 1%, from $163.2 million in the three months ended July 31, 2024 to $165.5 million in the three months ended July 31, 2025. The increase consisted of a $7.7 million increase in SaaS revenue and a $0.6 million increase in optional managed services revenue, partially offset by a $6.0 million decrease in support revenue. The increase in SaaS revenue was due to an increase in bundled SaaS revenue, partially offset by a decrease in unbundled SaaS revenue. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The decrease in unbundled SaaS revenue was primarily due to a decrease in conversion transactions and a lower volume of renewals scheduled for the current period. The decrease in support revenue was primarily due to customers migrating to our bundled and unbundled SaaS solutions and customer attrition. Approximately 50% of the support revenue decline was directly attributable to these SaaS transitions. We anticipate a more moderate pace of support conversions going forward as we have largely completed transitioning our customer base from a perpetual license model to recurring SaaS subscriptions.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Recurring revenue increased approximately $2.3 million, or 1%, from $336.8 million in the six months ended July 31, 2024 to $339.1 million in the six months ended July 31, 2025. The increase consisted of a $14.2 million increase in SaaS revenue and a $0.4 million increase in optional managed services revenue, partially offset by a $12.3 million decrease in support revenue. The increase in SaaS revenue was due to an increase in bundled SaaS revenue, partially offset by a decrease in unbundled SaaS revenue. The increase in bundled SaaS revenue was primarily due to new customer contracts and existing customers expanding their use of our cloud platform and demand for our AI-powered solutions. The decrease in unbundled SaaS revenue was primarily due to a decrease in conversion transactions and a lower volume of renewals scheduled for the current period. The decrease in support revenue was primarily due to customers migrating to our bundled and unbundled SaaS solutions and customer attrition. Approximately 50% of the support revenue decline was directly attributable to these SaaS transitions.

We expect our revenue mix to continue to shift to our SaaS offerings, which is consistent with our cloud-first strategy and a general market shift from on-premises solutions. Customer subscriptions to the Verint Open Platform may be recognized as either bundled SaaS revenue or as unbundled SaaS revenue depending on the applicable contract terms.

Nonrecurring Perpetual Revenue

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Nonrecurring perpetual revenue decreased approximately $0.9 million, or 4%, from $23.8 million in the three months ended July 31, 2024 to $22.9 million in the three months ended July 31, 2025 primarily due to a slight decrease in the average sales price of certain offerings that include hardware with embedded software.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Nonrecurring perpetual revenue decreased approximately $8.8 million, or 18%, from $48.7 million in the six months ended July 31, 2024 to $39.9 million in the six months ended July 31, 2025. The decrease in perpetual revenue was primarily due to reduced demand for our offerings that include hardware with embedded software, we believe driven by short-term macroeconomic uncertainty and a continued shift in spending by our customers towards our SaaS solutions.

Nonrecurring Professional Services and Other Revenue

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Nonrecurring professional services and other revenue decreased approximately $3.5 million, or 15%, from $23.1 million in the three months ended July 31, 2024 to $19.6 million in the three months ended July 31, 2025. The decrease in professional services and other revenue was primarily attributable to a decline in implementation services as a result of the overall shift in our business to a recurring SaaS subscription model, and a decrease in consulting services revenue.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Nonrecurring professional services and other revenue decreased approximately $8.9 million, or 19%, from $46.0 million in the six months ended July 31, 2024 to $37.1 million in the six months ended July 31, 2025. The decrease in professional services and other revenue was primarily attributable to a decline in implementation services as a result of the overall shift in our business to a recurring SaaS subscription model, a decrease in consulting services revenue, and a decrease in patent royalty revenue primarily due to no further royalties being earned under a royalty agreement.

Cost of Revenue

The following table sets forth the cost of revenue by recurring, nonrecurring perpetual, and nonrecurring professional services and other, as well as amortization of acquired technology for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2025	2024	2025-2024	2025	2024	2025-2024
Cost of recurring revenue	$39,077	$36,303	8%	$81,185	$72,226	12%
Cost of nonrecurring perpetual revenue	9,712	8,834	10%	16,960	17,608	(4)%
Cost of nonrecurring professional services and other revenue	16,299	17,966	(9)%	33,830	35,672	(5)%
Amortization of acquired technology	2,368	1,641	44%	4,676	2,999	56%
Total cost of revenue	$67,456	$64,744	4%	$136,651	$128,505	6%

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

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Cost of recurring revenue increased approximately $2.8 million, or 8%, from $36.3 million in the three months ended July 31, 2024 to $39.1 million in the three months ended July 31, 2025. The increase was primarily due to an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base. Our recurring revenue gross margins decreased from 78% in the three months ended July 31, 2024 to 76% in the three months ended July 31, 2025, primarily driven by a shift in our SaaS revenue mix from unbundled to bundled, and an increase in recurring costs as described above.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Cost of recurring revenue increased approximately $9.0 million, or 12%, from $72.2 million in the six months ended July 31, 2024 to $81.2 million in the six months ended July 31, 2025. The increase was primarily due to an increase in the cost of third-party cloud infrastructure and data center costs in order to support our growing SaaS customer base, and an increase in employee compensation and related expenses primarily due to one-time employee severance and related charges. Our recurring revenue gross margins decreased from 79% in the six months ended July 31, 2024 to 76% in the six months ended July 31, 2025, primarily driven by a shift in our SaaS revenue mix from unbundled to bundled, and an increase in recurring costs as described above.

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

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Cost of nonrecurring perpetual revenue increased approximately $0.9 million, or 10%, from $8.8 million in the three months ended July 31, 2024 to $9.7 million in the three months ended July 31, 2025. The increase was primarily attributable to an increase in tariffs on goods imported into the United States as a result of recently enacted trade policies. Our nonrecurring perpetual gross margins decreased from 63% in the three months ended July 31, 2024 to 58% in the three months ended July 31, 2025, primarily driven by a reduction in nonrecurring perpetual revenue and higher tariff costs.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Cost of nonrecurring perpetual revenue decreased approximately $0.6 million, or 4%, from $17.6 million in the six months ended July 31, 2024 to $17.0 million in the six months ended July 31, 2025. The decrease was primarily attributable to a corresponding decrease in nonrecurring perpetual revenue as described above, partially offset by an increase in tariffs on goods imported into the United States as a result of recently enacted trade policies. Our nonrecurring perpetual gross margins decreased from 64% in the six months ended July 31, 2024 to 57% in the six months ended July 31, 2025, primarily driven by a reduction in nonrecurring perpetual revenue.

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

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Cost of nonrecurring professional services and other revenue decreased approximately $1.7 million, or 9%, from $18.0 million in the three months ended July 31, 2024 to $16.3 million in the three months ended July 31, 2025. The decrease was primarily attributable to a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring professional services and other revenue offerings, and a decrease in contractor costs. Our nonrecurring professional services and other gross margins decreased from 22% in the three months ended July 31, 2024 to 17% in the three months ended July 31, 2025, primarily due to nonrecurring professional services and other revenue decreasing at a faster rate than nonrecurring professional services and other costs driven by reduced implementation services and a decrease in consulting services revenue as described above.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Cost of nonrecurring professional services and other revenue decreased approximately $1.9 million, or 5%, from $35.7 million in the six months ended July 31, 2024 to $33.8 million in the six months ended July 31, 2025. The decrease was primarily attributable to a decrease in contractor costs, a decrease in employee compensation and related expenses due to a decrease in headcount supporting our nonrecurring professional services and other revenue offerings, and a decrease in stock-based compensation expense due to a decrease in the grant date fair value of employee equity awards. These decreases were partially offset by one-time employee severance and related charges in the current period. Our nonrecurring professional services and other gross margins decreased from 22% in the six months ended July 31, 2024 to 9% in the six months ended July 31, 2025, primarily due to nonrecurring professional services and other revenue decreasing at a faster rate than nonrecurring professional services and other costs driven by reduced implementation and consulting services and a decrease in patent royalty revenue as described above.

Amortization of Acquired Technology

Amortization of acquired technology consists of the amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Amortization of acquired technology increased approximately $0.8 million, or 44%, from $1.6 million in the three months ended July 31, 2024 to $2.4 million in the three months ended July 31, 2025. The increase was attributable to amortization expense associated with acquired technology intangible assets from recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Amortization of acquired technology increased approximately $1.7 million, or 56%, from $3.0 million in the six months ended July 31, 2024 to $4.7 million in the six months ended July 31, 2025. The increase was attributable to amortization expense associated with acquired technology intangible assets from recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

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

The following table sets forth R&D for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2025	2024	2025-2024	2025	2024	2025-2024
Research and development, net	$39,099	$35,358	11%	$79,740	$72,088	11%

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. R&D increased approximately $3.7 million, or 11%, from $35.4 million in the three months ended July 31, 2024 to $39.1 million in the three months ended July 31, 2025. This increase was primarily attributable to a $3.5 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount and a $1.8 million increase in cloud-based R&D infrastructure costs primarily attributable to a shift from on-premises to cloud R&D labs for development teams supporting R&D and product development, partially offset by a $1.5 million decrease in stock-based compensation expense due to a decrease in the grant date fair value of employee equity awards.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. R&D increased approximately $7.6 million, or 11%, from $72.1 million in the six months ended July 31, 2024 to $79.7 million in the six months ended July 31, 2025. This increase was primarily attributable to a $7.8 million increase in employee compensation and related expenses primarily due to increased investment in R&D headcount and one-time employee severance and related charges and a $3.4 million increase in cloud-based R&D infrastructure costs primarily attributable to a shift from on-premises to cloud R&D labs for development teams supporting R&D and product development, partially offset by a $2.0 million decrease in stock-based compensation expense due to a decrease in the grant date fair value of employee equity awards, and a $1.7 million benefit from the reversal of consideration payable under an acquisition related key employee incentive plan as the achievement of the underlying performance criteria is no longer probable.

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

The following table sets forth SG&A for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2025	2024	2025-2024	2025	2024	2025-2024
Selling, general and administrative	$94,540	$93,178	1%	$184,210	$186,454	(1)%

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. SG&A increased approximately $1.3 million, or 1%, from $93.2 million in the three months ended July 31, 2024 to $94.5 million in the three months ended July 31, 2025. This increase was primarily due to an increase of $4.4 million in employee compensation and related expenses primarily due to an increase in headcount supporting SG&A activities and general wage inflation, a $0.7 million increase in sales and marketing-related expenses, and a $0.6 million increase in the cost of third-party software components in order to support our hybrid work environment, partially offset by a $4.6 million decrease in stock-based compensation expense due to a decrease in the grant date fair value of employee equity awards.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. SG&A decreased approximately $2.3 million, or 1%, from $186.5 million in the six months ended July 31, 2024 to $184.2 million in the six months ended July 31, 2025. This decrease was primarily due to a $7.0 million benefit due to a change in the fair value of our obligations under contingent consideration arrangements as a result of revised outlooks related to a recent acquisition, a $5.9 million decrease in stock-based compensation expense due to a decrease in the grant date fair value of employee equity awards, and a $1.8 million benefit from the reversal of consideration payable under an acquisition related key employee incentive plan as the achievement of the underlying performance criteria is no longer probable. These decreases were partially offset by an increase of $9.0 million in employee compensation and related expenses primarily due to an increase in headcount supporting SG&A activities and general wage inflation, a $1.2 million increase in the cost of third-party software components in order to support our hybrid work environment, a $0.8 million increase in contractor costs, a $0.6 million increase in sales and marketing-related expenses, and a $0.5 million increase in travel and entertainment expenses.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of the amortization of certain intangible assets acquired in connection with business combinations.

The following table sets forth the amortization of other acquired intangible assets for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2025	2024	2025-2024	2025	2024	2025-2024
Amortization of other acquired intangible assets	$3,563	$3,020	18%	$7,082	$6,085	16%

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Amortization of other acquired intangible assets increased approximately $0.6 million, or 18%, from $3.0 million in the three months ended July 31, 2024 to $3.6 million in the three months ended July 31, 2025. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Amortization of other acquired intangible assets increased approximately $1.0 million, or 16%, from $6.1 million in the six months ended July 31, 2024 to $7.1 million in the six months ended July 31, 2025. The increase was attributable to amortization expense associated with acquired intangible assets from recent business combinations, partially offset by acquired customer-related intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 5, “Business Combinations and Asset Acquisitions” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2025	2024	2025-2024	2025	2024	2025-2024
Interest income	$1,179	$1,596	(26)%	$2,642	$3,574	(26)%
Interest expense	(2,337)	(2,593)	(10)%	(4,836)	(5,184)	(7)%
Other (expense) income:
Foreign currency (losses) gains, net	(423)	(1,934)	(78)%	300	(2,471)	(112)%
Other, net	(477)	(962)	(50)%	(704)	(923)	(24)%
Total other (expense) income, net	(900)	(2,896)	(69)%	(404)	(3,394)	(88)%
Total other expense, net	$(2,058)	$(3,893)	(47)%	$(2,598)	$(5,004)	(48)%

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Total other expense, net, decreased by $1.8 million from $3.9 million in the three months ended July 31, 2024 to $2.1 million in the three months ended July 31, 2025.

Interest income decreased from $1.6 million in the three months ended July 31, 2024 to $1.2 million in the three months ended July 31, 2025 due to lower average cash balances and lower interest rates.

Interest expense decreased to $2.3 million in the three months ended July 31, 2025 from $2.6 million in the three months ended July 31, 2024 primarily due to lower interest rates on borrowings under the revolving credit facility. Further discussion regarding our borrowings appears under “Financing Arrangements” below and in Note 7, “Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.4 million of net foreign currency losses in the three months ended July 31, 2025, and $1.9 million of net foreign currency losses during the three months ended July 31, 2024. Our foreign currency losses in the current period were primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the Israeli shekel.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Total other expense, net, decreased by $2.4 million from $5.0 million in the six months ended July 31, 2024 to $2.6 million in the six months ended July 31, 2025.

Interest income decreased from $3.6 million in the six months ended July 31, 2024 to $2.6 million in the six months ended July 31, 2025 due to lower average cash balances and lower interest rates.

Interest expense decreased to $4.8 million in the six months ended July 31, 2025 from $5.2 million in the six months ended July 31, 2024 primarily due to lower interest rates on borrowings under the revolving credit facility. Further discussion regarding our borrowings appears under “Financing Arrangements” below and in Note 7, “Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

We recorded $0.3 million of net foreign currency gains in the six months ended July 31, 2025, and $2.5 million of net foreign currency losses during the six months ended July 31, 2024. Our foreign currency gains in the current period were primarily from fluctuations associated with the exchange rate movement of the U.S. dollar against the Mexican peso, the Brazilian real, and the Australian dollar.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2025	2024	2025-2024	2025	2024	2025-2024
Provision for income taxes	$2,671	$4,254	(37)%	$5,276	$12,209	(57)%

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024. Our effective income tax rate was 206.9% for the three months ended July 31, 2025, compared to an effective income tax rate of 42.6% for the three months ended July 31, 2024.

For the three months ended July 31, 2025, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities and interest related to uncertain tax positions, offset by the benefit of certain domestic tax credits and lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $2.7 million on pretax income of $1.3 million, which represented an effective income tax rate of 206.9%.

For the three months ended July 31, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $4.3 million on pretax income of $10.0 million, which represented an effective income tax rate of 42.6%.

Six Months Ended July 31, 2025 compared to Six Months Ended July 31, 2024. Our effective income tax rate was 90.6% for the six months ended July 31, 2025, compared to an effective income tax rate of 36.7% for the six months ended July 31, 2024.

For the six months ended July 31, 2025, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, the income tax impacts of stock-based compensation, and interest related to uncertain tax positions, offset by the benefit of certain domestic tax credits and lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $5.3 million on pretax income of $5.8 million, which represented an effective income tax rate of 90.6%.

For the six months ended July 31, 2024, the effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. taxation of certain foreign activities, offset by lower statutory rates in certain foreign jurisdictions. The result was an income tax provision of $12.2 million on pretax income of $33.3 million, which represented an effective income tax rate of 36.7%.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. Certain jurisdictions in which we operate have enacted Pillar 2 legislation and others are considering changes to their tax laws to adopt the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts of new rules as they are published, including eligibility to qualify for safe harbor rules. Pillar 2 did not have a material impact on our income tax expense for the three and six months ended July 31, 2025 and 2024.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA includes provisions which significantly change the U.S. tax code including changes to the deductibility or timing of deductions of certain business expenditures including interest expense, research and development, and depreciation, with effective dates in 2025. The OBBBA also includes modifications to the international tax framework which are generally effective after December 31, 2025. While these changes are not reflected in our results for the three and six months ended July 31, 2025 and 2024, we are evaluating the impact of the OBBBA on our condensed consolidated financial statements and will continue to assess the implications of the OBBBA.

Liquidity and Capital Resources

Overview

On August 24, 2025, we entered into the Merger Agreement pursuant to which Thoma Bravo has agreed to acquire us for $20.50 per share in an all-cash transaction. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures above specified thresholds, incurring additional debt in excess of specified amounts, and repurchasing shares of our outstanding common stock outside of specified limited exceptions. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because our board of directors withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of approximately $50 million in cash. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

On May 7, 2020, an affiliate (the “Apax Investor”) of Apax Partners (“Apax”) purchased $200.0 million of our Series A convertible preferred stock (“Series A Preferred Stock”) with an initial conversion price of $53.50 per share. Following the spin-off (the “Spin-Off) of Cognyte Software Ltd., whose business and operations consist of our former Cyber Intelligence Solutions business, the Series A Preferred Stock conversion price was adjusted to $36.38 per share. In connection with the completion of the Spin-Off, on April 6, 2021, the Apax Investor purchased $200.0 million of our Series B convertible preferred stock (“Series B Preferred Stock”), which is convertible at a conversion price of $50.25 per share. As of July 31, 2025, Apax’s ownership in us on an as-converted basis was approximately 13.6%.

Each series of Preferred Stock paid dividends at an annual rate of 5.2% until May 7, 2024, and thereafter pays at a rate of 4.0%, subject to adjustment under certain circumstances. Dividends will be cumulative and payable semiannually in arrears in cash. All dividends that are not paid in cash will remain accumulated dividends with respect to each share of Preferred Stock. We used the proceeds from the Apax investment to repay outstanding indebtedness, to fund a portion of our stock repurchase programs (as described below under “Liquidity and Capital Resources Requirements”), and/or for general corporate purposes. If the Merger is completed, all outstanding Preferred Stock will be automatically redeemed at $1,000 per share plus any unpaid accrued and accumulated dividends (whether or not declared) up to, but excluding, the closing date. Please refer to Note 9, “Convertible Preferred Stock”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding the Apax convertible preferred stock investment.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash as consideration for substantially all of our historical business combinations and asset acquisitions, including approximately $10.4 million of net cash expended for business combinations and asset acquisitions during the six months ended July 31, 2024. There were no business combinations or asset acquisitions during the six months ended July 31, 2025. Please refer to Note 5, “Business Combinations and Asset Acquisitions”, to our condensed consolidated financial statements included under Part I, Item 1 of this report for more information regarding our recent business combinations and asset acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. We will need to either refinance or repay all of the debt under our 2021 Notes within the next year. This refinancing may include utilizing our Revolving Credit Facility, along with other available sources of cash, to repay some or all of the 2021 Notes. In addition, the consummation of the Merger would constitute a Fundamental Change and a Make-Whole Fundamental Change as those terms are defined in the indenture governing the 2021 Notes, requiring us to offer to repurchase the 2021 Notes from the holders thereof for a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the repurchase date.

A portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash, restricted cash equivalents, and restricted bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $110.0 million and $156.2 million as of July 31, 2025 and January 31, 2025, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions.

We currently intend to continue to indefinitely reinvest a portion of the earnings of our foreign subsidiaries, which, as a result of the 2017 Tax Cuts and Jobs Act, may now be repatriated without incurring additional U.S. federal income taxes.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As noted above, we currently intend to indefinitely reinvest a portion of the earnings of our foreign subsidiaries to finance foreign activities. Except to the extent that earnings of our foreign subsidiaries have been subject to U.S. taxation as of July 31, 2025, and withholding taxes of $5.1 million accrued as of July 31, 2025 with respect to certain identified cash that may be repatriated to the United States, we have not provided tax on the outside basis difference of foreign subsidiaries nor have we provided for any additional withholding or other tax that may be applicable should a future distribution be made from any unremitted earnings of foreign subsidiaries. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income and withholding taxes that would have to be provided on such earnings.

The following table summarizes our total cash, cash equivalents, restricted cash, cash equivalents, and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2025 and January 31, 2025:

	July 31,	January 31,
(in thousands)	2025	2025
Cash and cash equivalents	$174,968	$215,707
Short-term investments	434	1,344
Total cash, cash equivalents, and short-term investments	$175,402	$217,051
Total debt, including current portions	$413,536	$412,753

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

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2025 and 2024:

	Six Months Ended July 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$45,434	$64,580
Net cash used in investing activities	(11,054)	(21,727)
Net cash used in financing activities	(77,995)	(77,478)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,876	620
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(40,739)	$(34,005)

Our financing activities used $78.0 million of net cash and our investing activities used $11.1 million of net cash during the six months ended July 31, 2025, which was partially offset by $45.4 million of cash generated from operating activities. Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $45.4 million of net cash during the six months ended July 31, 2025, compared to $64.6 million generated during the six months ended July 31, 2024. Our operating cash flow in the current period decreased primarily due to lower net income adjusted for non-cash expenses as a result of lower operating income and the collection of a long-standing foreign withholding tax receivable in the prior period.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the six months ended July 31, 2025, our investing activities used $11.1 million of net cash, consisting primarily of $11.7 million of payments for property, equipment and capitalized software development, and $0.3 million of net cash utilized for business combinations and asset acquisitions, partially offset by $0.9 million of net proceeds from maturities of short-term investments.

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

We had no significant commitments for capital expenditures at July 31, 2025.

Net Cash Used in Financing Activities

For the six months ended July 31, 2025, our financing activities used $78.0 million of net cash, consisting primarily of $51.1 million of payments to repurchase common stock, $16.0 million of payments of Preferred Stock dividends, $8.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, $2.3 million paid for debt-related issuance fees, $0.5 million of finance lease payments and other financing obligations, and a $0.3 million distribution to a noncontrolling shareholder of one of our subsidiaries, partially offset by $0.2 million of cash received related to the sale of an insignificant product line in March 2023.

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

During the year ended January 31, 2025, we repurchased approximately 1,701,000 shares of our common stock for a cost of $52.9 million under the prior stock repurchase program and approximately 689,000 shares of common stock for a cost of $18.7 million under the new stock repurchase program. We also repurchased approximately 25,000 shares for a cost of $0.7 million to facilitate income tax withholding or tax payments. During the six months ended July 31, 2025, we repurchased approximately 2,924,000 shares of common stock for a cost of $49.5 million under the new stock repurchase program, with $0.1 million of these repurchases settled in cash in early August 2025. We also repurchased approximately 104,000 shares to facilitate income tax withholding or payments as described above for a cost of $1.7 million.

Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act (“IRA”). We recognized excise tax of $0.3 million as part of the cost basis of shares acquired in the condensed consolidated statements of stockholders’ equity during the six months ended July 31, 2025.

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

The 2021 Notes are convertible into shares of our common stock at an initial conversion rate of 16.1092 shares per $1,000 principal amount of 2021 Notes, which represents an initial conversion price of approximately $62.08 per share, subject to adjustment upon the occurrence of certain events, and subject to customary anti-dilution adjustments. Prior to January 15, 2026, the 2021 Notes are convertible only upon the occurrence of certain events and during certain periods, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes. Upon conversion of the 2021 Notes, holders will receive cash up to the aggregate principal amount, with any remainder to be settled with cash or common stock, or a combination thereof, at our election. As of July 31, 2025, the 2021 Notes were not convertible.

Based on the closing market price of our common stock on July 31, 2025, the if-converted value of the 2021 Notes was less than their aggregate principal amount.

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

The Capped Calls exercise price is equal to the $62.08 initial conversion price of each of the 2021 Notes, and the cap price is $100.00, each subject to certain adjustments under the terms of the Capped Calls. The Capped Calls have the economic effect of increasing the conversion price of the 2021 Notes from $62.08 per share to $100.00 per share. Our exercise rights under the Capped Calls generally trigger upon conversion of the 2021 Notes, and the Capped Calls terminate upon maturity of the 2021 Notes, or the first day the 2021 Notes are no longer outstanding. As of July 31, 2025, no Capped Calls have been exercised.

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

As of July 31, 2025, the $100.0 million in borrowings under the Revolving Credit Facility, and as of January 31, 2025, the $100.0 million in borrowings under the Prior Revolving Credit Facility, were included in debt, current on our condensed consolidated balance sheet. For borrowings under the Revolving Credit Facility, the applicable margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio (the “Leverage Ratio”). As of July 31, 2025, the interest rate on our Revolving Credit Facility borrowings was 5.86%. In addition, we are required to pay a commitment fee with respect to unused availability under the Revolving Credit Facility at rates per annum determined by reference to our Leverage Ratio.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The Credit Agreement also contains a financial covenant that, solely with respect to the Revolving Credit Facility generally requires us to maintain a Leverage Ratio of no greater than 4.5 to 1. The Credit Agreement further provides that, upon consummation of a Permitted Acquisition (as defined in the Credit Agreement) for consideration in an aggregate amount equal to or greater than $100.0 million, we may increase the Leverage Ratio to 5.0 to 1 during the quarter in which the Permitted Acquisition is consummated or, at our election, the immediately following fiscal quarter, and for each of the three succeeding fiscal quarters, subject to the restrictions described in the Credit Agreement. At July 31, 2025, our Leverage Ratio was approximately 1.1 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

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

Contractual Obligations

Our principal commitments primarily consist of current debt, dividends on Preferred Stock, leases for office space and open non-cancellable purchase orders. As of July 31, 2025, we believe there have been no material changes to our contractual obligations from those disclosed in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 31, 2025. For additional information regarding our leases, debt and our commitments and contingencies, see Note 15, “Leases”, in the Form 10-K and Note 7, “Debt”, Note 9, “Convertible Preferred Stock”, and Note 15, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

As of July 31, 2025, our total operating lease liabilities were $36.1 million, of which $5.6 million is included within accrued expenses and other current liabilities (current portions), and $30.5 million is included as operating lease liabilities (long-term portions), on our condensed consolidated balance sheets.

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

Our condensed consolidated balance sheet at July 31, 2025 included $69.8 million of non-current tax reserves (including interest and penalties of $10.5 million), net of related benefits for uncertain tax positions. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations and Asset Acquisitions

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon the achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2025, we made $8.0 million of payments under contingent consideration arrangements. As of July 31, 2025, potential future cash payments and earned consideration expected to be paid under contingent consideration arrangements totaled $46.2 million, the estimated fair value of which was $6.8 million, of which $5.7 million was recorded within accrued expenses and other current liabilities, and $1.1 million was recorded within other liabilities. The performance periods associated with these potential payments extend through October 2027.

In July 2023, we entered into an agreement to acquire source code that qualified as an asset acquisition and provides for additional consideration contingent upon achieving certain performance targets for the years ending January 31, 2025 and 2026 of up to $5.0 million, plus the opportunity to receive additional payments from us based on any revenue we receive from sales of products based on the acquired technology in adjacent markets. During the year ended January 31, 2025, we made a $0.3 million noncontingent prepayment against the first period earn-out, and accrued the remaining $1.7 million of the minimum guaranteed contingent consideration upon achieving certain milestones by certain dates. During the six months ended July 31, 2025, we made a $0.7 million payment against the first period earn-out, with the remaining $1.0 million recorded within accrued expenses and other current liabilities as of July 31, 2025.

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

Interest rates on loans under the Credit Agreement are based on either: (i) the ABR (as defined in the Credit Agreement), plus the applicable rate margin therefor or (ii) Term SOFR, plus the applicable margin therefor. Prior to the Fifth Amendment, the applicable margin ranged from 0.25% to 1.25% for ABR borrowings and from 1.25% to 2.25% for Term SOFR borrowings. Under the Fifth Amendment, the applicable margin ranges from 0.50% to 1.25% for ABR borrowings and from 1.50% to 2.25% for Term SOFR borrowings.

For loans under the Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA leverage ratio. As of July 31, 2025, the interest rate on our $100.0 million of borrowings under our Revolving Credit Facility was 5.86%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2025 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Our exposure to market risk has not changed materially during the six months ended July 31, 2025, other than as described above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2025. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

On August 24, 2025, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by Thoma Bravo. Completion of the Merger is subject to certain closing conditions, including (1) the approval of the Merger Agreement by the affirmative vote of holders of a majority of the issued and outstanding shares of our capital stock entitled to vote on the adoption of the Merger Agreement at a meeting of stockholders held for such purpose, (2) no governmental authority having jurisdiction over any party to the Merger Agreement having issued any order or other action that is in effect (whether temporary, preliminary or permanent) restraining, enjoining or otherwise prohibiting the consummation of the Merger and no applicable law having been adopted that makes consummation of the Merger illegal or otherwise prohibited, (3) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and and receipt of all consents required under (a) any other applicable federal, state, local or foreign antitrust, competition, premerger notification and trade regulations laws, regulations or orders, and (b) laws, regulations, statutes, rules, orders, decrees, or other legal requirements of any governmental authority relating to or governing foreign ownership, foreign investment, or the review, approval, notification, or restriction of foreign direct investment, (4) the accuracy of the other party’s representations and warranties, subject to certain customary materiality standards set forth in the Merger Agreement, (5) performance or compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.

During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:

•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase offerings from other providers or delay purchasing from us;

•the possibility of disruption to our business and operations, including diversion of management attention and resources;

•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•limitations on our inability to solicit other acquisition proposals during the pendency of the Merger;

•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and

•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain the approval of the Merger Agreement by our stockholders;

•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and

•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Parent not to complete the Merger.

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and

•the requirement that we may be required to pay a termination fee of $50 million if the Merger Agreement is terminated in certain circumstances, including by us to enter into a superior proposal or by Parent because our board of directors withdraws its recommendation in favor of the Merger.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes.

•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business, including effectively responding to competitive pressures and industry developments, that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

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

During the six months ended July 31, 2025, we repurchased approximately 2,924,000 shares of our common stock during the period for a cost of $49.5 million under the new stock repurchase program and approximately 104,000 shares of common stock to facilitate income tax withholding or payments as described above for a cost $1.7 million, excluding an excise tax of $0.3 million.

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

Share repurchase activity during the three months ended July 31, 2025 was as follows:

Period	Total Number Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 1, 2025 - May 31, 2025	199,093	$17.60	199,093	$137,137
June 1, 2025 - June 30, 2025	186,550	17.73	165,400	134,202
July 1, 2025 - July 31, 2025	110,000	21.30	110,000	131,860
	495,643	$18.47	474,493	$131,860

(1) Represents the approximate weighted-average price paid per share and excludes excise tax.

The average price per share and aggregate cost amounts disclosed above do not include the cost of commissions or the excise tax.

In connection with the entry into the Merger Agreement on August 24, 2025, we suspended our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended July 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2025:

Number	Description	Filed Herewith / Incorporated by Reference from
2.1	Agreement and Plan of Merger, dated August 24, 2025, by and among Verint Systems Inc., Calabrio, Inc. and Viking Merger Sub, Inc.*	Form 8-K filed on August 25, 2025
10.1	Amendment No. 1 to the Verint Systems Inc. 2023 Long-Term Stock Incentive Plan	Form 8-K filed on June 20, 2025
10.3	Form of Voting and Support Agreement by and among Calabrio, Inc., Verint Systems Inc. and the stockholders party thereto	Form 8-K filed on August 25, 2025
10.4	Form of Retention Bonus Letter	Form 8-K filed on August 25, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

(1)These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
(*)    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verint Systems Inc.

September 2, 2025	/s/ Grant Highlander
Grant Highlander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)